Form 10-K
period 1993-12-31
TENNESSEE GAS PIPELINE CO
filed 1994-03-17
CIK 97142

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-4101
                         TENNESSEE GAS PIPELINE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               74-1056569
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


    TENNECO BUILDING, HOUSTON, TEXAS                      77002
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 757-2131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                    ON WHICH REGISTERED
                 -------------------                   ---------------------
6% Debentures due 2011; 9 1/4% Notes due 1996; 9%
Notes due 1997.......................................  New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

  STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.

                                      None

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE LATEST PRACTICABLE DATE. Common stock, par value $5 per share, 200 shares outstanding as of March 17, 1994.

  TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION J(1)(A) AND (B) TO THE FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
   ITEM 1.  BUSINESS....................................................     1
            Tennessee Gas Pipeline Company..............................     1
            Contributions of Major Businesses...........................     1
            Natural Gas Pipelines and Marketing.........................     3
            Farm and Construction Equipment.............................     7
            Automotive Parts............................................     9
            Shipbuilding................................................    11
            Packaging...................................................    12
            Chemicals...................................................    13
            Other.......................................................    13
            Business Strategy...........................................    13
            Environmental Matters.......................................    14
   ITEM 2.  PROPERTIES..................................................    14
   ITEM 3.  LEGAL PROCEEDINGS...........................................    14
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    17
 PART II
            MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
   ITEM 5.   STOCKHOLDER MATTERS........................................    17
   ITEM 6.  SELECTED FINANCIAL DATA.....................................     *
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................    18
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    24
            Index to Financial Statements of Tennessee Gas Pipeline
             Company and Consolidated Subsidiaries......................    24
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...................................    54
 PART III
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     *
   ITEM 11. EXECUTIVE COMPENSATION......................................     *
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................     *
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     *
 PART IV
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K........................................................    54
            Financial Statements Included in Item 8.....................    54
            Index to Financial Statements and Schedules Included in Item
             14.........................................................    54
            Schedules Omitted as Not Required or Inapplicable...........    54
            Reports on Form 8-K.........................................    66
            Exhibits....................................................    66

- --------
 * No response to this item is included herein for the reason that no response is required pursuant to the reduced disclosure format permitted by General Instruction J to Form 10-K.

                                     PART I

                         TENNESSEE GAS PIPELINE COMPANY

ITEM 1. BUSINESS.

  Tennessee Gas Pipeline Company, a Delaware corporation (the "Company"), is a wholly-owned subsidiary of Tenneco Inc. As used herein, "Tennessee" refers to the Company and its consolidated subsidiaries.

  The major businesses of Tennessee are the transportation and sale of natural gas; manufacture and sale of farm and construction equipment; manufacture and sale of automotive exhaust system parts, ride control products and brake products; construction and repair of ships; manufacture and sale of packaging materials, cartons, containers and specialty packaging products; and manufacture and sale of phosphorus chemicals and surfactant products. See "Business Strategy".

  At December 31, 1993, Tennessee had approximately 60,000 employees.

                       CONTRIBUTIONS OF MAJOR BUSINESSES

  Information concerning Tennessee's principal industry segments and geographic areas is set forth in Note 13 of the Financial Statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries. The following tables summarize
(i) net sales and operating revenues from continuing operations, (ii) income
(loss) from continuing operations before interest expense and income taxes and
(iii) capital expenditures of the major business groups of Tennessee for the periods indicated.

NET SALES AND OPERATING REVENUES FROM CONTINUING OPERATIONS

                                          1993          1992          1991
                                       ------------  ------------  ------------
                                          (DOLLAR AMOUNTS IN MILLIONS)
Natural gas pipelines................. $ 2,862   27% $ 2,183   21% $ 2,183   17%
Farm and construction equipment.......   1,014   10    1,256   12    3,616   29
Automotive parts......................   1,676   16    1,655   16    1,693   14
Shipbuilding..........................   1,861   18    2,265   22    2,216   18
Packaging.............................   2,042   20    2,078   20    1,934   15
Chemicals.............................     914    9      951    9      916    7
Other.................................       1   --        2   --       33   --
Intergroup sales......................      (8)  --       (6)  --      (13)  --
                                       -------  ---  -------  ---  -------  ---
  Total............................... $10,362  100% $10,384  100% $12,578  100%
                                       =======  ===  =======  ===  =======  ===

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE AND INCOME
TAXES

                                                          1993    1992    1991
                                                         ------  ------   ----
                                                             (MILLIONS)
Natural gas pipelines................................... $  411  $  360   $561
Farm and construction equipment.........................     49*   (264)* (951)*
Automotive parts........................................    191     203    183
Shipbuilding............................................    225     249    225
Packaging...............................................    139     221    139
Chemicals...............................................     78      72    (70)*
Other...................................................    219     211     59
                                                         ------  ------   ----
  Total................................................. $1,312  $1,052   $146
                                                         ======  ======   ====

- --------
* Includes a 1993 reduction of the restructuring charge of $62 million and restructuring charges of $241 million and $403 million related to Farm and construction equipment for 1992 and 1991, respectively, and $79 million related to Chemicals for 1991. For additional information concerning these charges, see Note 2 to the Financial Statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS

                                                     1993      1992      1991
                                                   --------  --------  --------
                                                       (DOLLAR AMOUNTS IN
                                                           MILLIONS)
Natural gas pipelines............................. $170  35% $251  49% $278  39%
Farm and construction equipment...................   11   2     5   1    82  11
Automotive parts..................................   92  19    62  12    81  11
Shipbuilding......................................   36   7    35   7    64   9
Packaging.........................................  124  25    97  19   127  18
Chemicals.........................................   59  12    58  12    69  10
Other.............................................    1  --     2  --    20   2
                                                   ---- ---  ---- ---  ---- ---
  Total........................................... $493 100% $510 100% $721 100%
                                                   ==== ===  ==== ===  ==== ===

  The interest expense and income taxes from continuing operations which are not allocated to the major businesses were as follows:

                                                                 1993 1992 1991
                                                                 ---- ---- ----
                                                                   (MILLIONS)
      Interest Expense (net of interest capitalized)............ $277 $354 $399
      Income Tax Expense........................................  342  341   67

                      NATURAL GAS PIPELINES AND MARKETING

  Tennessee is engaged in the interstate and intrastate transportation and marketing of natural gas. Its natural gas operations are conducted by Tenneco Gas Inc. and other subsidiaries of Tennessee Gas Pipeline Company
(collectively, "Tenneco Gas").

  Historically, interstate pipeline companies served primarily as merchants of natural gas, purchasing gas under long-term contracts with numerous producers and reselling gas to local distribution companies under long-term sales agreements. Interstate pipelines were not required to transport gas for customers who did not purchase the gas from the pipeline company.

  Commencing in 1984, the Federal Energy Regulatory Commission (the "FERC") issued a series of orders that have resulted in a major restructuring of the natural gas transmission industry and its business practices. This restructuring, coupled with a nationwide excess of deliverable natural gas, resulted in increased competition for markets and decreased prices for natural gas, and dramatically increased the ratio that pipelines' transportation volumes bear to their total throughput. With full implementation of the FERC's Order No. 636 (discussed below under the caption "Federal Regulation"), most interstate pipeline companies now serve primarily as gas transporters rather than gas merchants.

  During this period, pipeline customers have turned more and more to marketers of natural gas to secure natural gas supplies for them, make transportation arrangements and provide other services. Generally, these gas marketers are not regulated by the FERC and may be affiliates of regulated interstate pipeline companies, subject to certain information-sharing restrictions to prevent unfair competitive advantages. To respond to the changing natural gas industry, Tenneco Gas, through companies that are not subject to regulation by the FERC, has been providing natural gas marketing services since 1984. In addition, Tenneco Gas has started building new business units that are not generally subject to regulation by the FERC and that Tenneco Gas believes have the potential to generate higher returns than its regulated businesses. The principal activities of these business units include development of and participation in international natural gas pipeline and gas-fired power generation projects and of domestic gas-fired power generation projects; establishment of natural gas production financing programs for producers; and the sale of administrative services.

INTERSTATE PIPELINE OPERATIONS

  Tenneco Gas' interstate pipeline operations include the pipeline systems of the Company, Midwestern Gas Transmission Company ("Midwestern") and East Tennessee Natural Gas Company ("East Tennessee"), which are engaged in the transportation, storage and, to a limited extent, sale of natural gas primarily to or for other gas transmission or distribution companies for resale.

  The Company's multiple-line system begins in gas-producing regions of Texas and Louisiana, including the continental shelf of the Gulf of Mexico, and extends into the northeastern section of the United States, including the New York City and Boston metropolitan areas. Midwestern's pipeline system extends from Portland, Tennessee, to Chicago, and principally serves the Chicago metropolitan area. East Tennessee's pipeline system serves the states of Tennessee, Virginia and Georgia.

  At December 31, 1993, Tennessee's interstate gas transmission systems included approximately 16,300 miles of pipeline, gathering lines and sales laterals, together with related facilities that include 91 compressor stations with an aggregate of approximately 1.5 million horsepower. These systems also include underground and above-ground gas storage facilities to permit increased deliveries of gas during peak demand periods. The total design delivery capacity of Tennessee's interstate systems at December 31, 1993, was approximately 4,299 million cubic feet ("MMCF") of gas per day, and approximately 5,605 MMCF on peak demand days, which includes gas withdrawal from storage.

 Joint Ventures

  Tennessee also has interests in several joint ventures formed to own and operate interstate pipeline systems. These interests include a 50% interest in Kern River Gas Transmission Company ("Kern River") and a 13.2% interest in Iroquois Gas Transmission Company ("Iroquois").

  Kern River, which owns a 904-mile pipeline system extending from Wyoming to California with a design capacity of 700 MMCF of gas per day, completed its second year of operations in 1993. Also in 1993, Kern River implemented Order No. 636 with no adverse effect to the pipeline's normal business flow.

  The 370-mile Iroquois pipeline began initial operation in late 1991 and became fully operational in January 1992. The pipeline extends from the Canadian border at Waddington, New York, to Long Island, New York, and, with additional compression added in 1993, is designed to deliver (directly or through interconnecting pipelines such as Tennessee) 641 MMCF of gas per day to local distribution companies and electric generation facilities in six states.

 Gas Sales and Transportation Volumes

  The following table sets forth the volumes of gas, stated in MMCF, sold and transported by Tennessee's interstate pipeline systems for the periods shown.

                                                 1993      1992      1991
                                               --------- --------- ---------
Sales*........................................   207,505   233,006   185,185
Transportation*............................... 2,067,541 1,968,331 1,991,735
                                               --------- --------- ---------
  Total....................................... 2,275,046 2,201,337 2,176,920
                                               ========= ========= =========

- --------
* These sales and transportation volumes include all natural gas sold or transported by Tennessee's interstate pipeline companies. The table includes Tennessee's proportionate share of sales and transportation volumes of the joint ventures in which it has interests; of the total volumes shown, 165,728 MMCF was attributable to these joint venture interests in 1993, 125,134 MMCF in 1992, and 118,839 MMCF in 1991. Intercompany deliveries of natural gas have not been eliminated from the table.

 Federal Regulation

  Tennessee's interstate natural gas pipeline companies are "natural gas companies" as defined in the Natural Gas Act of 1938, as amended (the "Natural Gas Act"). As such, these companies are subject to the jurisdiction of the Department of Energy, including the FERC. Tennessee's interstate pipeline operations are operated pursuant to certificates of public convenience and necessity issued under the Natural Gas Act and pursuant to the Natural Gas Policy Act of 1978. The FERC regulates the interstate transportation and certain sales of natural gas, including, among other things, rates and charges allowed natural gas companies, extensions and abandonments of facilities and service, rates of depreciation and amortization and the accounting system utilized by the companies.

  Prior to the FERC's industry restructuring initiatives in the 1980's, Tennessee's interstate pipeline companies operated primarily as merchants, purchasing natural gas under long-term contracts and reselling the gas to customers, again under long-term contracts. With the FERC mandated conversion from a primarily merchant to a primarily transportation business, the Company's sales, and hence its purchases of gas for resale, declined precipitously, and the Company incurred significant liability to its producers under its long-term gas supply contracts, many of which specified prices at above market levels. On June 25, 1992, the FERC approved a settlement allowing the Company to recover from its customers up to $650 million of excess gas supply costs incurred in resolving this liability through July 1, 1992 (including take-or-pay costs and payments to producers to suspend or terminate contracts or to reduce contract prices to market levels). The settlement also allowed the Company to place into effect, as of July 1, 1992, a Gas Inventory Charge providing a mechanism for the recovery of these excess gas supply costs until September 1, 1993, the effective date of the Company's implementation of Order No. 636. The Company charged to operating expenses that portion of excess gas supply costs incurred prior to the implementation of Order No. 636 that it cannot recover from customers.

  In 1992, the FERC issued Order No. 636 which, together with subsequently issued clarifying Order Nos. 636-A and 636-B (the "FERC Restructuring Orders"), directed a further sweeping restructuring of the interstate gas pipeline industry. The FERC Restructuring Orders required pipelines to: "unbundle" their transportation and storage services from their sales services; increase pipeline customers' flexibility to change receipt and delivery points under transportation contracts and to allow release of capacity under those contracts for use by others; and separate interstate pipeline gas sales organizations from interstate pipeline transportation and storage business units. Under the FERC Restructuring Orders, rates for pipeline transportation and storage generally remain subject to traditional cost-of-service regulation but under a rate design which is relatively insensitive to throughput and hence less sensitive to seasonal variation. Sales of natural gas by interstate pipelines occur pursuant to a blanket sales certificate under which price and other terms of sale are set by market forces. After a series of FERC orders and compliance filings, the Company implemented its Order No. 636 tariff commencing on September 1, 1993, restructuring its transportation, storage and sales services.

  The FERC Restructuring Orders recognized that transition costs, including gas supply realignment costs, may result from this restructuring and provided mechanisms for the full recovery of such qualified costs. Pipelines were encouraged to propose various mechanisms in the restructuring proceedings to reduce transition costs, including assignment of gas supply contracts and phasing in of the conversions of the pipeline sales service. The FERC Restructuring Orders specified that pipelines would be allowed to make special filings to recover many types of transition costs.

  The Company has made multiple filings to begin recovery of certain of the transition costs already paid or obligated to be paid in connection with the FERC Restructuring Orders. The Company's filings request authority to: recover, through a monthly surcharge, one-time gas supply realignment costs and certain related costs incurred to date over a twelve-month period; direct-bill customers for unrecovered gas costs over a twelve-month period; and track and recover, through an annual surcharge, upstream transportation costs from customers. The filings were accepted effective September 1, 1993, and made subject to refund pending review. The FERC will review the recovery of the gas supply realignment costs and the direct billing of unrecovered gas costs in hearings set for the fall of 1994. However, the Company's filings to recover production costs related to its Bastian Bay facilities have been rejected by the FERC based on the continued use of the gas production from the field; but, the FERC recognized the Company's right to file for the recovery of losses upon disposition of these assets. The Company will seek judicial review of the FERC actions rejecting recovery of production costs relating to Bastian Bay. The Company is confident that the Bastian Bay costs will ultimately be recovered as transition costs directly related to Order No. 636, and no FERC order has questioned the ultimate recoverability of these costs.

  The total amount of transition costs that will be incurred by the Company will depend upon: developments in restructuring proceedings involving the Company, its customers and other affected parties; the resolution of pending litigation; and the terms of multiple negotiations with individual suppliers. Until these issues are resolved, the Company cannot finally determine the ultimate amount of one-time realignment costs or other related annual costs it will incur, nor the amounts which will be recovered from customers. The Company believes that one-time realignment costs will not exceed $700 million; at December 31, 1993, the Company had recorded and deferred approximately $120 million of such one-time costs which are recoverable from its customers. The Company believes that other related annual costs will not exceed $100 million in 1994, decreasing thereafter over the length of the contracts involved.

  The FERC Restructuring Orders will undergo judicial review, clarifications and formulation of cost recovery details as the restructuring process proceeds. However, the Company believes that it is entitled to full recovery of all transition costs it will incur. Given the fact that the FERC Restructuring Orders contemplate complete recovery by pipelines of qualified transition costs, Tennessee believes that the Company's Order No. 636 restructuring (together with the Order No. 636 restructuring of Tennessee's other interstate pipelines) will not have a material effect on Tennessee's consolidated financial position or results of operations.

 Competition

  The natural gas pipeline industry is experiencing increasing competition in virtually every aspect of operations, the result of actions by the FERC to strengthen market forces throughout the industry. In a number of key markets, Tennessee's interstate pipelines face competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a supplier or switch suppliers based on the short term price of the gas and the cost of transportation. Competition between pipelines is particularly intense in Midwestern's Chicago and Northern Indiana markets, in East Tennessee's Roanoke, Chattanooga and Atlanta markets, and in Tennessee's supply area, Louisiana and Texas. Even in other markets, such as the Company's New England market, displacement of load to other pipelines is possible during summer or other low demand seasons. Tenneco Gas pipelines have frequently been required to discount their transportation rates to maintain market share.

 Gas Supply

  With full implementation of Order No. 636, the Company's firm sales obligations requiring maintenance of long-term gas purchase contracts have declined from over a 1.4 billion dekatherm maximum daily delivery obligation to less than a 200 million dekatherm maximum daily delivery obligation. As discussed above under the caption "Federal Regulation", the Company has attempted to reduce its natural gas purchase portfolio in line with these requirements through termination and assignment to third parties. Although the Company's requirements for purchased gas are substantially less than prior to its implementation of Order No. 636, Tenneco Gas is pursuing the attachment of gas supplies to, and transportation by others through, the Company's system. Current gas supply activities include development of offshore and onshore pipeline gathering projects and utilization of production financing programs to spur exploration and development drilling in areas adjacent to the Company's system.

GAS MARKETING AND INTRASTATE PIPELINES

  Subsidiaries of Tenneco Energy Resources Corporation ("TERC") buy and sell natural gas and arrange for shipment of gas purchased and sold. With the implementation of Order No. 636, the volumes of gas that are purchased and sold by gas marketers have increased and competition to serve the increased demand is intense. Consequently, TERC is focused upon improving its ability to serve as a major gas marketer and specifically upon the development of natural gas products and services designed to meet the changing needs of its customers as the natural gas market continues to become more deregulated.

  Through various intrastate pipeline and gathering subsidiaries, Tennessee is engaged in the intrastate sale and transportation of natural gas in various states. These subsidiaries include Channel Industries Gas Company, Tenngasco Gas Supply Company, Tenneco Gas Gathering Company and Creole Gas Pipeline Corporation. Tenngasco Gas Supply Company also owns an equity interest in Oasis Pipeline Company, which has 1 Bcf of pipeline capacity from central and west Texas. As of December 31, 1993, Tennessee owned or had an equity interest in approximately 2,000 miles of intrastate pipelines and other related facilities. Tennessee's intrastate pipeline systems are subject to the jurisdiction of state regulatory authorities and are subject to the jurisdiction of the FERC but only to a very limited extent.

  The following table sets forth the volumes of gas, stated in MMCF, sold by subsidiaries of TERC and transported by Tennessee's non-jurisdictional pipelines for the periods indicated:

                                                          1993    1992    1991
                                                         ------- ------- -------
   Sales................................................ 741,800 494,445 524,052
   Transportation....................................... 235,940 168,776  66,041
                                                         ------- ------- -------
     Total.............................................. 977,740 663,221 590,093
                                                         ======= ======= =======

  TERC is also engaged in the processing of natural gas, including the processing of gas of third parties, and it also markets natural gas liquids that are extracted from the gas stream.

  On February 11, 1994, TERC announced the sale of original issue stock to Ruhrgas AG, through a transaction, certain terms of which are to be finalized by February 1995, resulting in dilution of the Company's ownership in that subsidiary from 100% to 80%. At the same time, Tenneco Gas entered into an agreement with the buyer to pursue joint opportunities in the European gas industry.

TENNECO VENTURES

  Tenneco Gas Production Corporation ("TGPC") and Tenneco Ventures Corporation ("Ventures"), subsidiaries of the Company, together with certain institutional investors and partners, invest in oil and gas properties by acquiring interests in properties or providing financing to producers for exploration and development. Three institutional investors have agreed to provide up to an aggregate of $65,000,000 to TGPC for investment in oil and gas properties. TGPC selects the properties to be acquired and owns at least a 10% interest in each of the properties. As of December 31, 1993, approximately $25,000,000 of such amount had been used to acquire interests in oil and gas properties. A majority of the gas reserves from these properties should be available for sale through TERC and transportation on the pipeline systems of Tenneco Gas.

                        FARM AND CONSTRUCTION EQUIPMENT

  Tennessee's farm and construction equipment subsidiaries ("Case") manufacture farm equipment and components for agricultural and construction equipment. The Case manufacturing activities are presently carried on at three plants in two foreign countries. Case's products are sold through company-owned retail outlets and independently owned dealer outlets throughout the world.

RESTRUCTURING OF CASE OPERATIONS

  On March 21, 1993, the Board of Directors of Tenneco Inc. adopted a comprehensive restructuring program for Case (the "Case Restructuring Program") which resulted in a pre-tax charge of $241 million ($240 million after taxes), all of which was reflected in the 1992 loss from continuing operations before interest expense and income taxes. Implementation of the Case Restructuring Program was commenced in 1993, and various restructuring actions in the Program were completed in 1993 and others are in process. The Case Restructuring Program is expected to be substantially completed during 1996.

  The specific restructuring measures were based on management's best business judgment under prevailing circumstances and on assumptions which may be revised over time and as circumstances change. As the initial actions were implemented and plans progressed for measures to be taken over the next three years, Tenneco Inc. determined that it was appropriate to reallocate its estimate of the overall pre-tax restructuring charge among the companies in the Tenneco Inc. farm and construction equipment group, not all of which are subsidiaries of Tennessee. This resulted in a $62 million reduction of the $241 million pre-tax charge recorded by Tennessee in 1992 with a corresponding increase in the amounts attributable to other Tenneco Inc. farm and construction equipment group affiliates which are not included in the Tennessee Gas

Pipeline Company consolidation. The estimated costs may require further revision in the future. The Case Restructuring Program is highly complex, and effectively implementing it continues to be a major undertaking. For additional information about Case's restructuring program, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 2 to the Financial Statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries.

OPERATIONS

  The following were products and components manufactured by Case in 1993:

        WHOLEGOODS                     MAJOR COMPONENTS
        ----------                     ----------------
        two-wheel drive farm tractors   diesel engines

  Case manufactures and distributes equipment primarily under the names "Case", "Case IH" and "Case International."

  The following table sets forth information with respect to sales during the past three years:

                                                                 PERCENTAGE OF
                                                                     SALES*
                                                                 ----------------
                                                                 1993  1992  1991
                                                                 ----  ----  ----
      Sales by Product Type
        Farm equipment..........................................  59%   54%   60%
        Construction equipment..................................  41    46    40
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===
      Sales by Geographic Area
        United States...........................................   0%    0%   52%
        European Community......................................  88    86    29
        Canada..................................................   0     0     9
        Other areas.............................................  12    14    10
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

- --------
* The information with respect to 1991 includes results from operations that were sold by Tennessee in November 1991. For additional information concerning this sale, see Note 4 to the Financial Statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries.

  Case's business is affected by the general level of activity in the agricultural and construction industries, including the rate of worldwide agricultural production and demand, levels of total industry capacity, weather conditions, exchange rates, commodity prices, levels of equipment inventory and prevailing levels of construction. The farm and construction equipment industry is characterized by unrelenting global competition and flat to declining markets. International manufacturers of farm and construction equipment compete on a world-wide basis in such markets.

                                AUTOMOTIVE PARTS

  The principal components of the automotive parts operations of Tennessee are Walker Manufacturing Company, Monroe Auto Equipment Company and Tenneco Brake.

WALKER MANUFACTURING COMPANY

  Walker Manufacturing Company and its affiliates ("Walker") manufacture a variety of automotive exhaust systems and emission control products. In the United States, Walker operates nine manufacturing facilities and seven distribution centers, three of which are located at manufacturing facilities, and also has two research and development facilities. Walker also operates ten manufacturing facilities located in Australia, the United Kingdom, Mexico, Denmark, Germany, France, Portugal and Sweden.

  Walker's products are sold to automotive manufacturers for use as original equipment and to wholesalers and retailers for resale as replacement equipment. Sales to the original equipment market are directly dependent on new car sales, and sales to the replacement market are related to the service life of original equipment and to the level of maintenance by individual owners of their automobiles. The service life of exhaust systems has increased in recent years, resulting in a decline in the exhaust replacement rate.

  The following table sets forth information relating to Walker's sales:

                                                               PERCENTAGE OF
                                                                   SALES
                                                               ----------------
                                                               1993  1992  1991
                                                               ----  ----  ----
 United States Sales
  Automotive replacement equipment
   (primarily exhaust system parts)...........................  52%   53%   60%
  Automotive original equipment...............................  48    47    40
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===
 Foreign Sales
  Automotive replacement equipment............................  78%   81%   72%
  Automotive original equipment...............................  22    19    28
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===
 Total Sales by Geographic Area
  United States...............................................  67%   65%   59%
  European Community..........................................  26    31    27
  Canada......................................................   0     0    13
  Other areas.................................................   7     4     1
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===

  In addition to the "Walker" line, Walker manufactures and distributes exhaust systems under a number of other brand names in the United States and foreign countries.

MONROE AUTO EQUIPMENT COMPANY

  Monroe Auto Equipment Company and its affiliates ("Monroe") are engaged principally in the design, manufacture and distribution of ride control products. Monroe ride control products consist of hydraulic shock absorbers, air adjustable shock absorbers, spring assisted shock absorbers, gas charged shock absorbers, struts, replacement cartridges and electronically adjustable suspension systems. Monroe manufactures and markets replacement shock absorbers for virtually all domestic and most foreign makes of automobiles. In addition, Monroe manufactures and markets shock absorbers and struts for use as original equipment on passenger cars and trucks, as well as for other uses. Monroe has five manufacturing facilities in the United States and five foreign manufacturing operations in Australia, Belgium, the United Kingdom and Spain.

  The following table sets forth information relating to Monroe's sales:

                                                               PERCENTAGE OF
                                                                   SALES
                                                               ----------------
                                                               1993  1992  1991
                                                               ----  ----  ----
 United States Sales
  Automotive replacement equipment............................  72%   77%   80%
  Automotive original equipment...............................  28    23    20
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===
 Foreign Sales
  Automotive replacement equipment............................  65%   61%   59%
  Automotive original equipment...............................  35    39    41
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===
 Total Sales by Geographic Area
  United States...............................................  58%   52%   48%
  European Community..........................................  33    35    33
  Canada......................................................   0     0    10
  Other areas.................................................   9    13     9
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===

TENNECO BRAKE

  Tenneco Brake manufactures brake products for sale in the replacement equipment market. Its facilities consist of a plant in Cartersville, Georgia, which produces non-asbestos friction material for car and light truck brakes, and Tenneco Heavy Duty Brake, a Canadian manufacturer of heavy-duty non-asbestos friction brakes. Additionally, Tennessee's Brake-Pro Systems Division operates a distribution network for brake products and provides services to retail installer specialists.

  The automotive parts operations of Tennessee face intense competition from other manufacturers of automotive equipment.

                                  SHIPBUILDING

  Newport News Shipbuilding and Dry Dock Company ("Newport News"), a Tennessee subsidiary located in Newport News, Virginia, is the largest privately-owned shipbuilding company in the United States. Its primary business is constructing nuclear-powered submarines and aircraft carriers for the United States Navy. Newport News also overhauls and repairs Naval and commercial vessels and refuels nuclear-powered ships. Newport News' shipbuilding facilities are located on the James River on approximately 475 acres of property which it owns.

  At December 31, 1993, the aggregate amount of Newport News' backlog of work to be completed was approximately $3.7 billion (substantially all of which is Navy-related), a decline from the backlog of $4.7 billion as of December 31, 1992. The cuts in naval shipbuilding following the end of the cold war have continued to put pressure on the Newport News backlog. At December 31, 1993, Newport News anticipated that it would complete approximately $1.6 billion of the current backlog by December 31, 1994, and an additional $1.0 billion in 1995. The December 31, 1993, backlog of Newport News included contracts for the construction of two Nimitz class aircraft carriers and five Los Angeles class attack submarines. Also included in that backlog is a contract for the refueling and overhaul of the aircraft carrier Enterprise, and a contract for the conversion of two Sealift ships. The present backlog extends into 1998. Subject to new orders, this existing backlog will decline as two submarines per year, on average, are delivered through 1996, and the aircraft carriers are delivered in 1995 and 1998.

  Newport News has various other contracts for Naval design work and for industrial projects. As is typical for similar Government contracts, all of Newport News' contracts with the Navy are unilaterally terminable by the Navy at its convenience with compensation for work completed and costs incurred.

  Newport News is aggressively pursuing new business opportunities and attempting to expand its business base in light of the declining Naval backlog, but there is no assurance that it will be able to do so to a material extent. While the mix of jobs between Naval and commercial work is expected to change somewhat, the U.S. Navy will continue to be the leading customer of the shipyard. The shipyard is actively pursuing the design and construction contract for the next aircraft carrier, CVN 76. Congress has appropriated through the government's fiscal year 1994 $2.1 billion of the $4.5 billion cost of this program (which will include approximately $1.4 billion of work to be performed by other companies). Authorization of the acquisition of CVN 76 by the U.S. Navy and appropriation of the balance of the cost is anticipated subsequent to the government's fiscal year 1994. In addition to working toward authorization of CVN 76, Newport News is pursuing major Naval overhaul and repair work and foreign military sales. A commercial division is pursuing ship repair work and new commercial construction opportunities. However, Newport News has not entered into any contracts for the initial construction of commercial ships since 1974.

  With respect to all Navy work, Newport News faces intense business pressures in the future because of expected declines in the United States' defense budget and excess ship building and repair capacity in the United States. Due to uncertainties as to future defense spending levels and the allocation of amounts appropriated for such spending to the various defense programs involved, Tennessee is unable to predict the number or timing of subsequent contracts for Naval construction or refueling and overhaul which may be awarded.

  Newport News reduced its workforce by approximately 7,000 or 25% between December 31, 1990 and December 31, 1993.

                                   PACKAGING

  Packaging Corporation of America and other Tennessee subsidiaries ("PCA") manufacture and sell containerboard, paperboard, corrugated shipping containers, folding cartons, molded fibre products, disposable plastic and aluminum containers and other related products. Its shipping container products are used in the packaging of food, paper products, metal products, rubber and plastics, automotive products and point of purchase displays. Its folding cartons are used in the packaging of soap and detergent, food products and a wide range of other consumer goods. Uses for its molded fibre products include produce and egg packaging, food service items and institutional and consumer disposable dinnerware. Its disposable plastic and aluminum containers are sold to the food service, food processing and related industries. In addition to products bearing the name "Packaging Corporation of America", PCA manufactures and distributes products under the names "EZ POR", "Packaging Company of California", "Revere Foil Containers", Dahlonega Packaging", "Dixie Container", "Agri-Pak" and "Pressware International."

  The following table sets forth information with respect to PCA's sales during the past three years:

                                                                 PERCENTAGE OF
                                                                     SALES
                                                                 ----------------
                                                                 1993  1992  1991
                                                                 ----  ----  ----
Sales by Product Type
  Corrugated shipping containers and containerboard products....  53%   53%   53%
  Disposable plastic and aluminum products......................  22    21    22
  Molded fibre products.........................................   9    10    10
  Folding cartons...............................................   6     6     6
  Recycled paperboard mill products.............................   4     4     4
  Paper stock and other.........................................   6     6     5
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===
Total Sales by Geographic Area
  United States.................................................  88%   88%   88%
  European Community............................................   7     8     8
  Canada........................................................   2     1     1
  Other areas...................................................   3     3     3
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

  At December 31, 1993, PCA operated 55 shipping container plants, six carton plants and 13 corrugated containerboard and paperboard machines at seven mills. Two of the mills (located in Georgia and Wisconsin), including substantially all of the equipment associated with both mills, are leased from third parties. PCA also has eight molded fibre products plants, one pressed paperboard plant, one lumber plant, five paper stock plants, and 10 disposable plastic and aluminum container plants. PCA's plants are located primarily in the United States. Its foreign plants are located in Great Britain, Spain, Canada, Switzerland and Germany. In the United States, PCA has a 50% ownership interest in a molded fibre distribution company and in a hardwood chip mill. In addition, PCA has a 50% ownership interest in a disposable aluminum product joint venture in Great Britain and a 30% interest in a joint venture in Hungary that owns a paperboard mill and a carton plant.

  The principal raw materials used by PCA in its mill operations are virgin pulp and reclaimed paper stock. PCA obtains these raw materials from independent logging contractors, from timberlands owned or controlled by it, from operation of its reclaimed paper stock collecting and processing plants and from other sources.

  At December 31, 1993, PCA owned 188,000 acres of timberland in Alabama, Michigan, Mississippi and Tennessee and leased, managed or had cutting rights on an additional 843,000 acres of timberland in those states and in Florida, Wisconsin and Georgia. During the years 1993, 1992 and 1991, approximately 22%, 18% and 23%, respectively, of the virgin fibre and timber used by PCA in its operations was obtained from timberlands controlled by it.

  PCA faces intense competition from many other manufacturers and alternative products of others.

                                   CHEMICALS

  Albright & Wilson Limited, a British-based chemical company, and other Tennessee subsidiaries ("Albright & Wilson"), are engaged in the chemical business. Albright & Wilson has four manufacturing facilities in the United Kingdom, four manufacturing facilities in the United States and 23 additional manufacturing facilities in 12 other countries (Canada, Colombia, Australia, Italy, France, Spain and six countries in Asia). In the years 1993, 1992 and 1991, approximately 81%, 84% and 86%, respectively, of Albright & Wilson's sales were made outside the United States.

  The principal products of Albright & Wilson are phosphorus chemicals and surfactants and a range of specialty chemicals for water management, flame retardants and intermediates for pharmaceuticals and agricultural chemicals. The following table sets forth sales of Albright & Wilson by product lines for the periods indicated:

                                                               1993* 1992* 1991*
                                                               ----- ----- -----
      Surfactants.............................................   39%   42%   47%
      Phosphorus chemicals....................................   36    37    37
      Specialty chemicals.....................................   25    21    16
                                                                ---   ---   ---
        Totals................................................  100%  100%  100%
                                                                ===   ===   ===

- --------
* Sales by Albright & Wilson's pulp chemicals business, which was sold in 1992 have not been included.

  Albright & Wilson has a 50% interest in a joint venture that owns and operates a purified wet-process phosphoric acid plant in Aurora, North Carolina, which has largely displaced the use of phosphorus as a feedstock for phosphoric acid manufactured by Albright & Wilson in North America.

                                     OTHER

  Tennessee has several wholly-owned finance subsidiaries which purchase interest-bearing and noninterest-bearing trade receivables from its operating subsidiaries. Tenneco International Finance Limited purchases wholesale receivables primarily generated by the sale or lease of Case farm and construction equipment to its foreign dealers. Tenneco International Finance Limited is funded primarily through private debt markets.

                               BUSINESS STRATEGY

  Since September 1991 Tenneco Inc. ("Tenneco"), Tennessee's parent company, has focused on various initiatives and taken steps designed to strengthen its financial results and improve its financial flexibility and thereby generate greater returns to its shareholders. Asset evaluation and redeployment have been and will continue to be important parts of this strategy. Tenneco continues to study opportunities for the strategic repositioning and restructuring of the operations conducted by its subsidiaries, including Tennessee and its subsidiaries (including through acquisitions, dispositions, divestitures, spin-offs and joint venture participation, wholly and partially, of various businesses).

                             ENVIRONMENTAL MATTERS

  The Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $85 million in 1994 and such expenditures will range from approximately $180 million to $200 million in the aggregate for the years 1995 through 2005.

  For information regarding environmental matters see Item 3, "Legal Proceedings--Environmental Proceedings" and "--Potential Superfund Liability",
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters" and Note 14 "Commitments and Contingencies" in the "Notes to Financial Statements." See also Note 1 "Summary of Accounting Policies--Environmental Liabilities" in the "Notes to Financial Statements."

ITEM 2. PROPERTIES.

  Reference is made to Item 1 for a description of Tennessee's properties.

  Tennessee believes that substantially all of its plants and equipment are, in general, well maintained and in good operating condition. They are considered adequate for present needs and as supplemented by planned construction are expected to remain adequate for the near future.

  During 1993, certain Case facilities were underutilized in varying degrees as their production capabilities exceeded the market demand for construction and agricultural equipment produced by such facilities. In 1993 Case curtailed production in an effort to further reduce existing inventory levels. For additional information concerning restructuring measures affecting facilities, see Note 2 to the Financial Statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries.

  Tennessee is of the opinion that its subsidiaries have generally satisfactory title to the properties owned and used in their respective businesses, subject to liens for current taxes and easements, restrictions and other liens which do not materially detract from the value of such property or the interests therein or the use of such properties in their businesses.

ITEM 3. LEGAL PROCEEDINGS.

 (1) Martin Litigation.

  On November 19, 1993, the Supreme Court of the State of Louisiana denied a writ of certiorari which had the effect of affirming the decision of the Louisiana Court of Appeals holding in the case of Louisiana Intrastate Gas Corporation v. Martin Intrastate Gas Company, originally brought in the 22nd Judicial District Court for St. Tammany Parish, Louisiana, on October 25, 1991. The case involved a dispute between Louisiana Intrastate Gas Corporation ("LIG") and Martin Intrastate Gas Company ("Martin Intrastate"), of which Kenneth G. Martin is President, as to the nature and extent of Martin Intrastate's right to compel LIG to purchase natural gas under a 1978 gas purchase contract entered into by another affiliate of Kenneth G. Martin which subsequently filed for bankruptcy. The seller's rights under the contract were later purportedly assigned to Martin Intrastate. The original party seller was Martin Exploration Company, now a subsidiary of the Company. Tennessee's involvement in the case arose from Tenneco Inc.'s agreement to retain certain LIG liabilities in connection with its sale of LIG in 1989.

  In essence, Martin Intrastate originally claimed that it had been validly assigned all of seller's rights under the contract, that the contract was "statewide," covering all available gas that Martin Intrastate owned, controlled or had the right to sell, for its own account or for the account of others, and that the contract provided for a purchase price of about six times the current wellhead price.

  The Louisiana Court of Appeals held that Martin Exploration Company (the Company's subsidiary) holds the rights to sell gas to LIG under the "statewide" gas purchase contract. As a result of the denial of writ, the decision of the Louisiana Court of Appeals is final and nonappealable, and the case has been concluded without a material adverse effect on the financial condition or results of operations of Tennessee Gas Pipeline Company and its consolidated subsidiaries.

 (2) Environmental Proceedings.

  The Company is a party in proceedings involving federal and state authorities regarding the past use by the Company of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems.

  On January 13, 1992, the United States Environmental Protection Agency ("EPA") filed an administrative complaint alleging that the Company violated the Toxic Substances Control Act between 1980 and 1990 by engaging in the unauthorized use and disposal of materials containing PCBs. The complaint addresses PCB-related activity at 26 compressor stations in five states (Alabama, Mississippi, Kentucky, Tennessee and Ohio). A civil penalty of $15,678,000 was sought. The Company and the EPA have reached an agreement in principle under which the Company will make a specified payment in full settlement of civil penalties under the Toxic Substances Control Act arising from the Company's prior use of PCBs at compressor stations throughout its system. This agreement covers 42 Company compressor stations in nine states and five EPA regions. The agreement in principle is contingent upon the completion of the Company's negotiations with EPA on the remediation of its compressor stations in Regions IV, V and VI. With respect to the nine stations in Regions II and III, EPA has advised the Company that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to the Company. The Company anticipates that it will soon reach an agreement with the Pennsylvania Department of Environmental Resources ("PaDER") and will enter into a consent order on remediation at the Pennsylvania stations (under which the Company also agrees to pay a civil penalty and to make a contribution for environmental projects); meanwhile, the Company will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. The agreements with the EPA and PaDER are expected to be entered into in the first quarter of 1994. Tennessee believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries. See Note 14 to "Notes to Financial Statements" for additional information.

  In Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Co. (Franklin County Circuit Court, Docket No. 88-C1-1531, November 16, 1988), the Kentucky environmental agency alleges that the Company discharged pollutants into the waters of the state without a permit and seeks an injunction against future discharges and a civil penalty. Counsel for Tennessee are unable to express an opinion as to its ultimate outcome.

  A subsidiary of the Company owns a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), which owns an interstate natural gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island.

  In early 1992, Iroquois was informed by U.S. Attorney's Offices for the Northern, Southern, and Eastern Districts of New York that a civil investigation had been initiated to determine whether Iroquois committed civil environmental violations during construction of the pipeline. In February 1992, 26 alleged violations were identified to Iroquois in writing. In response, Iroquois denied that such violations had occurred and asserted that all concerns raised by governmental authorities during construction had been fully addressed. Iroquois subsequently was informed that the alleged violations included certain field reports prepared by a Federal/State Inter-Agency Task Force which surveyed the right-of-way in connection with the right-of-way restoration program. Iroquois responded to the appropriate U.S. Attorneys' Offices that none of the matters referenced in field reports issued to date represent violations of any law or governmental authorization. As of March 11, 1994, no formal civil demand in connection with this civil investigation has been made on Iroquois by the federal government.

  On December 3, 1993, Iroquois received notification from the Enforcement Staff of the Federal Energy Regulatory Commission's Office of the General Counsel ("Enforcement") that Enforcement has commenced a preliminary, non-public investigation concerning Iroquois' construction of certain of its pipeline facilities. That office has requested certain information regarding such construction. In addition, on December 27, 1993, Iroquois received a similar request for information from the Army Corps of Engineers requesting certain information regarding permit compliance in connection with certain aspects of the pipeline's construction. Iroquois is evaluating and responding to these requests for information. No proceedings have been commenced against Iroquois in connection with these agency inquiries.

  A criminal investigation has been initiated against Iroquois and its environmental consultant by the U.S. Attorneys' Office for the Northern District of New York in conjunction with the U.S. Environmental Protection Agency ("EPA") and the Federal Bureau of Investigation ("FBI"). According to a press release issued by the FBI in June 1992, areas under investigation include possible environmental violations, wire fraud, mail fraud and providing false information or concealment of information from Federal agencies in conjunction with construction of the pipeline. To date, no criminal charges have been filed and the Assistant U.S. Attorney in charge of the investigation has stated that he is not yet ready to meet with Iroquois' attorneys to discuss the specifics of the matter.

  As a general partner, the Company's subsidiary may be jointly and severally liable with the other partners for the liabilities of Iroquois. The Company has a contract to provide gas dispatching as well as post-construction field operation and maintenance services for the operator of Iroquois, but the Company is not the operator of Iroquois and is not an affiliate of the operator. Moreover, the foregoing proceedings and investigations have not affected pipeline operations. Based upon information available to Tennessee at March 11, 1994 concerning the above investigations and proceedings involving Iroquois, Tennessee believes that neither the Company nor any of its subsidiaries is the target of the investigation described above and that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

  On August 2, 1993, the Department of Justice filed suit against Packaging Corporation of America ("PCA") in the Federal District Court for the Northern District of Indiana, alleging that wastewater from PCA's molded fibre products plant in Griffith, Indiana interfered with or damaged the Town of Griffith's municipal sewage pumping station on two occasions in 1991 and 1993, resulting in discharges by the Town of untreated wastewater into a river. PCA has denied responsibility for the Town's wastewater discharges. The violations alleged by the Department of Justice could result in the assessment of statutory penalties in excess of $100,000; however, the Company does not believe that its ultimate resolution will have a material adverse effect upon its consolidated financial condition or results of operations.

 (3) Potential Superfund Liability.

  At December 31, 1993, Tennessee has been designated as a potentially responsible party in 70 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tennessee is fully indemnified by third parties. With respect to certain other sites, Tennessee has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tennessee has estimated its share of the remediation costs to be between $10 million and $70 million or 0.4% to 2.5% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tennessee's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tennessee could be required to pay in excess of its pro rata share of remediation costs. Tennessee's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tennessee's determination of its estimated liability. Tennessee does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its financial position or results of operations.

  For additional information concerning environmental matters, see the caption "Environmental Matters" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the caption "Environmental Matters" under Note 14 to the Financial Statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries.

 (4) Other Matters.

  The Company and its subsidiaries are parties to numerous legal proceedings arising from their operations. The Company believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on Tennessee's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  All of the capital stock of the Company is owned by Tenneco Inc. and, therefore, there is no trading market for such securities.

  Except as set forth below, such dividends as may be determined by the Board of Directors may be declared and paid on the Common Stock from time to time out of any funds legally available therefor.

  Agreements under which certain indebtedness of the Company is outstanding contain provisions restricting the Company's right to pay dividends and make other distributions on its Common Stock. At December 31, 1993, under its most restrictive dividend provision, the Company had approximately $2.5 billion of retained earnings available for the payment of dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

  Item 6, "Selected Financial Data", has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction J to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEARS 1993 AND 1992

RESTRUCTURING PROGRAMS--CASE OPERATIONS

 1991 Restructuring Program

  In late 1991 and 1992, aggressive measures were taken at Tennessee's farm and construction equipment segment ("Case") to respond to depressed market conditions facing the farm and construction equipment industries and to improve Case's performance. In late 1991, Tennessee identified measures that resulted in a pre-tax restructuring charge of $482 million of which $403 million was taken at Case to reflect estimated costs for work force reductions, plant closings and product line rationalizations initiated in that year. As of December 31, 1993, $33 million of the 1991 restructuring charge remained on the balance sheet as a current liability. Management believes that this balance is adequate to complete the remaining actions required under this program.

  While the measures taken at Case since September 1991 under this program resulted in significant improvements in Case's performance, the worldwide farm and construction equipment market continued to deteriorate during 1992, and Tenneco Management and the Tenneco Board of Directors determined that major structural and strategic changes were necessary in order to strengthen Case's competitive position in the global marketplace and to enhance Case's return to a sustained level of profitability.

 1992 Restructuring Program

  Consequently, on March 21, 1993, the Board of Directors of Tenneco Inc. adopted a comprehensive restructuring program for Case (the "Case Restructuring Program") in order to strengthen Case's competitive position in the global marketplace and to enhance Case's return to a sustained level of profitability. Adoption of the Case Restructuring Program resulted in a pre-tax charge of $241 million ($240 million after tax), all of which was reflected in the 1992 income from continuing operations before interest expense and income taxes.

  This restructuring program is expected to be substantially completed during 1996. The program addresses four fundamental issues which were adversely impacting Case's operating results and the industry at large, which has been characterized by unrelenting global competition and flat to declining markets for agricultural and construction equipment:

  . Excess Manufacturing Capacity. Continued weakness in markets, from previous historical levels, particularly for worldwide agricultural equipment has led to substantial under utilization of Case's component manufacturing and final assembly capacity.

  . Overly Integrated Component Production. Case adopted a program to put in place new, more cost effective arrangements for selected components that will reduce investment requirements, provide greater access to industry technology developments and result in lower per unit costs.

  . Unprofitable, Highly-Proliferated Products. Case believes there are significant advantages to focusing its financial, technical, manufacturing and marketing resources on those products where it has a current or potential leadership position and which collectively provide a solid and sustainable core business.

  . Marketing and Distribution Inefficiencies. Case's distribution system includes both independent dealers and company-owned stores. Case believes that, in many cases, company-owned stores are not as effective in marketing its products as its independent dealers. Improvements to the parts distribution network are expected to improve efficiency and customer responsiveness.

  The pre-tax charge included estimates of $141 million attributable to rationalizing production of selected components; $46 million for consolidating and resizing production capacity; $8 million for discontinuing or replacing unprofitable products; and $46 million for privatization of Case-owned retail stores, restructuring the parts distribution network and other associated costs of restructuring.

  In 1993, the following restructuring actions were implemented and are at various stages of completion:

  . Assembly of combine and cotton picker transmissions was relocated from Doncaster, England to Racine, Wisconsin. Final assembly of combines and cotton pickers remains at Case's East Moline, Illinois plant.

  . The Meltham, England facility, which manufactured gears and other selected components, primarily for discontinued products, was sold. Approximately 90 employees worked at Meltham.

  . Case announced its intent to cease engine and component production and close the tractor manufacturing facility in Neuss, Germany following termination of production of the current Maxxum tractor models, which is expected to occur by the second quarter of 1996. Case also announced its intent to close the foundry located in Neuss, Germany during the fourth quarter of 1994. The terms and conditions related to the closing of the Neuss facilities are the subject of a compromise of interest and social plan between Case and the Neuss Works Council which was executed during the first quarter of 1994. As of December 31, 1993, Case employed approximately 1,100 people at the Neuss facilities.

  . Case announced that production of a number of non-core products would be discontinued. In 1993, Case ceased production of the "A" family agricultural tractors.

  The specific restructuring measures were based on management's best business judgment under prevailing circumstances and on assumptions which may be revised over time and as circumstances change. As the initial actions were implemented and plans progressed for measures to be taken over the next three years, Tenneco Inc. determined that it was appropriate to reallocate its estimate of the overall pre-tax restructuring charge among the companies in the Tenneco Inc. farm and construction equipment group, not all of which are subsidiaries of Tennessee. This resulted in a $62 million reduction of the $241 million pre-tax charge recorded by Tennessee in 1992 with a corresponding increase in the amounts attributable to other Tenneco Inc. farm and construction equipment group affiliates which are not included in the Tennessee Gas Pipeline Company consolidation. The estimated costs may require further revision in the future.

  As of December 31, 1993, approximately $148 million of the actions necessary to complete the program remained to be implemented over the next three years.

  The Case Restructuring Program is highly complex, and effectively implementing it continues to be a major undertaking. While Case is committed to successfully completing the program, there can be no assurance that all of the objectives of the program will be achieved.

REVENUES

  Revenues for 1993 were $10.36 billion, down slightly from $10.38 billion in 1992. An increase in natural gas pipeline revenues, up $679 million or 31 percent, due to higher gas volumes, was offset by decreased revenues in all other divisions except automotive parts where revenues were slightly ahead of 1992. Shipbuilding reported a $404 million or 18 percent decrease in revenues due to a declining backlog as a result of reductions in defense spending. Revenues for farm and construction equipment were down $242 million or 19 percent primarily due to weak construction and agricultural equipment markets in Europe. Revenues also decreased for packaging, down $36 million or two percent due to lower commodity prices, and for chemicals, down $37 million or four percent compared to 1992.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES (OPERATING INCOME)

  Operating income for 1993 was $1,312 million, a decrease of $161 million from 1992, excluding gains of $118 million from 1993 disposition of assets and investments and the farm and construction equipment restructuring charges of $241 million recorded in 1992 and the 1993 reduction of restructuring charges of $62 million as discussed above. Reference is made to Note 2 "Restructuring Costs" and Note 4 "Discontinued Operations, Disposition of Assets, and Extraordinary Loss" in the "Notes to Financial Statements" for additional information.

  Natural gas pipelines operating income for 1993 was $411 million compared with $360 million in 1992. Revenues increased to $2,862 million in 1993 from $2,183 million in 1992 due primarily to higher gas volumes as a result of the acquisition in December 1992 of EnTrade Corporation, a natural gas marketing firm. Transportation volumes increased due to a return to normal weather and increased market demand. Partially offsetting these revenue increases were higher gas purchase costs, higher depreciation relating to capital additions placed in service in late 1992 and increased pipeline maintenance expenses. The 1993 operating income includes $31 million in gains on asset sales and $34 million from a favorable rate decision that allows collection from customers of the transition obligation that was established at the time the Company adopted Statement of Financial Accounting Standards ("FAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These gains were partially offset by a reserve of $10 million established for gas costs as well as by litigation settlements related to divested operations and a one-time expense related to a gas inventory charge.

  In 1992, the Federal Energy Regulatory Commission ("FERC") issued Order Nos. 636, 636-A and 636-B (the "FERC Restructuring Orders"). Taken together, the FERC Restructuring Orders directed a further sweeping restructuring of the interstate gas pipeline industry. The FERC Restructuring Orders required pipelines to: "unbundle" their transportation and storage services from their sales services; increase pipeline customers' flexibility to change receipt and delivery points under transportation contracts and to allow release of capacity under those contracts for use by others; and separate interstate pipeline gas sales organizations from interstate pipeline transportation and storage business units. Under the FERC Restructuring Orders, rates for pipeline transportation and storage generally remain subject to traditional cost-of-service regulation but under a rate design which is relatively insensitive to throughput and hence less sensitive to seasonal variation. Sales of natural gas by interstate pipelines occur pursuant to a blanket sales certificate under which price and other terms of sale are set by market forces. After a series of FERC orders and compliance filings, Tennessee implemented its Order No. 636 tariff commencing on September 1, 1993, restructuring its transportation, storage and sales services.

  The Company has made multiple filings to begin recovery of certain of the transition costs already paid or obligated to be paid in connection with the FERC Restructuring Orders. Given the fact that the FERC Restructuring Orders contemplate complete recovery by pipelines of qualified transition costs, Tennessee believes that the Company's Order No. 636 restructuring (together with the Order No. 636 restructuring of Tennessee's other interstate pipelines) will not have a material effect on Tennessee's consolidated financial position or results of operations.

  Reference is made to Note 9 "Federal Energy Regulatory Commission ("FERC") Regulatory Matters" in "Notes to Financial Statements" for additional information on the FERC Restructuring Orders and other rate-related matters.

  Farm and construction equipment reported operating loss of $13 million in 1993, a $10 million improvement over the $23 million operating loss in 1992, excluding restructuring charges of $241 million recorded in 1992 and the 1993 reduction of restructuring charges of $62 million as discussed above. The
$10 million improvement in 1993 results (excluding the restructuring charges) came despite a $242 million drop in revenues compared to the prior year. The decreased revenues were driven by continued weakness in European markets and loss of sales from products discontinued under the Case restructuring programs. Lower worldwide sales volumes in 1993 were more than offset by savings in several critical operating areas. Improved price realization was the major profit driver as Case continued its value-based pricing strategy of lower discounts and higher pricing. The company-wide focus on operating cost reductions and manufacturing performance improvements also contributed to 1993 results. For the year 1993, Case's retail sales of major (100 horsepower or greater) agricultural equipment were down 13 percent for the year, the result of continued economic weakness in Europe. In 1994, European unit sales of farm and construction equipment are expected to be down compared to 1993.

  Automotive parts operating income for 1993 declined $12 million to $191 million compared with $203 million in 1992, a 6 percent decrease. Revenues were slightly ahead of 1992. Higher revenues were led by an increase in North American original equipment sales relating to Walker exhaust products and Monroe ride control products due to increased new car and light truck production. North American exhaust aftermarket sales also increased. Offsetting the increased revenues were lower revenues in European original equipment and aftermarkets due to the continuing recession in Europe and lower sales in the North American ride control aftermarket due to sluggish demand and stiff price competition. Improvements in 1993 operating income from the higher North American original equipment market and aftermarket exhaust revenues, combined with aggressive cost management and quality program initiatives were more than offset by the effects of the weaker North American ride control aftermarket conditions, unfavorable foreign exchange rates and the recessionary conditions in Europe.

  Shipbuilding's 1993 operating income was $225 million compared with $249 million in 1992. Revenues decreased $404 million or 18 percent in 1993 due to a declining backlog resulting from lower defense spending. The 1993 operating income includes a $15 million gain on the sale of the Sperry Marine business and a $12 million benefit from the recognition of the recovery of a portion of the postretirement benefit costs reserve that was established when FAS No. 106 was adopted in 1992. Excluding the gain on the sale of the Sperry Marine business and the recovery of a portion of the postretirement benefit costs, operating income decreased from 1992 due to the declining backlog. Partially offsetting the lower operating income were the effects of several management initiatives undertaken in 1993 and 1992, which included headcount reductions and organization changes that improved operating efficiencies. The backlog at the shipyard at the end of 1993 was $3.7 billion compared with $4.7 billion at the end of 1992. The 1993 backlog included five Los Angeles class submarines, two Nimitz class aircraft carriers (John C. Stennis and United States), the overhaul and refueling contract for the aircraft carrier Enterprise and the Sealift conversion contract involving two ships. In the absence of new orders, this existing backlog will decline as two submarines per year, on average, are delivered through 1996, and the aircraft carriers are delivered in 1995 and 1998. The Enterprise work will be completed in 1994 and the Sealift conversion ships will be delivered in 1995. Newport News is aggressively pursuing new business opportunities and attempting to expand its business base in light of the declining Naval backlog, but there is no assurance that it will be able to do so to a material extent. While the U.S. Navy will continue to be the leading customer of the shipyard, the mix of jobs between Navy and commercial work is expected to change. The shipyard is actively pursuing design and construction work on the next carrier contract (CVN 76), a major overhaul and refueling work and commercial work.

  Packaging ended the year with $139 million in operating income, down from $221 million in 1992. Revenues decreased only slightly by $36 million or two percent, as higher containerboard volumes were more than offset by lower linerboard prices which fell from an average price of approximately $345 per ton in 1992 to an average price of $295 per ton in 1993. Earnings were depressed by weak linerboard prices in the commodity business where profitability fell from $93 million in 1992 to $19 million in 1993. The specialty businesses ended the year at $120 million in operating income, which included gains from asset sales partially offset by asset realignment costs of $29 million, versus operating income of $128 million for 1992, in spite of extreme pricing pressures in molded fibre and paperboard markets. Offsetting some of the pricing and market conditions were operating cost reductions and favorable purchasing initiatives.

  Operating income for 1993 for the chemicals segment improved to $78 million from $72 million in 1992. This increase in earnings was due to higher sales volumes and margin improvements from cost reduction and productivity programs partially offset by an unfavorable foreign exchange impact. In local currencies, sales rose by 9 percent, but were more than offset by the movement in European currencies against the U.S. dollar. With the exception of the surfactants group, whose products go into more economically sensitive merchandise, all segments achieved higher year-over-year operating income. Operating income from the phosphates business group rose 36 percent, and operating income from the specialty chemicals business group increased 63 percent over 1992 levels as both segments were successful in moving downstream into higher-margin products. Chemicals is emphasizing the development of high margin specialty products, such as biocides and flame retardants, where growth prospects are good.

  Tennessee's other operations reported operating income of $219 million for 1993, compared to $211 million in 1992. Other operating income is primarily attributable to affiliated interest income.

INTEREST EXPENSE

  Interest incurred declined $81 million, from $362 million in 1992 to $281 million in 1993, due primarily to lower debt levels from the retirement of $1.1 billion in debt. Interest capitalized decreased to $4 million in 1993 from $8 million in 1992 due to lower levels of major capital projects. Finance charges (interest expense related to finance subsidiaries classified as an operating expense) were $22 million in 1993 versus $62 million in 1992. This lower expense was due to lower average debt levels as well as lower interest rates.

INCOME TAXES

  Income tax expense for 1993 was $342 million versus $341 million reported for 1992. The increased tax expense in 1993 was attributable to higher pre-tax income and the increase in the U.S. corporate tax rate from 34 percent to 35 percent. Partially offsetting these increases was a $48 million tax benefit from a tax realignment of Tennessee's operations in Germany and a lower level of unbenefitted foreign losses. Reference is made to Note 10 "Income Taxes" in the "Notes to Financial Statements" for additional information.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  Extraordinary loss for 1993 of $24 million, net of tax benefit of $12 million, and for 1992 of $9 million, net of tax benefit of $5 million, were attributable to redemption premiums related to the prepayment of higher interest-bearing long-term debt.

  Income from discontinued operations in 1992 of $81 million, net of income tax expense of $51 million, was attributable to the sales of Tennessee's minerals and pulp chemicals businesses. The sales of these businesses resulted in a $96 million gain, net of $45 million income tax expense, from the sale of the minerals business, and a $25 million loss from the sale of the pulp chemicals business (no tax effect). Net income from minerals operations was $9 million, net of tax expense of $5 million, and net income from pulp chemicals operations was $1 million, net of income tax expense of $1 million.

  Reference is made to Note 4 "Discontinued Operations, Disposition of Assets, and Extraordinary Loss" in "Notes to Financial Statements" for additional information regarding the preceding items.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

  Effective January 1, 1992, Tennessee elected early adoption of FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, for its domestic operations and FAS No. 109, Accounting for Income Taxes. Both standards were adopted using the cumulative catch-up method. As a result of the adoption of these two statements, the 1992 Statement of Income (Loss) includes an after-tax charge of $436 million for the cumulative effect of the accounting changes consisting of $199 million for FAS No. 106, and $237 million for FAS No. 109. Reference is made to Note 1 "Control and Summary of Accounting Policies--Changes in Accounting Principles", Note 10 "Income Taxes" and Note 11 "Postretirement and Postemployment Benefits" for further information regarding these changes.

CAPITAL EXPENDITURES

  Expenditures for plant, property and equipment from continuing operations for 1993 were $493 million compared to $510 million for the same period in 1992. Increased expenditures for automotive parts ($30 million) and packaging ($27 million) were offset by declines for natural gas pipelines ($81 million). See
Note 13 "Segment and Geographic Area Information" in the "Notes to Financial Statements" for a complete breakdown of capital expenditures by operating segment.

ENVIRONMENTAL MATTERS

  In 1988, the Company initiated an internal project to identify and deal with the presence of polychlorinated biphenyls at compressor stations operated by both its interstate and intrastate natural gas pipeline systems. The Company recorded a reserve in September 1991, for estimated future environmental expense of $260 million. As of December 31, 1993, $64 million has been charged against the environmental reserve. The remaining reserve of $196 million is reflected on the balance sheet under "Payables-Trade" ($41 million) and "Deferred Credits and Other Liabilities" ($155 million).

  Tennessee believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered through rates charged to customers of its natural gas pipelines. The estimated costs expected to be recovered, amounting to $230 million, were recorded in 1991 as an asset ($30 million in "Current Assets" and $200 million in "Investments and Other Assets"). The estimated unrecoverable portion, amounting to $30 million, was charged against income and reflected in "Operating expenses" in 1991. The Company is currently recovering environmental expenses annually in its rates. A significant portion of these expenses remains subject to review and refund in the Company's pending rate case. As of December 31, 1993, the asset balance is $167 million ($37 million in "Current Assets" and $130 million in "Investments and Other Assets").

  Reference is made to Note 14 "Commitments and Contingencies--Environmental Matters" in the "Notes to Financial Statements" for additional information.

FEDERAL ENERGY REGULATORY COMMISSION MATTERS

  Following issuance of the final order by the FERC approving the Company's partial settlement of its current rate case, the Company will be required to make refunds to its customers related to rates collected since February 1, 1992. The Company estimates these refunds will total approximately $400 million and be payable in installments over the second and third quarters of 1994.

  To minimize the cash flow requirements associated with the implementation of FERC Restructuring Orders, Tennessee plans to utilize various financing arrangements to manage the timing between recovery from pipeline customers and payments for transition costs. The actual cash flows will depend upon negotiations between the Company, its customers and suppliers, and developments in the restructuring proceedings with the FERC as the FERC Restructuring Orders undergo clarification and judicial review. Until these issues are resolved, the Company cannot finally determine the ultimate amount of one-time realignment costs or other related annual costs it will incur, nor the amounts which will be recovered from customers. The Company believes that one-time realignment costs will not exceed $700 million; at December 31, 1993, the Company recorded and deferred approximately $120 million of such one-time costs which are recoverable from its customers. The Company believes that other related annual costs will not exceed $100 million in 1994, decreasing thereafter over the length of the contracts involved. Changes in the structure of the natural gas industry in an Order No. 636 environment are anticipated to reduce working capital requirements over the next several years.

OTHER MATTERS

  In 1992, the FASB issued FAS No. 112 which requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis as at present, for fiscal years beginning after December 15, 1993. Tennessee will adopt the new standard as a one-time adjustment in the first quarter of 1994. Implementation of this new accounting method will result in a one-time charge of approximately $12 million, net of income taxes.

  On February 11, 1994, TERC, a subsidiary of the Company, announced the sale of original issue stock to Ruhrgas AG, through a transaction, certain terms of which are to be finalized by February 1995, resulting in dilution of the Company's ownership in that subsidiary from 100% to 80%. At the same time, Tennessee entered into an agreement with the buyer to pursue joint opportunities in the European gas industry.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        INDEX TO FINANCIAL STATEMENTS OF TENNESSEE GAS PIPELINE COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Report of independent public accountants..................................  25
Statements of income (loss) for each of the three years in the period ended December 31, 1993..................................................  26
Statements of cash flows for each of the three years in the period ended
 December 31, 1993........................................................  27
Balance sheets--December 31, 1993 and 1992................................  28
Statements of changes in stockholder's equity for each of the three years in the period ended
 December 31, 1993........................................................  30
Notes to financial statements.............................................  31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tennessee Gas Pipeline Company:

  We have audited the accompanying balance sheets of Tennessee Gas Pipeline Company (a Delaware corporation and a wholly-owned subsidiary of Tenneco Inc.) and Tennessee Gas Pipeline Company and consolidated subsidiaries as of December 31, 1993 and 1992, and the related statements of income (loss), cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of Tennessee Gas Pipeline Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tennessee Gas Pipeline Company and Tennessee Gas Pipeline Company and consolidated subsidiaries as of December 31, 1993 and 1992, and the results of their operations, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the financial statements, effective January 1, 1992, Tennessee Gas Pipeline Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index to Item 14 relating to Tennessee Gas Pipeline Company and consolidated subsidiaries are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements of Tennessee Gas Pipeline Company and consolidated subsidiaries taken as a whole.



                                          ARTHUR ANDERSEN & CO.

Houston, Texas
February 14, 1994

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)

                                                            (MILLIONS)
                                                       YEARS ENDED DECEMBER
                                                                31,
                                                      -------------------------
                                                       1993     1992     1991
                                                      -------  -------  -------
Revenues:
  Net sales and operating revenues--
    Natural gas pipelines...........................  $ 2,862  $ 2,183  $ 2,183
    Farm and construction equipment.................    1,014    1,256    3,616
    Automotive parts................................    1,676    1,655    1,693
    Shipbuilding....................................    1,861    2,265    2,216
    Packaging.......................................    2,042    2,078    1,934
    Chemicals.......................................      914      951      916
    Other...........................................       (7)      (4)      20
                                                      -------  -------  -------
                                                       10,362   10,384   12,578
  Other income--
    Interest income.................................      241      306      266
    Gain on sale of businesses and assets, net......      118        6      311
    Other income, net...............................       49       62       56
                                                      -------  -------  -------
                                                       10,770   10,758   13,211
                                                      -------  -------  -------
Costs and Expenses:
  Cost of sales (exclusive of depreciation shown be-
   low).............................................    6,033    6,583    8,814
  Operating expenses................................    2,266    1,629    1,575
  Selling, general and administrative...............      783      770    1,491
  Finance charges of Tennessee's finance subsidiar-
   ies..............................................       22       62      211
  Depreciation, depletion and amortization..........      416      421      492
  Restructuring costs (benefit).....................      (62)     241      482
                                                      -------  -------  -------
                                                        9,458    9,706   13,065
                                                      -------  -------  -------
Income Before Interest Expense and Income Taxes.....    1,312    1,052      146
Interest Expense (net of interest capitalized)......      277      354      399
                                                      -------  -------  -------
Income (Loss) Before Income Taxes...................    1,035      698     (253)
Income Tax Expense..................................      342      341       67
                                                      -------  -------  -------
Income (Loss) From Continuing Operations............      693      357     (320)
Income (Loss) From Discontinued Operations, Net of
 Income Tax.........................................       --       81      (22)
                                                      -------  -------  -------
Income (Loss) Before Extraordinary Loss.............      693      438     (342)
Extraordinary Loss, Net of Income Tax...............      (24)      (9)      --
                                                      -------  -------  -------
Income (Loss) Before Cumulative Effect of Changes in
 Accounting Principles..............................      669      429     (342)
Cumulative Effect of Changes in Accounting Princi-
 ples, Net of Income Tax............................       --     (436)      --
                                                      -------  -------  -------
Net Income (Loss)...................................  $   669  $    (7) $  (342)
                                                      =======  =======  =======

 (The accompanying notes to financial statements are an integral part of these statements of income (loss).)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                      (MILLIONS)
                                                 YEARS ENDED DECEMBER
                                                         31,
                                                 ----------------------
                                                  1993    1992    1991
                                                 ------  -------  -----
Operating Activities:
  Income (loss) from continuing operations.....  $  693  $   357  $(320)
  Adjustments to reconcile income (loss) from
   continuing operations to cash provided
   (used) by continuing operations--
    Depreciation, depletion and amortization...     416      421    492
    Deferred income taxes......................      15     (388)   (89)
    Gain on sale of businesses and assets, net.    (118)      (6)  (311)
    Changes in components of working capital--
      (Increase) decrease in receivables.......     384     (104)   171
      (Increase) decrease in Tenneco Inc.
       receivables.............................     472      357    185
      (Increase) decrease in inventories.......      40      109    134
      (Increase) decrease in prepayments and
       other current assets....................      21       17    (15)
      Increase (decrease) in payables..........    (195)    (245)  (122)
      Increase (decrease) in taxes accrued.....     (21)      93    (12)
      Increase (decrease) in interest accrued..     (29)     (20)    25
      Increase (decrease) in restructuring
       liability...............................     (93)    (108)   382
      Increase (decrease) in natural gas
       pipeline revenue reservation............     136      144     --
      Increase (decrease) in other current
       liabilities.............................      (9)     109    286
    (Increase) decrease in long-term notes and
     receivables...............................       3       34     47
    Take-or-pay (refunds to customers)
     recoupments, net..........................     (34)      92    127
    Other......................................     (68)      71   (129)
                                                 ------  -------  -----
    Cash provided (used) by continuing
     operations................................   1,613      933    851
    Cash provided (used) by discontinued
     operations................................      (5)    (102)    66
                                                 ------  -------  -----
Net Cash Provided (Used) by Operating
 Activities....................................   1,608      831    917
                                                 ------  -------  -----
Investing Activities:
  Net proceeds (expenditures) related to the
   sale of discontinued operations.............     (54)     653    (25)
  Proceeds from sale of businesses and assets..     249      105    450
  Expenditures for plant, property and
   equipment--
    Continuing operations......................    (493)    (510)  (721)
    Discontinued operations....................      --      (26)  (148)
  Acquisitions of businesses...................     (33)     (10)   (26)
  Investments and other........................     (24)      16   (154)
                                                 ------  -------  -----
Net Cash Provided (Used) by Investing
 Activities....................................    (355)     228   (624)
                                                 ------  -------  -----
Financing Activities:
  Capital contribution from Tenneco Inc........      --      100     --
  Issuance of long-term debt...................       3       --    557
  Retirement of long-term debt.................    (977)    (637)  (163)
  Net increase (decrease) in short-term debt
   excluding current maturities on long-term
   debt........................................    (163)    (474)  (715)
  Dividends....................................      --      (75)    --
                                                 ------  -------  -----
Net Cash Provided (Used) by Financing
 Activities....................................  (1,137)  (1,086)  (321)
                                                 ------  -------  -----
Effect of Foreign Exchange Rate Changes on Cash
 and Temporary Cash Investments................      (4)     (18)    --
                                                 ------  -------  -----
Increase (Decrease) in Cash and Temporary Cash
 Investments...................................     112      (45)   (28)
Cash and Temporary Cash Investments, January 1.     108      153    181
                                                 ------  -------  -----
Cash and Temporary Cash Investments, December
 31 (Note).....................................  $  220  $   108  $ 153
                                                 ======  =======  =====
Cash Paid During the Year for Interest.........  $  330  $   440  $ 604
Cash Paid During the Year for Income Taxes (net
 of refunds)...................................  $  334  $   862  $ 209

- --------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                              (MILLIONS)
                                                             DECEMBER 31,
                                                            ---------------
                          ASSETS                             1993    1992
                          ------                            ------- -------
Current Assets:
  Cash and temporary cash investments...................... $   220 $   108
  Receivables--
    Customer notes and accounts (net)......................     783   1,206
    Affiliated companies...................................     716     528
    Gas transportation and exchange........................     228     342
    Other..................................................      88     113
  Interest-bearing notes receivable from Tenneco Inc.......     447     919
  Demand notes receivable from Tenneco Inc.................     298     298
  Inventories..............................................     932   1,040
  Deferred income taxes....................................      26      61
  Prepayments and other....................................     321     300
                                                            ------- -------
                                                              4,059   4,915
                                                            ------- -------
Investments and Other Assets:
  Investment in affiliated companies.......................     410     421
  Other investments, at cost...............................      60     105
  Long-term notes and other receivables (net)..............     221     220
  Notes receivable from other affiliates...................   1,770   1,921
  Investment in subsidiaries in excess of net assets at
   date of acquisition, less amortization..................     273     205
  Deferred income taxes....................................      38      --
  Other....................................................     901     792
                                                            ------- -------
                                                              3,673   3,664
                                                            ------- -------
Plant, Property and Equipment, at cost.....................  10,345  10,209
  Less--Reserves for depreciation, depletion and
   amortization............................................   5,573   5,452
                                                            ------- -------
                                                              4,772   4,757
                                                            ------- -------
                                                            $12,504 $13,336
                                                            ======= =======


 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                             (MILLIONS)
                                                            DECEMBER 31,
                                                          ----------------
          LIABILITIES AND STOCKHOLDER'S EQUITY             1993     1992
          ------------------------------------            -------  -------
Current Liabilities:
  Short-term debt........................................ $   121  $   348
  Payables--
    Trade................................................   1,005    1,114
    Affiliated companies.................................     263      277
    Gas transportation and exchange......................     136      243
  Taxes accrued..........................................     218      228
  Interest accrued.......................................      43       70
  Restructuring liability................................      95      112
  Natural gas pipeline revenue reservation...............     291      156
  Other..................................................     815      915
                                                          -------  -------
                                                            2,987    3,463
                                                          -------  -------
Long-term Debt...........................................   1,086    1,991
                                                          -------  -------
Deferred Income Taxes....................................   1,262    1,236
                                                          -------  -------
Deferred Credits and Other Liabilities...................     823      890
                                                          -------  -------
Commitments and Contingencies
Stockholder's Equity:
  Common stock, par value $5 per share, authorized,
   issued and outstanding
   200 shares............................................      --       --
  Premium on common stock and other capital surplus......   3,494    3,494
  Cumulative translation adjustments.....................    (297)    (218)
  Retained earnings......................................   3,149    2,480
                                                          -------  -------
                                                            6,346    5,756
                                                          -------  -------
                                                          $12,504  $13,336
                                                          =======  =======



 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                        (MILLIONS EXCEPT SHARE AMOUNTS)
                                           YEARS ENDED DECEMBER 31,
                                   -------------------------------------------
                                       1993           1992           1991
                                   -------------  -------------  -------------
                                   SHARES AMOUNT  SHARES AMOUNT  SHARES AMOUNT
                                   ------ ------  ------ ------  ------ ------
Common Stock:
  Balance January 1 and December
   31.............................  200   $   --   200   $   --   200   $   --
                                    ===   ------   ===   ------   ===   ------
Premium on Common Stock and Other
 Capital Surplus:
  Balance January 1...............         3,494          3,394          3,394
    Capital contribution from
     Tenneco Inc..................            --            100             --
                                          ------         ------         ------
  Balance December 31.............         3,494          3,494          3,394
                                          ------         ------         ------
Cumulative Translation
 Adjustments:
  Balance January 1...............          (218)           (26)            17
    Translation of foreign
     currency statements..........           (83)          (211)           (46)
    Hedges of net investment in
     foreign subsidiaries (net of
     income taxes)................             4             19              3
                                          ------         ------         ------
  Balance December 31.............          (297)          (218)           (26)
                                          ------         ------         ------
Retained Earnings:
  Balance January 1...............         2,480          2,562          2,904
    Net income (loss).............           669             (7)          (342)
    Dividends.....................            --            (75)            --
                                          ------         ------         ------
  Balance December 31.............         3,149          2,480          2,562
                                          ------         ------         ------
      Total.......................        $6,346         $5,756         $5,930
                                          ======         ======         ======


 (The accompanying notes to financial statements are an integral part of these statements of changes in stockholder's equity.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(1) CONTROL AND SUMMARY OF ACCOUNTING POLICIES

 Control

  All of the outstanding common stock of Tennessee Gas Pipeline Company (the "Company") is owned by Tenneco Inc. Tennessee Gas Pipeline Company and consolidated subsidiaries ("Tennessee") are thus members of an operating group under the control of Tenneco Inc. As such, Tennessee engages in transactions characteristic of group administration and operation with other members of the group.

 Consolidation and Presentation

  The financial statements of Tennessee include all majority-owned subsidiaries including wholly-owned finance subsidiaries. Companies in which at least a 20% to a 50% voting interest is owned are carried at cost plus equity in undistributed earnings since date of acquisition and cumulative translation adjustments. At December 31, 1993, equity in undistributed earnings and cumulative translation adjustments amounted to $67 million and $(27) million, respectively; at December 31, 1992, the corresponding amounts were $65 million and $(16) million, respectively. All significant intercompany transactions have been eliminated.

  Reference is made to Note 15 for summarized financial information of Tennessee's finance subsidiaries.

 Environmental Liabilities

  Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' clean-up experience, and data released by the Environmental Protection Agency or other organizations. These liabilities are included in the balance sheet at their undiscounted amounts. Recoveries are evaluated separately from the liability and, if appropriate, are recorded separately from the associated liability in the financial statements.

  For further information on this subject, reference is made to Note 14, "Commitments and Contingencies--Environmental Matters" and to Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Depreciation and Amortization

  Depreciation of Tennessee's properties is provided on a straight-line basis in amounts which, in the opinion of management, are adequate to allocate the cost of properties over their estimated useful lives.

  The excess of investment in subsidiaries over net assets at date of acquisition is being amortized over a 40-year period. Such amortization relative to continuing operations amounted to $10 million for 1993, $6 million for 1992 and $10 million for 1991 and is included in the income statement caption, "Other income, net."

 Revenue Recognition

  Newport News Shipbuilding and Dry Dock Company, a subsidiary, reports profits on its long-term shipbuilding contracts on the percentage-of-completion method of accounting, determined on the basis of total costs incurred to date to estimated final total costs. Losses on contracts are reported when first estimated.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

The performance of contracts usually extends over several years, requiring periodic reviews and revisions of estimated final contract prices and costs during the term of the contracts. The effect of these revisions is included in income in the period the revisions are made.

  Sales by the Farm and construction equipment segment to independent dealers are recorded at the time of shipment to those dealers. Sales through company-owned retail stores are recorded at time of sale to retail customers. The Farm and construction equipment segment grants certain sales incentives to stimulate sales of the farm and construction equipment products to retail customers. The expense for such incentive programs is recorded at the time of sale.

  Tennessee's other divisions recognize revenue on the accrual method when title passes to the customer or when the service is performed.

 Changes in Accounting Principles

  Tennessee elected early adoption of Statement of Financial Accounting Standards ("FAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its domestic operations and FAS No. 109, "Accounting for Income Taxes." Both standards were adopted effective January 1, 1992, using the cumulative catch-up method.

  Under FAS No. 106, Tennessee is required to accrue the estimated costs of retiree benefits other than pensions (primarily health care benefits and life insurance) during the employees' active service period. Prior to 1992, Tennessee expensed the cost of these benefits as medical and insurance claims were paid. Tennessee expects to adopt the new standard for its non-U.S. plans in the first quarter of 1995 and estimates that the adoption will reduce pre-tax income by approximately $10 million.

  The adoption of FAS No. 109 changed Tennessee's method of accounting for income taxes from the deferred method to the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

  In 1992, Tennessee recorded an after-tax charge of $436 million for the cumulative effect of the accounting changes consisting of $199 million for FAS No. 106 and $237 million for FAS No. 109. Reference is made to Note 10, "Income Taxes," and Note 11, "Postretirement and Postemployment Benefits" for further information regarding these changes.

 Inventories

  At December 31, 1993 and 1992, inventory by major classification was as follows:

                                                                   (MILLIONS)
                                                                   1993   1992
                                                                  ------ ------
Finished goods................................................... $  433 $  481
Work in process..................................................    104     97
Long-term contracts in progress, less progress billings..........     66    113
Raw materials....................................................    180    192
Materials and supplies...........................................    149    157
                                                                  ------ ------
                                                                  $  932 $1,040
                                                                  ====== ======

  Inventories generally are valued at the lower of cost, determined on the "first-in, first-out" or "average" methods, or market based on estimated realizable value.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

 Notes Receivable

  Short-term notes receivable of $139 million and $146 million were outstanding at December 31, 1993 and 1992, respectively. These notes receivable are presented net of unearned finance charges of $5 million and $13 million at December 31, 1993 and 1992, respectively. At December 31, 1993 and 1992, unearned finance charges related to long-term notes and other receivables were $4 million for both periods.

 Allowance for Doubtful Accounts and Notes Receivable

  At December 31, 1993 and 1992, the allowance for doubtful accounts and notes receivable was $66 million and $51 million, respectively.

 Restrictions on Payment of Dividends

  At December 31, 1993, under its most restrictive dividend provision contained in indentures under which certain of its notes and debentures have been issued, the Company has approximately $2.5 billion of retained earnings available for the payment of dividends on common stock.

  Certain of the Company's subsidiaries have provisions under financing arrangements and statutory requirements which limit the amount of their retained earnings available for dividends. The restriction of the ability to pay dividends by such subsidiaries would not affect the amount of retained earnings of the Company available for dividends on common stock.

 Reclassifications

  Prior years' financial statements have been reclassified to conform to 1993 presentations.

(2) RESTRUCTURING COSTS

  During 1991, Tennessee identified restructuring measures which resulted in a pre-tax restructuring charge of $482 million which was recorded as part of continuing operations. The charge reflected estimated costs of $242 million attributable to a 6,000 personnel reduction program; $105 million to plant closings; and $135 million for the rationalization or discontinuance of farm and construction equipment product lines, including costs associated with dealer discounts, other incentive programs and inventory writedowns to net realizable value. Of the total charge, $403 million was taken at Tennessee's Farm and construction equipment segment ("Case").

  The 1991 restructuring charge was in part attributable to aggressive measures taken in September 1991 to respond to depressed market conditions facing the farm and construction equipment business and to improve Case's performance. While the measures taken at Case since September 1991 resulted in significant improvement in Case's performance, the worldwide farm and construction equipment market continued to deteriorate during 1992, and Tenneco Inc. Management and the Board of Directors determined that major structural and strategic changes were necessary in order to (1) rationalize certain component production operations to reduce the fixed cost portion of the manufacturing process; (2) reduce excess capacity; (3) focus, discontinue or replace unprofitable and noncompetitive product lines; and (4) restructure and refocus product and component parts distribution to strengthen Case's competitive position in the global marketplace.

  Consequently, on March 21, 1993, the Board of Directors of Tenneco Inc. adopted a comprehensive restructuring program for Case. Adoption of this program resulted in a pre-tax restructuring charge of $241 million, all of which was reflected in the 1992 income from continuing operations before interest expense and income taxes. The $241 million pre-tax charge was recorded as a $104 million reduction of net plant, property and equipment, an $11 million reduction of inventory, a $5 million reduction of intangibles and other

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES accounts, and a $121 million reserve for the future cost of implementing the various restructuring actions. Of this reserve, $13 million was recorded as a current liability and $108 million was recorded in "Deferred Credits and Other Liabilities."

  The specific restructuring measures were based on management's best business judgement under prevailing circumstances and on assumptions which may be revised over time and as circumstances change. As the initial actions were implemented and plans progressed for measures to be taken over the next three years, Tenneco Inc. determined that it was appropriate to reallocate its estimate of the overall pre-tax restructuring charge among the companies in the Tenneco Inc. Farm and construction equipment group, not all of which are subsidiaries of Tennessee. This resulted in a $62 million reduction of the $241 million pre-tax charge recorded by Tennessee in 1992 with a corresponding increase in the amounts attributable to other Tenneco Inc. Farm and construction equipment group affiliates which are not included in the Tennessee Gas Pipeline Company consolidation. The estimated costs may require further revision in the future.

  As of December 31, 1993, approximately $31 million of the actions necessary to complete the program had been implemented leaving $148 million to be implemented over the next three years. Of the remaining actions to be implemented $138 million is reflected as a reserve for future costs of implementing various restructuring actions with the remaining $10 million pertaining to plant, property and equipment, intangibles and other accounts. Of the reserve, $45 million is recorded as a current liability and $93 million is recorded in "Deferred Credits and Other Liabilities" on the balance sheet as of December 31, 1993. The restructuring actions taken during 1993 are described in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations.

  In addition, $33 million of the 1991 restructuring charge remained on the balance sheet as a current liability at December 31, 1993.

(3) ACQUISITIONS

  In January 1991, Georgia-Pacific Corporation ("Georgia-Pacific"), Tenneco Inc. and General Electric Capital Corporation ("GECC"), completed the sale by Georgia-Pacific (a) to GECC of the buildings, machinery and equipment at two containerboard mills; (b) to Packaging Corporation of America ("PCA") and other subsidiaries of Tennessee of the land and certain equipment at such mills, 19 corrugated container plants, two short-line railroads that serve the mills, and leasehold interests in approximately 100,000 acres of leased timberlands; and
(c) to John Hancock Mutual Life Insurance Company ("John Hancock") and Metropolitan Life Insurance Company ("Metropolitan Life") of approximately 540,000 acres of fee timberlands. The assets purchased by GECC and the timberlands purchased by John Hancock and Metropolitan Life have been leased to PCA. The aggregate price paid to Georgia-Pacific was $727 million. Of that amount, GECC paid $500 million, John Hancock and Metropolitan Life paid $173 million and PCA and another Tenneco Inc. affiliate paid an aggregate of $54 million. The accompanying financial statements for 1991 include $371 million in net sales from these assets since the date the purchases and lease arrangements were completed. Reference is made to Note 14, "Commitments and Contingencies-- Lease Commitments," for further information regarding these lease commitments.

(4) DISCONTINUED OPERATIONS, DISPOSITION OF ASSETS, AND EXTRAORDINARY LOSS

 Discontinued Operations

  During 1992, Tennessee sold its minerals and pulp chemicals operations for proceeds of $500 million and $202 million, respectively. The sales of these discontinued operations resulted in a gain (loss) of $96 million and $(25) million, net of income tax expense of $45 million and $0, respectively.

  Revenues for the minerals discontinued operations were $55 million for 1992 and $124 million for 1991. Net income was $9 million and $22 million, net of income tax expense of $5 million and $6 million for 1992 and 1991, respectively.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Revenues for the pulp chemicals discontinued operations were $54 million and $120 million for 1992 and 1991, respectively. Net income was $1 million and $14 million, net of income tax expense of $1 million and $7 million for 1992 and 1991, respectively.

  A loss of $58 million from discontinued operations, net of a $31 million tax benefit, was recorded in 1991 to reflect additional costs estimated to be incurred in connection with the sale of Tennessee's oil and gas businesses in 1988. The costs are primarily attributable to (a) the settlement in December 1991 of litigation instituted by approximately 380 employees of Tennessee's former oil and gas businesses claiming additional compensation and damages as a result of the sale of such businesses; (b) the excess of presently estimated settlement costs of additional claims by the purchasers and others arising out of the sales of such businesses over reserves initially established for such claims; and (c) a July 1991 decision of a federal appellate court refusing to reconsider a ruling that lessors under oil and gas leases are entitled to royalty payments on compression, gathering and other miscellaneous charges collected by natural gas producers pursuant to Federal Energy Regulatory Commission Order No. 94, against which royalty payments Tennessee has agreed to indemnify the purchasers of certain of its oil and gas assets.

 Disposition of Assets

  During 1993, Tennessee disposed of a number of assets and investments including its Newport News' Sperry Marine business; several PCA operations; two wholly-owned pipeline companies, Viking Gas Transmission Company and Dean Pipeline Company; and facilities and land of two foreign Case operations. The proceeds from dispositions were $249 million and the pre-tax gain was $118 million.

  In 1991, Tennessee sold its natural gas liquids business including its interest in an MTBE plant under construction in La Porte, Texas, in a transaction valued at $632 million resulting in a pre-tax gain of $265 million. The terms of the sale included the assumption by the purchaser of costs associated with the construction of the MTBE plant. Also, Tennessee sold three short-line railroads for a total of $54 million and a pre-tax gain of $42 million.

  On November 30, 1991, Tenneco Corporation, a wholly-owned subsidiary, sold its investment in Kern County Land Company ("Kern"), a wholly-owned holding company, to Tenneco Inc. at net book value, after the capitalization of $267 million of advances from Tenneco Corporation. Kern holds the investments in the U.S. and Canadian farm and construction equipment subsidiaries and Canadian automotive parts subsidiaries. Kern also holds investments in certain Brazilian farm and construction equipment subsidiaries and in certain Brazilian automotive parts subsidiaries. Additionally, Kern indirectly owns a U.S. finance subsidiary and a Canadian finance subsidiary. At December 31, 1993, Tennessee held $1,770 million in demand notes receivable from Kern County Land Company and consolidated subsidiaries.

  For the eleven months ended November 30, 1991, the results of operations of Kern County Land Company and consolidated subsidiaries were as follows:

                                                             ELEVEN MONTHS ENDED
                                                              NOVEMBER 30, 1991
                                                             -------------------
Net sales and operating revenues............................       $ 2,934
                                                                   =======
Income (loss) before interest expense and income taxes......       $  (568)
                                                                   =======
Loss from continuing operations.............................       $  (530)
                                                                   =======

 Extraordinary Loss

  In April 1993, the Company's parent, Tenneco Inc., issued 23.5 million shares of common stock for approximately $1.1 billion, a portion of which was loaned to the Company and used to retire approximately $688 million of long-term debt. In November 1993, Tennessee retired DM250 million bonds. The redemption premium related to the retirement of long-term debt resulting from these two transactions ($24 million, net of income tax benefits of $12 million) was recorded as an extraordinary loss.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  In December 1992, Tennessee deposited cash with a trustee to defease $310 million of its high interest-bearing long-term debt. Accordingly, this amount has been excluded from long-term debt on the balance sheet at December 31, 1992. This debt was prepaid in January and February 1993. Tennessee recorded an extraordinary loss of $9 million (net of income tax benefit of $5 million) for the redemption premium resulting from this transaction.

(5) FOREIGN OPERATIONS

  At December 31, 1993, 1992 and 1991, and for the years then ended, the results of operations and combined net assets of foreign subsidiaries were as follows:

                                                            (MILLIONS)
                                                      1993     1992     1991
                                                     -------  -------  -------
Net sales and operating revenues.................... $ 2,644  $ 3,019  $ 3,297
                                                     =======  =======  =======
Income (loss) from continuing operations............ $   251  $  (208) $  (388)
                                                     =======  =======  =======
Assets.............................................. $ 2,659  $ 2,899  $ 3,758
Liabilities.........................................  (1,233)  (1,607)  (2,098)
                                                     -------  -------  -------
Net assets.......................................... $ 1,426  $ 1,292  $ 1,660
                                                     =======  =======  =======

(6) PLANT, PROPERTY AND EQUIPMENT, AT COST

  At December 31, 1993 and 1992, plant, property and equipment, at cost, by major segment was as follows:

                                                                  (MILLIONS)
                                                                 1993    1992
                                                                ------- -------
Natural gas pipelines.......................................... $ 5,246 $ 5,182
Farm and construction equipment................................     348     368
Automotive parts...............................................     910     857
Shipbuilding...................................................   1,527   1,555
Packaging......................................................   1,468   1,398
Chemicals......................................................     739     708
Other..........................................................     107     141
                                                                ------- -------
                                                                $10,345 $10,209
                                                                ======= =======

(7) LONG-TERM DEBT, SHORT-TERM DEBT AND FINANCING ARRANGEMENTS

 Long-Term Debt

  A summary of long-term debt outstanding at December 31, 1993, is set forth in the following table:

                                                                      (MILLIONS)
                                                                      ----------
Tennessee Gas Pipeline Company--
  Debentures due 2011, effective interest rate 15.1% (net of $222
   million of unamortized discount).................................    $  178
  Notes due 1995 through 1997, average effective interest rate 10.1%
   (net of $11 million of unamortized discount).....................       805
Tenneco International Finance Ltd.--
  Notes due 1994 through 1996, average interest rate 5.5%...........       123
Other subsidiaries due 1994 through 2014, average effective interest
 rate 6.2% (net of $20 million of unamortized discount).............        24
                                                                        ------
                                                                         1,130
Less--Current maturities............................................        44
                                                                        ------
                                                                        $1,086
                                                                        ======

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  At December 31, 1993, approximately $66 million of gross plant, property and equipment was pledged as collateral to secure $1 million principal amount of long-term debt.

  The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 1993, are $44 million, $279 million, $306 million, $327 million and $1 million for 1994, 1995, 1996, 1997 and 1998, respectively.

 Short-Term Debt

  Information for the year ended December 31, 1993, regarding lines of credit, including borrowings under both committed and uncommitted lines of credit and similar arrangements, follows:

                                                                     (MILLIONS)
                                                                     ----------
Outstanding borrowings at end of year...............................    $ 77
Average interest rate on outstanding borrowings at end of year......     7.2%
Approximate maximum month-end outstanding borrowings during year....    $154
Approximate average month-end outstanding borrowings during year....    $121
Weighted average interest rate on approximate average month-end
 outstanding borrowings during year.................................     7.4%

 Financing Arrangements

  Tennessee has arranged $402 million of committed lines of credit ($101 million of which expire in 1994) with various banks to provide short-term financing which provide for borrowings at various rates. The credit facilities generally provide for commitment fees on the unused portion of the total commitment and some credit facilities also provide for facility fees on the total commitment. In addition, Tennessee has arranged for $194 million of uncommitted lines of credit.

(8) FINANCIAL INSTRUMENTS

  The estimated fair values of Tennessee's financial instruments at December 31, 1993 and 1992, were as follows:

                                                         (MILLIONS)
                                                    1993             1992
                                               ---------------  ---------------
                                               CARRYING  FAIR   CARRYING  FAIR
                                                AMOUNT  VALUE    AMOUNT  VALUE
                                               -------- ------  -------- ------
Cash and temporary cash investments..........   $  220  $  220   $  108  $  108
Receivables (customer and long-term).........    1,004   1,004    1,426   1,426
Other investments............................       60      60      105     105
Short-term debt (excluding current
 maturities).................................       77      77      110     110
Long-term debt (including current maturities
 of $44 and $78 million).....................    1,130   1,399    2,069   2,318
Interest rate swaps:
  In a net receivable position...............       --      --       --      --
  In a net payable position..................       --     (76)      --     (68)
Foreign currency contracts (including the net
 value of currency/interest rate swaps)......       (1)     (1)       6      (4)

  The following methods and assumptions were used to estimate the fair value of financial instruments:

  CASH AND TEMPORARY CASH INVESTMENTS--Fair value was considered to be the same as the carrying amount.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  RECEIVABLES--Tennessee believes that in the aggregate, the carrying amount of its receivables, both current and non-current, was not materially different from the fair value of those receivables. Customer notes and accounts receivable are concentrated in the Farm and construction equipment and Shipbuilding segments which accounted for 36% and 20%, respectively, of total customer receivables at December 31, 1993. At December 31, 1992, Tennessee's Farm and construction equipment segment accounted for 45% and its Shipbuilding segment accounted for 15% of total customer receivables.

  OTHER INVESTMENTS--At December 31, 1993, these investments included preferred stock ($17 million) in Steerage Corporation (the acquiror of Newport News' Sperry Marine Business), venture capital investments ($8 million) and several tracts of undeveloped land ($17 million). At December 31, 1992, these investments included Tennessee's share of several partnerships established to develop gas reserves ($41 million), venture capital investments ($12 million) and several tracts of undeveloped land ($18 million). Because of the nature of these investments, it was not practicable to estimate their fair value.

  SHORT-TERM DEBT--Fair value was considered to be the same as the carrying amount.

  LONG-TERM DEBT--The fair value of fixed-rate long-term debt was based on the market value of debt with similar maturities and interest rates; the carrying amount of floating rate long-term debt was assumed to approximate its fair value.

  INTEREST RATE SWAPS--The fair value of interest rate swaps was based on the cost that would have been incurred to buy out those swaps in a loss position and the consideration that would have been received to terminate those swaps in a gain position. At December 31, 1993 and 1992, Tennessee was a party to swaps with a notional value of $750 million which were in a net payable position and none which were in a net receivable position. The differential paid or received on interest rate swap agreements was recognized as an adjustment to interest expense.

  The counterparties to these interest rate swaps are major international financial institutions. The risk associated with counterparty default on interest-rate swaps is measured as the cost of replacing, at the prevailing market rates, those contracts in a gain position. In the event of non-performance by the counterparties, the cost to replace outstanding interest-rate swaps at December 31, 1993 and 1992, would have been immaterial.

  FOREIGN CURRENCY CONTRACTS--At December 31, 1993 and 1992, Tennessee had entered into currency/interest rate swaps totaling $59 million and $61 million, respectively. Additionally, at December 31, 1992, Tennessee had a long-term foreign debt obligation of $154 million. These instruments hedge certain translation effects of Tennessee's investment in net assets in certain foreign countries, primarily Great Britain and Germany. Pursuant to these arrangements, Tennessee recognized aggregate after-tax translation gains of $4 million, $19 million and $3 million for 1993, 1992 and 1991, respectively, which have been included in the balance sheet caption "Cumulative translation adjustments."

  In the normal course of business, Tennessee and its foreign subsidiaries routinely enter into various foreign currency purchase and sale contracts to minimize the transaction effect of exchange rate movements on receivables and payables denominated in foreign currencies. These contracts generally mature in one year or less. At December 31, 1993, Tennessee had net purchase contracts (primarily the Belgian Franc and U.S. Dollar) with a notional value of $177 million and net sale contracts (primarily the German Mark, Australian Dollar and British Pound) with a notional value of $176 million. At December 31, 1992, Tennessee had net purchase contracts (primarily the U.S. Dollar, Swedish Krona, Netherlands Guilder, Italian Lira, British Pound, Danish Krone and Belgian Franc) with a notional value of $410 million and net sale contracts (primarily the French Franc, Spanish Peseta, German Mark and Canadian Dollar) with a notional value of $403 million. Based on exchange rates at December 31, 1993 and 1992, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  GUARANTEES--At December 31, 1993 and 1992, Tennessee had guaranteed payment and performance of approximately $85 million and $30 million, respectively, primarily with respect to guarantees supporting various financing and operating activities.

(9) FEDERAL ENERGY REGULATORY COMMISSION ("FERC") REGULATORY MATTERS

  On August 1, 1991, the Company filed for a general rate increase. On August 31, 1991, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to the normal regulatory process and set the matter for hearing. With minor modifications, the Company's proposed rates were placed into effect on February 1, 1992, subject to refund. The rates finally determined under Docket No. RP91-203 will be effective retroactive to February 1, 1992, and will continue until the rates are changed by a filing by the Company or pursuant to a subsequent proceeding convened by the FERC. On June 2, 1993, the Company filed a Stipulation and Agreement that resolved several significant issues in this rate proceeding and established procedures for resolving the remaining issues, including the recovery of certain environmental expenditures. The Company is currently collecting these environmental costs in its rates subject to further review in the rate case and possible refund. The Company intends to pursue full recovery of these costs. The Stipulation and Agreement was approved by an initial order of the FERC on October 29, 1993, and the Company has recorded a liability which is adequate to cover these refunds. The Company anticipates a final order on the Stipulation and Agreement from the FERC in early 1994, pursuant to which the Company will disburse agreed-upon refunds.

  Among the issues confirmed by the Stipulation and Agreement is the ability of the Company to collect from customers, on an accrual basis, the costs of providing benefits other than pensions to retirees. These costs were previously collected from customers on a "pay-as-you-go" basis. The Stipulation and Agreement allowed the Company to collect over a 20-year period the transition obligation related to postretirement benefit costs. The Company had previously expensed these amounts when FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," was adopted in 1992. As a result of this Stipulation and Agreement, the Company has established a regulatory asset of $34 million and has included the income effect of this favorable regulatory development in the income statement caption, "Other income, net."

  On June 25, 1992, the FERC approved a settlement allowing the Company to recover from its customers up to $650 million of excess gas supply costs incurred through July 1, 1992, in resolving take-or-pay costs and payments to producers to suspend or terminate contracts or to reduce contract prices to market levels. The settlement also allowed the Company to place into effect, as of July 1, 1992, a Gas Inventory Charge providing a mechanism for the recovery of these excess gas supply costs until September 1, 1993, the effective date of the Company's implementation of Order No. 636. The Company charged to operating expenses that portion of excess gas supply costs incurred prior to the implementation of Order No. 636 that it cannot recover from customers.

  On April 8, 1992, the FERC issued Order No. 636 which, together with subsequently issued clarifying Order Nos. 636-A and 636-B (the "FERC Restructuring Orders"), directed a further sweeping restructuring of the interstate gas pipeline industry. The FERC Restructuring Orders required pipelines to: 1) "unbundle" their transportation and storage services from their sales services, 2) increase pipeline customers' flexibility to change receipt and delivery points under transportation contracts and to allow release of capacity under those contracts for use by others and 3) separate interstate pipeline gas sales organizations from interstate pipeline transportation and storage business units. Under the FERC Restructuring Orders, rates for pipeline transportation and storage generally remain subject to traditional cost-of-service regulation but under a rate design which is relatively insensitive to throughput and hence less sensitive to seasonal variation. Sales of natural gas by interstate pipelines occur pursuant to a blanket sales certificate under which price and other

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES terms of sale are set by market forces. After a series of FERC orders and compliance filings, the Company implemented its Order No. 636 tariff commencing on September 1, 1993, restructuring its transportation, storage and sales services.

  The FERC Restructuring Orders recognized that transition costs, including gas supply realignment costs, may result from this restructuring and provided mechanisms for the full recovery of such qualified costs. Pipelines were encouraged to propose various mechanisms in the restructuring proceedings to reduce transition costs, including assignment of gas supply contracts and phasing in of the conversions of the pipeline sales service. The FERC Restructuring Orders specified that pipelines would be allowed to make special filings to recover many types of transition costs.

  The Company has made multiple filings to begin recovery of certain transition costs already paid or obligated to be paid in connection with the FERC Restructuring Orders. The Company's filings request authority to: 1) recover, through a monthly surcharge, one-time gas supply realignment costs and certain related costs incurred to date over a twelve-month period, 2) direct-bill customers for unrecovered gas costs over a twelve-month period and 3) track and recover, through an annual surcharge, upstream transportation costs from customers. The filings were accepted effective September 1, 1993, and made subject to refund pending review. Hearings have been instituted to review the recovery of the gas supply realignment costs and the direct billing of unrecovered gas costs. The Company's filings to recover production costs related to its Bastian Bay facilities have been rejected by the FERC based on the continued use of the gas production from the field, however, the FERC recognized the ability of the Company to file for the recovery of losses upon disposition of these assets. The Company will seek appellate review of the FERC actions. The Company is confident that the Bastian Bay costs will ultimately be recovered as transition costs directly related to Order No. 636, and no FERC order has questioned the ultimate recoverability of these costs.

  The total amount of transition costs that will be incurred by the Company will depend upon: 1) developments in restructuring proceedings involving the Company, its customers and other affected parties, 2) the resolution of pending litigation and 3) the terms of multiple negotiations with individual suppliers. Until these issues are resolved, the Company cannot finally determine the ultimate amount of one-time realignment costs or other related annual costs it will incur, nor the amounts which will be recovered from customers. The Company believes that one-time realignment costs will not exceed $700 million. At December 31, 1993, the Company recorded and deferred approximately $120 million of such one-time costs which are recoverable from its customers. The Company believes that other related annual costs will not exceed $100 million in 1994, decreasing thereafter over the length of the contracts involved.

  The FERC Restructuring Orders will undergo judicial review, clarifications and formulation of cost recovery details as the restructuring process proceeds. However, the Company believes that it is entitled to full recovery of all transition costs it will incur. Given the fact that the FERC Restructuring Orders contemplate complete recovery by pipelines of qualified transition costs, Tennessee believes that the Company's Order No. 636 restructuring (together with the Order No. 636 restructuring of Tennessee's other interstate pipelines) will not have a material effect on Tennessee's consolidated financial position or results of operations.

(10) INCOME TAXES

  Tennessee Gas Pipeline Company and its parent, Tenneco Inc., together with certain of their respective subsidiaries which are owned 80% or more, have entered into an agreement to file a consolidated federal income tax return. Such agreement provides, among other things, that (1) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis and (2) each company in a tax loss position will be currently reimbursed to the extent its deductions, including general business credits, are utilized in the consolidated return.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Effective January 1, 1992, Tennessee changed its method of accounting for income taxes from the deferred method to the liability method required by FAS No. 109, "Accounting for Income Taxes" using the cumulative catch-up method. This new standard requires that a deferred tax be recorded to reflect the tax expense (benefit) resulting from the recognition of temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. No provision has been made for U.S. income taxes on unremitted earnings of foreign subsidiaries ($1.03 billion at December 31, 1993) since it is the present intention of management to reinvest a major portion of such unremitted earnings in foreign operations.

  The components of income (loss) from continuing operations before income taxes are as follows:

                                                             (MILLIONS)
                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1993    1992     1991
                                                     -------- -------- --------
U.S. income before income taxes..................... $    796 $   833  $   109
Foreign income (loss) before income taxes...........      239    (135)    (362)
                                                     -------- -------  -------
  Income (loss) before income taxes................. $  1,035 $   698  $  (253)
                                                     ======== =======  =======

  Following is an analysis of the components of consolidated income tax expense applicable to continuing operations:

                                                             (MILLIONS)
                                                      YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1993      1992     1991
                                                     -------- --------  --------
Current--
  U.S............................................... $   221  $    599  $   100
  State and local...................................      47        71       --
  Foreign...........................................      60        69       56
                                                     -------  --------  -------
                                                         328       739      156
                                                     -------  --------  -------
General business credits (U.S.)--
  Current...........................................      (1)      (10)      --
  Deferred..........................................      --        10       (2)
                                                     -------  --------  -------
                                                          (1)       --       (2)
                                                     -------  --------  -------
Deferred--
  U.S...............................................      49      (378)     (57)
  State and local...................................      11       (23)      --
  Foreign...........................................     (45)        3      (30)
                                                     -------  --------  -------
                                                          15      (398)     (87)
                                                     -------  --------  -------
Income tax expense.................................. $   342  $    341  $    67
                                                     =======  ========  =======

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  In August 1993, the U.S. federal income tax rate was increased from 34% to 35%, retroactive to January 1, 1993. For 1992 and 1991, this rate was 34%. Following is a reconciliation of income taxes computed at the U.S. federal income tax rate to the income tax expense from continuing operations reflected in the Statements of Income (Loss):

                                                           (MILLIONS)
                                                    YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
Tax expense (benefit) computed at the U.S.
 federal income tax rate.........................     $362      $237  $    (86)
Increases (reductions) in income tax expense
 resulting from:
  Foreign income taxed at different rates and
   foreign losses with no tax benefit............      (17)       43        61
  Restructuring costs............................       --        33        88
  State and local taxes on income, net of U.S.
   federal income tax benefit....................       37        32        --
  U.S. federal income tax rate change............       12        --        --
  Realization of deferred tax assets resulting
   from consolidation of Tennessee's German
   operations....................................      (37)       --        --
  Other..........................................      (15)       (4)        4
                                                  --------  --------  --------
Income tax expense............................... $    342      $341  $     67
                                                  ========  ========  ========

  The components of Tennessee's net deferred tax liability at December 31, 1993 and 1992 , were as follows:

                                                                  (MILLIONS)
                                                                 1993    1992
                                                                ------  ------
Deferred tax assets--
  Net operating loss carryforwards............................. $  211  $  245
  Restructuring costs..........................................     61     132
  Postretirement benefits......................................     90     102
  Environmental reserve........................................     82      86
  Accrued vacation.............................................     20      21
  Other........................................................    116      76
  Valuation allowance..........................................   (188)   (279)
                                                                ------  ------
    Total deferred tax asset...................................    392     383
                                                                ------  ------
Deferred tax liabilities--
  Tax over book depreciation...................................    749     781
  Asset related to environmental costs relative to operations
   regulated by the FERC.......................................     59      72
  Pension......................................................    132     127
  Long-term shipbuilding contracts.............................     91      62
  Interest capitalized.........................................     28      26
  Debt related items...........................................     44      38
  Book versus tax gains and losses on asset disposals..........    306     284
  Other........................................................    181     168
                                                                ------  ------
    Total deferred tax liability...............................  1,590   1,558
                                                                ------  ------
Net deferred tax liability..................................... $1,198  $1,175
                                                                ======  ======

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  As reflected in the table above, Tennessee had potential tax benefits of $188 million and $279 million which were not recognized in the Statements of Income
(Loss) at December 31, 1993 and 1992, respectively. These benefits resulted primarily from operating loss carryforwards which are available to reduce future tax liabilities of certain foreign entities. During 1993, $37 million was realized as a result of the consolidation of Tennessee's German operations. The remainder of the change in these tax benefits from 1992 to 1993 resulted from the reduction in deferred tax assets, primarily related to restructuring.

  At December 31, 1993, Tennessee had operating loss carryforwards of $211 million of which $189 million will carryforward indefinitely while the remaining amounts expire at various dates from 1994 through 1998.

  Prior to adoption of FAS No. 109, Tennessee recorded deferred federal income tax expense (benefit) based on timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. A description of the differences and the related tax effect on continuing operations are as follows:

                                                             (MILLIONS)
                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                                1991
                                                            ------------
Recognition of income on long-term shipbuilding contracts.      $ 70
Transactions reported on the installment basis for tax
 purposes.................................................       (18)
Recognition of expenses relative to employee compensation
 and benefit plans........................................        (7)
Restructuring costs.......................................       (47)
Decrease (increase) in other reserves not deductible until
 paid.....................................................       (31)
Alternative minimum tax...................................        (6)
Foreign...................................................       (24)
Other.....................................................       (24)
                                                                ----
                                                                 (87)
General business credits utilized (generated).............        (2)
                                                                ----
Deferred income tax expense (benefit).....................      $(89)
                                                                ====

(11) POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

 Postretirement Benefits

  Tennessee has postretirement health care and life insurance plans which cover substantially all of its domestic employees. For salaried employees, the plans cover employees retiring from Tennessee on or after attaining age 55 who have had at least 10 years service with Tennessee after attaining age 45. The salaried plans were amended during 1993 to reduce the cost of providing future benefits. For hourly employees, the postretirement benefit plans generally cover employees who retire pursuant to one of Tennessee's hourly employee retirement plans. All of these benefits may be subject to deductibles, copayment provisions and other limitations, and Tennessee has reserved the right to change these benefits.


  Effective January 1, 1992, for its domestic operations, Tennessee adopted FAS No. 106 which requires employers to account for the cost of these postretirement benefits on the accrual basis rather than on the "pay-as-you-go" basis which was Tennessee's previous practice. Tennessee elected to recognize this change in accounting principle on the cumulative catch-up basis. The effect on 1992 income of immediately recognizing the transition obligation was as follows:

                                                                      (MILLIONS)
                                                                      ----------
      Accumulated postretirement benefit obligation..................   $ 302
      Income tax benefit.............................................    (103)
                                                                        -----
      Decrease in net income.........................................   $ 199
                                                                        =====

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Tennessee plans to adopt FAS No. 106 for its international operations in the first quarter of 1995. The estimated pre-tax transition obligation for Tennessee's international operations is approximately $10 million.

  Currently, Tennessee's postretirement benefit plans are not funded. The obligation of the domestic plans reconciles with amounts recognized on the balance sheet at December 31, 1993 and 1992, as follows:

                                                                  (MILLIONS)
                                                                  1993   1992
                                                                  -----  -----
Actuarial present value of accumulated postretirement benefit obligation at September 30:
  Retirees....................................................... $ 247  $ 227
  Fully eligible active plan participants........................    54     31
  Other active plan participants.................................    68     48
                                                                  -----  -----
Total accumulated postretirement benefit obligation..............   369    306
Plan assets at fair value at September 30........................    --     --
                                                                  -----  -----
Accumulated postretirement benefit obligation in excess of plan assets at September 30..........................................  (369)  (306)
Claims paid during the fourth quarter............................     7     --
Unrecognized reduction of prior service obligations resulting
 from plan amendments............................................   (35)    --
Unrecognized net loss resulting from plan experience and changes
 in actuarial assumptions........................................    89     --
                                                                  -----  -----
Accrued postretirement benefit cost at December 31............... $(308) $(306)
                                                                  =====  =====

  The net periodic postretirement benefit costs from continuing operations for the years 1993 and 1992 consist of the following components:

                                                                    (MILLIONS)
                                                                    1993   1992
                                                                    -----  -----
Service cost for benefits earned during the year................... $   9  $   7
Interest cost on accumulated postretirement benefit obligation.....    31     24
Net amortization of unrecognized amounts...........................    (2)    --
                                                                    -----  -----
Net periodic postretirement benefit cost........................... $  38  $  31
                                                                    =====  =====

  Curtailments, settlements and special termination benefits under these plans were not significant for 1993 or 1992.

  The weighted average assumed health care cost trend rate used in determining the 1993 accumulated postretirement benefit obligation was 9% in 1993 declining to 5% in 1997 and remaining at that level thereafter. The weighted average assumed health care cost trend rate used in determining the 1992 accumulated postretirement benefit obligation was 12% in 1992 declining to 5% in 1997 and remaining at that level thereafter.

  Increasing the assumed health care cost trend rate by one percentage-point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1993, and September 30, 1992, by approximately $19 million and $47 million, respectively, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost for 1993 and 1992 by approximately $4 million and $6 million, respectively.

  The discount rates (which are based on long-term market rates) used in determining the 1993 and 1992 accumulated postretirement benefit obligations were 7.50% and 8.75%, respectively.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

 Postemployment Benefits

  Tennessee will adopt FAS No. 112, "Employers' Accounting for Postemployement Benefits," in the first quarter of 1994. This new accounting rule requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis as at present. Tennessee has determined that implementation of this new rule will reduce 1994 net income by $12 million which will be reported as the cumulative effect of a change in accounting principle.

(12) PENSION PLANS

  Tennessee has retirement plans which cover substantially all of its employees. Benefits are based on years of service and, for most salaried employees, on final average compensation. Tennessee's funding policies are to contribute to the plans amounts necessary to satisfy the funding requirements of federal laws and regulations. Plan assets consist principally of listed equity and fixed income securities.

  The funded status of Tennessee's plans reconciles with amounts recognized on the balance sheet at December 31, 1993 and 1992, as follows:

                                             (MILLIONS)
                          PLANS IN WHICH    PLANS IN WHICH
                           ASSETS EXCEED      ACCUMULATED
                            ACCUMULATED        BENEFITS
                             BENEFITS        EXCEED ASSETS    ALL PLANS (NOTE)
                          ----------------  ----------------  ------------------
                           1993     1992     1993     1992      1993      1992
                          -------  -------  -------  -------  --------  --------
Actuarial present value
 of benefits based on
 service to date and
 present pay levels at
 September 30:
  Vested benefit
   obligation...........  $ 1,879  $ 1,577  $   118  $    98  $  1,997  $  1,675
  Non-vested benefit
   obligation...........       89       50        3        4        92        54
                          -------  -------  -------  -------  --------  --------
  Accumulated benefit
   obligation...........    1,968    1,627      121      102     2,089     1,729
Additional amounts
 related to projected
 salary increases.......      247      237        5        4       252       241
                          -------  -------  -------  -------  --------  --------
Total projected benefit
 obligation at September
 30.....................    2,215    1,864      126      106     2,341     1,970
Plan assets at fair
 value at September 30..    2,584    2,310       33       13     2,617     2,323
                          -------  -------  -------  -------  --------  --------
Plan assets in excess of
 (less than) total
 projected benefit
 obligation at September
 30.....................      369      446      (93)     (93)      276       353
Contributions during the
 fourth quarter.........        3        2        1       --         4         2
Unrecognized net (gain)
 loss resulting from
 plan experience and
 changes in actuarial
 assumptions............       48        5        3       (7)       51        (2)
Unrecognized prior
 service obligations
 resulting from plan
 amendments.............      158      154        4        2       162       156
Remaining unrecognized
 net obligation (asset)
 at initial application.     (189)    (216)       2        5      (187)     (211)
Adjustment recorded to
 recognize minimum
 liability..............       --       --      (10)      (4)      (10)       (4)
                          -------  -------  -------  -------  --------  --------
Prepaid (accrued)
 pension cost at
 December 31............  $   389  $   391  $   (93) $   (97) $    296  $    294
                          =======  =======  =======  =======  ========  ========

- --------
NOTE: Assets of one plan may not be utilized to pay benefits of other plans.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Net pension costs (income) from continuing operations for Tennessee for the years 1993, 1992 and 1991 consist of the following components:

                                                        (MILLIONS)
                                              1993        1992        1991
                                            ----------  ----------  ----------
Service cost--benefits earned during the
 year......................................       $ 69        $ 64        $ 60
Interest accrued on prior year's projected
 benefit obligation........................        169         159         154
Expected return on plan assets--
  Actual (return) loss..................... (418)       (194)       (492)
  Less: Unrecognized excess (deficiency) of
   actual return over expected return......  192         (24)        283
                                            ----        ----        ----
                                                  (226)       (218)       (209)
Net amortization of unrecognized amounts...         (9)        (12)        (14)
                                                  ----        ----        ----
Net pension costs (income).................       $  3        $ (7)       $ (9)
                                                  ====        ====        ====

  Curtailments, settlements and special termination benefits under these plans were not significant in 1993, 1992 and 1991.

  The weighted average discount rates (which are based on long-term market rates) used in determining the 1993, 1992 and 1991 actuarial present value of the benefit obligations were 7.7%, 8.9% and 9.2%, respectively. The rate of increase in future compensation was 5.1%, 6.6% and 6.6% for 1993, 1992 and 1991, respectively. The weighted average expected long-term rate of return on plan assets was 9.8%, 10.0% and 10.1% for 1993, 1992 and 1991, respectively.

  As a result of the 1991 sale of Kern County Land Company and consolidated subsidiaries, the plan assets and liabilities related to Kern County Land Company and consolidated subsidiaries are not reflected in the above 1991 amounts. See Note 4 for further information.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

(13) SEGMENT AND GEOGRAPHIC AREA INFORMATION

                                                                 (MILLIONS)
                      --------------------------------------------------------------------------------------------------
                                                      SEGMENT
                      ------------------------------------------------------------------------
                       NATURAL    FARM AND                                                       RECLASS.
                         GAS    CONSTRUCTION AUTOMOTIVE                                             AND
                      PIPELINES EQUIPMENT(C)  PARTS(C)  SHIPBUILDING PACKAGING CHEMICALS OTHER  ELIMINATION CONSOLIDATED
                      --------- ------------ ---------- ------------ --------- --------- -----  ----------- ------------
AT DECEMBER 31,
 1993, AND FOR THE
 YEAR THEN ENDED
Net sales and
 operating
 revenues(a)........   $2,862      $1,014      $1,676      $1,861     $2,042     $ 914   $  (7)    $  --      $10,362
                       ======      ======      ======      ======     ======     =====   =====     =====      =======
Operating profit....      425          49         199         238        148        83     219        --        1,361
General corporate
 expenses...........      (14)         --          (8)        (13)        (9)       (5)     --        --          (49)
                       ------      ------      ------      ------     ------     -----   -----     -----      -------
Income before
 interest expense
 and income taxes...      411          49         191         225        139        78     219        --        1,312
                       ======      ======      ======      ======     ======     =====   =====     =====      =======
Identifiable assets.    2,953         911       1,113       1,277      1,712       815   3,392       (79)      12,094
Investment in
 affiliated
 companies..........      307         (44)          4          --          6        62      75        --          410
                       ------      ------      ------      ------     ------     -----   -----     -----      -------
   Total assets.....    3,260         867       1,117       1,277      1,718       877   3,467       (79)      12,504
                       ======      ======      ======      ======     ======     =====   =====     =====      =======
Depreciation,
 depletion and
 amortization.......      166          16          49          72         77        33       3        --          416
                       ======      ======      ======      ======     ======     =====   =====     =====      =======
Capital expenditures
 for continuing
 operations.........      170          11          92          36        124        59       1        --          493
                       ======      ======      ======      ======     ======     =====   =====     =====      =======
AT DECEMBER 31,
 1992, AND FOR THE
 YEAR THEN ENDED
Net sales and
 operating
 revenues(a)........   $2,183      $1,256      $1,655      $2,265     $2,078     $ 951   $  (4)    $  --      $10,384
                       ======      ======      ======      ======     ======     =====   =====     =====      =======
Operating profit
 (loss).............      374        (264)        210         262        229        78     211        --        1,100
General corporate
 expenses...........      (14)         --          (7)        (13)        (8)       (6)     --        --          (48)
                       ------      ------      ------      ------     ------     -----   -----     -----      -------
Income (loss) before
 interest expense
 and income taxes...      360        (264)        203         249        221        72     211        --        1,052
                       ======      ======      ======      ======     ======     =====   =====     =====      =======
Identifiable assets.    3,119       1,391         930       1,469      1,406       724   3,983      (107)      12,915
Investment in
 affiliated
 companies..........      296         (34)          1          --         23        61      74        --          421
                       ------      ------      ------      ------     ------     -----   -----     -----      -------
   Total assets.....    3,415       1,357         931       1,469      1,429       785   4,057      (107)      13,336
                       ======      ======      ======      ======     ======     =====   =====     =====      =======
Depreciation,
 depletion and
 amortization.......      156          32          45          74         73        38       3        --          421
                       ======      ======      ======      ======     ======     =====   =====     =====      =======
Capital expenditures
 for continuing
 operations.........      251           5          62          35         97        58       2        --          510
                       ======      ======      ======      ======     ======     =====   =====     =====      =======
AT DECEMBER 31,
 1991, AND FOR THE
 YEAR THEN ENDED
Net sales and
 operating
 revenues(a)........   $2,183      $3,616      $1,693      $2,216     $1,934     $ 916   $  20     $  --      $12,578
                       ======      ======      ======      ======     ======     =====   =====     =====      =======
Operating profit
 (loss).............      582        (926)        193         242        148       (63)     76        --          252
General corporate
 expenses...........      (21)        (25)        (10)        (17)        (9)       (7)    (17)       --         (106)
                       ------      ------      ------      ------     ------     -----   -----     -----      -------
Income (loss) before
 interest expense
 and income taxes...      561        (951)        183         225        139       (70)     59        --          146
                       ======      ======      ======      ======     ======     =====   =====     =====      =======
Identifiable assets.    2,975       1,945         949       1,529      1,366       782   4,196       (50)      13,692
Investment in
 affiliated
 companies..........      249         (25)          3          --         19        55      44        --          345
Identifiable assets
 related to the
 discontinued
 operations of
 minerals and pulp
 chemicals..........       --          --          --          --         --       667      --        --          667
                       ------      ------      ------      ------     ------     -----   -----     -----      -------
   Total assets.....    3,224       1,920         952       1,529      1,385     1,504   4,240       (50)      14,704
                       ======      ======      ======      ======     ======     =====   =====     =====      =======
Depreciation,
 depletion and
 amortization.......      134         117          56          72         68        39       6        --          492
                       ======      ======      ======      ======     ======     =====   =====     =====      =======
Capital expenditures
 for continuing
 operations.........      278          82          81          64        127        69      20        --          721
                       ======      ======      ======      ======     ======     =====   =====     =====      =======

(See notes on the following page.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

- --------
NOTES: (a) Contracts with U.S. government agencies (primarily shipbuilding contracts with the U.S. Navy) accounted for $1.8 billion, $2.2 billion and $2.3 billion for 1993, 1992 and 1991, respectively.
       (b) Products are transferred between geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.
       (c) In 1991 Tennessee sold certain U.S., Canadian and Brazilian farm and construction equipment and automotive parts subsidiaries to Tenneco Inc. See Note 4 for further information.

  Tennessee is engaged in the sale of products for export from the United States. Such sales are reflected in the table below:

                                                                          (MILLIONS)
    GEOGRAPHIC AREA                    PRINCIPAL PRODUCTS               1993 1992 1991
    ---------------                    ------------------               ---- ---- ----
Canada.................. Farm and construction equipment for 1991, exhaust and ride control systems, natural gas,
                         paperboard products, molded and pressed pulp
                         goods, corrugated boxes                        $ 68 $ 65 $313
European Community...... Navigation aids, farm and construction equipment for 1991, molded and pressed
                         pulp goods, paperboard products                  44   58  105
Other Foreign........... Farm and construction equipment for 1991, ride control systems, molded and pressed
                         pulp goods, paperboard products,
                         corrugated boxes                                 79   70  183
                                                                        ---- ---- ----
 Total Export Sales.....                                                $191 $193 $601
                                                                        ==== ==== ====

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                                     (MILLIONS)
                          -----------------------------------------------------------------
                                      GEOGRAPHIC AREA
                          ----------------------------------------
                                                                    RECLASS.
                           UNITED             EUROPEAN    OTHER        AND
                          STATES(C) CANADA(C) COMMUNITY FOREIGN(C) ELIMINATION CONSOLIDATED
                          --------- --------- --------- ---------- ----------- ------------
AT DECEMBER 31, 1993,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues:
 External(a)............   $7,812     $ 74     $2,095      $381       $ --       $10,362
 Intergeographic
  area(b)...............       31       40         98        27       (196)           --
                           ------     ----     ------      ----       ----       -------
 Total..................    7,843      114      2,193       408       (196)       10,362
                           ======     ====     ======      ====       ====       =======
Operating profit........    1,118       14        155        74         --         1,361
General corporate
 expenses...............      (45)      --         (3)       (1)        --           (49)
                           ------     ----     ------      ----       ----       -------
Income before interest
 expense and income
 taxes..................    1,073       14        152        73         --         1,312
                           ======     ====     ======      ====       ====       =======
Identifiable assets.....    9,540       71      2,085       439        (41)       12,094
Investment in affiliated
 companies..............      339       --         32        39         --           410
                           ------     ----     ------      ----       ----       -------
 Total assets...........    9,879       71      2,117       478        (41)       12,504
                           ======     ====     ======      ====       ====       =======
AT DECEMBER 31, 1992,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues:
 External(a)............   $7,458     $ 65     $2,511      $350       $ --       $10,384
 Intergeographic
  area(b)...............       22       38        108        27       (195)           --
                           ------     ----     ------      ----       ----       -------
 Total..................    7,480      103      2,619       377       (195)       10,384
                           ======     ====     ======      ====       ====       =======
Operating profit (loss).    1,208        4       (130)       18         --         1,100
General corporate
 expenses...............      (43)      --         (4)       (1)        --           (48)
                           ------     ----     ------      ----       ----       -------
Income (loss) before
 interest expense and
 income taxes...........    1,165        4       (134)       17         --         1,052
                           ======     ====     ======      ====       ====       =======
Identifiable assets.....   10,159      109      2,335       362        (50)       12,915
Investment in affiliated
 companies..............      321       --         22        78         --           421
                           ------     ----     ------      ----       ----       -------
 Total assets...........   10,480      109      2,357       440        (50)       13,336
                           ======     ====     ======      ====       ====       =======
AT DECEMBER 31, 1991,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues:
 External(a)............   $9,393     $586     $2,163      $436       $ --       $12,578
 Intergeographic
  area(b)...............      361       52         72        29       (514)           --
                           ------     ----     ------      ----       ----       -------
 Total..................    9,754      638      2,235       465       (514)       12,578
                           ======     ====     ======      ====       ====       =======
Operating profit (loss).      552      (23)      (299)       22         --           252
General corporate
 expenses...............      (99)      (1)        (5)       (1)        --          (106)
                           ------     ----     ------      ----       ----       -------
Income (loss) before
 interest expense and
 income taxes...........      453      (24)      (304)       21         --           146
                           ======     ====     ======      ====       ====       =======
Identifiable assets.....   10,247      160      2,941       383        (39)       13,692
Investment in affiliated
 companies..............      278       --         13        54         --           345
Identifiable assets
 related to the
 discontinued operations
 of minerals and pulp
 chemicals..............      449      218         --        --         --           667
                           ------     ----     ------      ----       ----       -------
 Total assets...........   10,974      378      2,954       437        (39)       14,704
                           ======     ====     ======      ====       ====       =======

(See notes on the previous page.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

(14) COMMITMENTS AND CONTINGENCIES

 Capital Commitments

  Tennessee estimates that expenditures aggregating $600 million will be required after December 31, 1993, to complete facilities and projects authorized at such date, and substantial commitments have been made in connection therewith.

 Purchase Obligations

  In connection with the financing commitments of certain joint ventures, Tennessee has entered into unconditional purchase obligations for products and services of $197 million ($152 million on a present value basis). Tennessee's annual obligations under these agreements are $26 million for 1994 and 1995, $25 million for 1996, $23 million for 1997 and $22 million for 1998. Payments under such obligations, including additional purchases in excess of contractual obligations, were $31 million, $33 million and $35 million for the years 1993, 1992 and 1991, respectively. In addition, in connection with the Great Plains coal gasification project (Dakota Gasification Company), Tennessee has contracted to purchase 30% of the output of the plant's original design capacity for a remaining period of 16 years.

 Lease Commitments

  Tennessee holds certain of its facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are $161 million, $150 million, $129 million, $125 million and $123 million for the years 1994, 1995, 1996, 1997 and 1998, respectively, and $1,151 million for subsequent years. Of these amounts, $78 million for each of the years 1994, 1995 and 1996, $81 million for 1997, $89 million for 1998 and $872 million for subsequent years are lease payment commitments to GECC, John Hancock and Metropolitan Life for assets purchased from Georgia-Pacific in January 1991 and leased to Tennessee. Commitments under capital leases were not significant to the accompanying financial statements. Total rental expense for continuing operations for the years 1993, 1992 and 1991, was $183 million, $186 million and $210 million, respectively, including minimum rentals under non-cancelable operating leases of $175 million, $177 million and $197 million for the corresponding periods.

 Litigation

  On November 19, 1993, the Supreme Court of the State of Louisiana denied a writ of certiorari which had the effect of affirming the decision of the Louisiana Court of Appeals holding in the case of Louisiana Intrastate Gas Corporation v. Martin Intrastate Gas Company, originally brought in the 22nd Judicial District Court for St. Tammany Parish, Louisiana, on October 25, 1991. The case involved a dispute between Louisiana Intrastate Gas Corporation ("LIG") and Martin Intrastate Gas Company ("Martin Intrastate"), of which Kenneth G. Martin is President, as to the nature and extent of Martin Intrastate's right to compel LIG to purchase natural gas under a 1978 gas purchase contract entered into by another affiliate of Kenneth G. Martin which subsequently filed for bankruptcy. The seller's rights under the contract were later purportedly assigned to Martin Intrastate. The original party seller was Martin Exploration Company, now a subsidiary of the Company. Tennessee's involvement in the case arose from Tenneco Inc.'s agreement to retain certain LIG liabilities in connection with its sale of LIG in 1989.

  In essence, Martin Intrastate originally claimed that it had been validly assigned all of seller's rights under the contract, that the contract was "statewide," covering all available gas that Martin Intrastate owned, controlled or had the right to sell, for its own account or for the account of others, and that the contract provided for a purchase price of about six times the current wellhead price.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  The Louisiana Court of Appeals held that Martin Exploration Company, the Company's subsidiary, holds the rights to sell gas to LIG under the "statewide" gas purchase contract. As a result of the denial of writ, the decision of the Louisiana Court of Appeals is final and nonappealable, and the case has been concluded without a material adverse effect on the financial condition or results of operations of Tennessee Gas Pipeline Company and its consolidated subsidiaries.

  Tennessee Gas Pipeline Company and its subsidiaries are parties to numerous other legal proceedings arising from their operations. Tennessee Gas Pipeline Company believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tennessee Gas Pipeline Company and its consolidated subsidiaries.

 Environmental Matters

  In 1988, the Company initiated an internal project to identify and deal with the presence of polychlorinated biphenyls (PCBs) at compressor stations operated by both its interstate and intrastate natural gas pipeline systems. This situation arose as a result of the use of a PCB-containing lubricant, purchased between 1953 and the early 1970's, in air compressors which are used to start the main gas compressor engines (lubricants containing PCBs were not used in the main gas compressor engines themselves). The project was subsequently expanded to include a full screening for the presence of other substances included on the U.S. Environmental Protection Agency List of Hazardous Substances. The Company conducted the project with frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, in order to assure that site characterization efforts met regulatory requirements.

  At the conclusion of a comprehensive study to estimate remediation costs for its compressor sites and all other sites on the Company's interstate and intrastate pipeline systems at which listed substances had been identified, Tennessee recorded a reserve of $260 million for estimated future environmental expenses including: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through December 31, 1993, Tennessee has charged $64 million against this environmental reserve. Based upon the Company's continuing evaluation and experience to date, Tennessee believes the amount of the reserve is still appropriate. Of the remaining reserve, $41 million has been recorded on the balance sheet under "Payables-Trade" and $155 million under "Deferred Credits and Other Liabilities."

  Tennessee believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered through rates charged to customers of its natural gas pipelines. The estimated costs expected to be recovered, amounting to $230 million, were recorded in 1991 as an asset ($30 million in "Current Assets" and $200 million in "Investments and Other Assets"). The estimated unrecoverable portion, amounting to $30 million, was charged against income and reflected in "Operating expenses" in 1991. The Company is currently recovering environmental expenses annually in its rates. A significant portion of these expenses remains subject to review and refund in the Company's pending rate case. As of December 31, 1993, the asset balance is $167 million ($37 million in "Current Assets" and $130 million in "Investments and Other Assets").

  Tennessee believes that its liability insurance policies in effect during the period in which the environmental issues occurred provide coverage for remediation costs and related claims. In 1991, the Company commenced litigation in a Louisiana state court against 26 of its insurance carriers during this period, seeking recovery of losses which the Company incurred. The issues in dispute involve determining: 1) whether the presence of PCBs and other substances at each compressor station constituted a separate occurrence for purposes of the per-occurrence limits of the policies, 2) the applicability of the pollution

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES exclusions in certain policies issued after 1971, 3) the applicability of provisions which exclude the environmental impacts located solely on the insured's property, 4) whether the term "property damage" in the policies will cover the cost of compliance with governmental clean-up directives, 5) the allocation of costs to the various policies in effect during the period the environmental impact occurred, 6) the applicability of provisions excluding pollution that is "expected or intended" and 7) the adequacy of notice of claims to insurance carriers. This environmental insurance coverage litigation remains pending. Tennessee has completed settlements with five of the defendants' carriers and believes that the likelihood of recovery against the remaining defendant carriers is reasonably possible. While it believes its legal position to be meritorious, Tennessee has not adjusted its environmental reserve to reflect any insurance recoveries.

  Tennessee has identified other sites in its various operating divisions where environmental remediation expense may be required should there be a change in ownership, operations or applicable regulations. These possibilities cannot be predicted or quantified at this time and accordingly, no provision has been recorded. However, provisions have been made for all instances where it has been determined that the incurrence of any material remedial expense is reasonably possible.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

(15) SUMMARIZED FINANCIAL INFORMATION OF TENNESSEE'S FINANCE SUBSIDIARIES

  Summarized financial information of Tennessee's finance subsidiaries at December 31, 1993, 1992 and 1991, and for the years then ended is as follows:

                                                                  (MILLIONS)
                                                               -----------------
                                                               1993 1992   1991
                                                               ---- ----  ------
     Notes and accounts receivable (net)...................... $455 $937  $1,281
     Other current assets.....................................    3   21      13
     Long-term receivables (net)..............................   75   97     126
     Non-current assets.......................................    5    6       8
     Short-term debt..........................................  235  685   1,026
     Long-term debt...........................................  130  171     144
     Other liabilities........................................   15   38      63
     Equity in net assets.....................................  158  167     195
     Interest and other income................................   71  145     399
     Interest, taxes and other expenses.......................   66  134     342
     Cumulative effect of change in accounting principle......   --   (1)     --
     Net income...............................................    5   10      57
     Dividends paid to Tennessee..............................   --   --      16

  In 1991, two finance subsidiaries, Case Finance Company and Tenneco Credit Canada Corp., were sold to Tenneco Inc. Reference is made to Note 4 for information regarding this sale.

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           (MILLIONS)
                         ---------------------------------------------------------------------------------
                                    INCOME                                              CUMULATIVE
                                    BEFORE                                               EFFECT OF
                                   INTEREST                  INCOME FROM                CHANGES IN
                         NET SALES EXPENSE     INCOME (LOSS) DISCONTINUED               ACCOUNTING
                            AND      AND           FROM      OPERATIONS,  EXTRAORDINARY PRINCIPLES,  NET
                         OPERATING  INCOME      CONTINUING      NET OF    LOSS, NET OF    NET OF    INCOME
        QUARTER          REVENUES   TAXES       OPERATIONS    INCOME TAX   INCOME TAX   INCOME TAX  (LOSS)
        -------          --------- --------    ------------- ------------ ------------- ----------- ------
1993
  1st...................  $ 2,623   $  334         $148          $--          $ --         $  --    $ 148
  2nd...................    2,657      295          137           --           (22)           --      115
  3rd...................    2,519      324          177           --            (2)           --      175
  4th...................    2,563      359 (a)      231 (a)       --            --            --      231 (a)
                          -------   ------         ----          ---          ----         -----    -----
                          $10,362   $1,312         $693          $--          $(24)        $  --    $ 669
                          =======   ======         ====          ===          ====         =====    =====
1992
  1st...................  $ 2,525   $  317         $151          $ 3          $ --         $(436)   $(282)
  2nd...................    2,681      340          116           78            --            --      194
  3rd...................    2,572      287          145           --            --            --      145
  4th...................    2,606      108 (b)      (55)(b)       --            (9)           --      (64)(b)
                          -------   ------         ----          ---          ----         -----    -----
                          $10,384   $1,052         $357          $81          $ (9)        $(436)   $  (7)
                          =======   ======         ====          ===          ====         =====    =====

- --------
(a) Includes a reduction of the restructuring charge of $62 million (before and after tax) resulting from a reallocation of the estimated restructuring charge recorded in 1992. Reference is made to Note 2, "Restructuring Costs," for further information.
(b) Includes a pre-tax restructuring charge of $241 million ($240 million after tax). Reference is made to Note 2, "Restructuring Costs," for further information.

      (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There has been no change in accountants during 1993 or 1992, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which is required to be reported pursuant to this Item 9.

                                    PART III

  Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management", and Item 13, "Certain Relationships and Related Transactions", have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction J to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM8-K.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

  See "Index to Financial Statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data".

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

                                                                           PAGE
                                                                           ----
Tennessee Gas Pipeline Company--
  Statements of income (loss) for the three years ended December 31, 1993.  55
  Statements of cash flows for the three years ended December 31, 1993....  56
  Balance Sheets--December 31, 1993 and 1992..............................  57
  Notes to financial statements...........................................  59
Schedules of Tennessee Gas Pipeline Company and Consolidated
 Subsidiaries--
  Schedule II--Amounts receivable from related parties and underwriters, promoters and employees other than related parties--three years ended
   December 31, 1993......................................................  60
  Schedule V--Plant, property and equipment--three years ended December
   31, 1993...............................................................  61
  Schedule VI--Accumulated depreciation, depletion and amortization of plant, property and equipment--three years ended December 31, 1993.....  62
  Schedule VIII--Valuation and qualifying accounts--three years ended
   December 31, 1993......................................................  63
  Schedule IX--Short-term borrowings--three years ended December 31, 1993.  64
  Schedule X--Supplementary income statement information--three years ended
   December 31, 1993......................................................  65

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

    Schedule I--Marketable securities--Other investments
    Schedule III--Condensed financial information of registrant
    Schedule IV--Indebtedness of and to related parties--Not current
    Schedule VII--Guarantees of securities of other companies
    Schedule XI--Real estate and accumulated depreciation
    Schedule XII--Mortgage loans on real estate
    Schedule XIII--Other investments
    Schedule XIV--Supplemental Information Concerning Property--Casualty Insurance Operations

                         TENNESSEE GAS PIPELINE COMPANY

                          STATEMENTS OF INCOME (LOSS)

                                                             (MILLIONS)
                                                        YEARS ENDED DECEMBER
                                                                31,
                                                        ----------------------
                                                         1993    1992    1991
                                                        ------  ------  ------
Revenues:
  Net sales and operating revenues--
    Natural gas pipelines.............................. $1,212  $1,104  $  982
    Automotive parts...................................    575     552     485
                                                        ------  ------  ------
                                                         1,787   1,656   1,467
  Gain on sale of investments and other assets.........     11      --     285
  Other income, net....................................     90      81     106
                                                        ------  ------  ------
                                                         1,888   1,737   1,858
                                                        ------  ------  ------
Costs and Expenses:
  Costs of sales (exclusive of depreciation shown
   below)..............................................    378     370     347
  Operating expenses...................................    689     592     563
  Selling, general and administrative..................    223     209     230
  Depreciation and amortization........................    174     155     138
  Interest expense (net of interest capitalized).......    250     291     297
                                                        ------  ------  ------
                                                         1,714   1,617   1,575
                                                        ------  ------  ------
Income From Continuing Operations Before Income Tax
 Expense (Benefit) and Equity in Net Income From
 Continuing Operations of Affiliated Companies.........    174     120     283
                                                        ------  ------  ------
Income Tax Expense (Benefit):
  Current..............................................     51      54      98
  Deferred.............................................      7     (10)     14
                                                        ------  ------  ------
                                                            58      44     112
                                                        ------  ------  ------
Equity in Net Income (Loss) From Continuing Operations
 of Affiliated Companies...............................    577     281    (491)
                                                        ------  ------  ------
Income (Loss) From Continuing Operations...............    693     357    (320)
Income (Loss) From Discontinued Operations, Net of
 Income Tax............................................     --      81     (22)
                                                        ------  ------  ------
Income (Loss) Before Extraordinary Loss................    693     438    (342)
Extraordinary Loss, Net of Income Tax..................    (24)     (9)     --
                                                        ------  ------  ------
Income (Loss) Before Cumulative Effect of Changes in
 Accounting Principles.................................    669     429    (342)
Cumulative Effect of Changes in Accounting Principles,
 Net of Income Tax.....................................     --    (436)     --
                                                        ------  ------  ------
Net Income (Loss)...................................... $  669  $   (7) $ (342)
                                                        ======  ======  ======


 (The accompanying notes to financial statements are an integral part of these statements of income (loss).)

                         TENNESSEE GAS PIPELINE COMPANY

                            STATEMENTS OF CASH FLOWS

                                                              (MILLIONS)
                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                           -------------------
                                                           1993   1992   1991
                                                           -----  -----  -----
Operating Activities:
  Income (loss) from continuing operations................ $ 693  $ 357  $(320)
  Adjustments to reconcile income (loss) from continuing
   operations to net cash provided (used) by operating
   activities--
    Depreciation and amortization.........................   174    155    138
    Deferred income taxes.................................     7    (10)    14
    Undistributed earnings of affiliated companies........  (545)   (49)   493
    Gain on sale of investments and other assets..........   (11)    --   (285)
    Changes in components of working capital:
      (Increase) decrease in receivables..................   919    327    (85)
      (Increase) decrease in inventories..................    (9)    (1)     1
      (Increase) decrease in prepayments and other current
       assets.............................................    14     49    (39)
      Increase (decrease) in payables.....................  (258)  (337)   193
      Increase (decrease) in taxes accrued................    37     21     --
      Increase (decrease) in interest accrued.............   (21)    (6)     2
      Increase (decrease) in natural gas pipeline revenue
       reservation........................................   141    150     (7)
      Increase (decrease) in other current liabilities....   (60)   130     99
    Take-or-pay (refunds to customers) recoupments, net...   (34)    92    127
    Other.................................................   (59)  (115)   (27)
                                                           -----  -----  -----
Net Cash Provided (Used) by Operating Activities..........   988    763    304
                                                           -----  -----  -----
Investing Activities:
  Proceeds from sale of investments and other assets......    12     --    386
  Expenditures for plant, property and equipment..........  (174)  (261)  (286)
  Acquisitions of businesses..............................   (10)   (10)    --
  Investments and other...................................  (161)  (425)   (23)
                                                           -----  -----  -----
Net Cash Provided (Used) by Investing Activities..........  (333)  (696)    77
                                                           -----  -----  -----
Financing Activities:
  Capital contribution from Tenneco Inc...................    --    100     --
  Retirement of long-term debt............................  (795)  (628)   (30)
  Net increase (decrease) in short-term debt excluding
   current maturities on long-term debt...................   (76)   152   (130)
  Net increase (decrease) in noninterest-bearing advances
   from affiliated companies..............................   213    387   (221)
  Dividends...............................................    --    (75)    --
                                                           -----  -----  -----
Net Cash Provided (Used) by Financing Activities..........  (658)   (64)  (381)
                                                           -----  -----  -----
Increase (Decrease) in Cash and Temporary Cash
 Investments..............................................    (3)     3     --
Cash and Temporary Cash Investments, January 1............     3     --     --
                                                           -----  -----  -----
Cash and Temporary Cash Investments, December 31.......... $  --  $   3  $  --
                                                           =====  =====  =====
Cash Paid During the Year for Interest.................... $ 271  $ 297  $ 294
Cash Paid During the Year for Income Taxes (net of
 refunds)................................................. $  15  $  46  $ 117

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

                         TENNESSEE GAS PIPELINE COMPANY

                                 BALANCE SHEETS

                                                                 (MILLIONS)
                                                                DECEMBER 31,
                                                               ----------------
                            ASSETS                              1993     1992
                            ------                             -------  -------
Current Assets:
 Cash and temporary cash investments.......................... $    --  $     3
 Receivables--
  Customers...................................................      37      128
  Affiliated companies........................................     156      159
  Gas transportation and exchange.............................     199      310
  Other.......................................................      31       51
  Allowance for doubtful accounts.............................     (21)     (11)
 Interest-bearing note receivable from Tenneco Inc............     203      919
 Inventories--
  Raw materials, work in process and finished products........      45       33
  Materials and supplies......................................      20       23
 Gas stored underground.......................................      41       60
 Prepayments and other........................................      91       65
                                                               -------  -------
                                                                   802    1,740
                                                               -------  -------
Investments and Other Assets:
 Investment in affiliated companies...........................  11,234   10,555
 Other........................................................     367      331
                                                               -------  -------
                                                                11,601   10,886
                                                               -------  -------
Plant, Property and Equipment, at cost:
 Natural gas pipelines........................................   4,751    4,631
 Automotive parts.............................................     291      280
                                                               -------  -------
                                                                 5,042    4,911
 Less--Reserves for depreciation and amortization.............   3,154    3,059
                                                               -------  -------
                                                                 1,888    1,852
                                                               -------  -------
                                                               $14,291  $14,478
                                                               =======  =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

                         TENNESSEE GAS PIPELINE COMPANY

                                 BALANCE SHEETS

                                                                (MILLIONS)
                                                               DECEMBER 31,
                                                              ----------------
            LIABILITIES AND STOCKHOLDER'S EQUITY               1993     1992
            ------------------------------------              -------  -------
Current Liabilities:
 Current maturities on long-term debt........................ $    --  $    53
 Noninterest-bearing subordinated demand note payable to
  Tenneco Corporation........................................   4,618    4,694
 Payables--
  Trade and other............................................     159      216
  Affiliated companies.......................................      53      127
  Gas transportation and exchange............................     106      209
 Taxes accrued--
  Current....................................................      93       45
  Deferred...................................................      14       20
 Interest accrued............................................      40       60
 Natural gas pipeline revenue reservation....................     290      150
 Other.......................................................     143      256
                                                              -------  -------
                                                                5,516    5,830
                                                              -------  -------
Long-term Debt...............................................     983    1,685
                                                              -------  -------
Non-interest bearing Advances from Affiliated Companies......     855      642
                                                              -------  -------
Deferred Income Taxes........................................     363      355
                                                              -------  -------
Deferred Credits and Other Liabilities.......................     228      210
                                                              -------  -------
Commitments and Contingencies
Stockholder's Equity:
 Common stock, par value $5 per share, authorized, issued and
  outstanding 200 shares.....................................      --       --
 Premium on common stock and other capital surplus...........   3,494    3,494
 Cumulative translation adjustments..........................    (297)    (218)
 Retained earnings...........................................   3,149    2,480
                                                              -------  -------
                                                                6,346    5,756
                                                              -------  -------
                                                              $14,291  $14,478
                                                              =======  =======


 (The accompanying notes to financial statements are an integral part of these balance sheets.)

                         TENNESSEE GAS PIPELINE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

 Accounting Policies

  The financial statements of Tennessee Gas Pipeline Company should be read in conjunction with the financial statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries presented in this document.

  Tennessee Gas Pipeline Company charged corporate overhead expenses to its subsidiaries in the amount of $36 million, $35 million and $88 million for the years 1993, 1992 and 1991, respectively.

  Majority-owned subsidiaries and companies in which at least a 20% voting interest is owned are carried at cost plus equity in undistributed earnings since date of acquisition and cumulative translation adjustments. At December 31, 1993, equity in undistributed earnings and cumulative translation adjustments amounted to $1,294 million and $(274) million, respectively; at December 31, 1992, the corresponding amounts were $863 million and $(194) million, respectively.

  Dividends received from companies accounted for on an equity basis amounted to $32 million, $232 million and $2 million for the years 1993, 1992 and 1991, respectively.

 Income Taxes

  Tennessee Gas Pipeline Company's pre-tax earnings from continuing operations (excluding equity in net income (loss) from continuing operations of affiliated companies) for the years 1993, 1992 and 1991 are principally domestic. The differences between the U.S. income tax expense, reflected in the Statements of Income (Loss), of $58 million, $44 million and $112 million for the years 1993, 1992 and 1991 and the income tax expense (benefit) computed at the U.S. federal income tax rate of $263 million, $136 million and $(71) million, respectively, consisted principally of the tax effect of equity in net income from continuing operations of affiliated companies.

 Long-Term Debt and Current Maturities

  The aggregate maturities and sinking fund requirements applicable to the long-term debt issues outstanding at December 31, 1993, are $0, $242 million, $250 million, $325 million and $0 for 1994, 1995, 1996, 1997 and 1998, respectively.

 Financial Instruments

  Tennessee Gas Pipeline Company has agreed to cause and enable Newport News Shipbuilding and Dry Dock Company (a wholly-owned subsidiary) to perform its covenants and agreements under certain major shipbuilding contracts.

  Tennessee Gas Pipeline Company has guaranteed the performance of certain affiliates pursuant to arrangements under which receivables are factored on a nonrecourse basis with Tenneco Credit Corporation and Tenneco Credit Canada Corporation.

      (The preceding notes are an integral part of the foregoing financial statements.)

                                                                     SCHEDULE II

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

            SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                     UNDERWRITERS, PROMOTERS AND EMPLOYEES
                           OTHER THAN RELATED PARTIES
                                  (THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

              COLUMN A                COLUMN B  COLUMN C   COLUMN D   COLUMN E
- -------------------------------------------------------------------------------
                                     BALANCE AT                      BALANCE AT
                                     BEGINNING                         END OF
       NAME OF DEBTOR (NOTE)          OF YEAR   ADDITIONS DEDUCTIONS    YEAR
- -------------------------------------------------------------------------------
Year Ended December 31, 1993
  Short-term notes receivable--
    Loans to employees of Albright &
     Wilson Ltd.....................   $2,624    $  172     $1,660     $1,136
    Loans to employees of J.I. Case
     Europe Ltd.....................      151       136        287         --
    Loan to employee of Dixie
     Container Corporation..........       98        --         98         --
                                       ------    ------     ------     ------
                                       $2,873    $  308     $2,045     $1,136
                                       ======    ======     ======     ======
Year Ended December 31, 1992
  Short-term notes receivable--
    Loans to employees of Albright &
     Wilson Ltd.....................   $4,048    $  161     $1,585     $2,624
    Loans to employees of J.I. Case
     Europe Ltd.....................      299        --        148        151
    Loan to employee of Dixie
     Container Corporation..........       98        --         --         98
                                       ------    ------     ------     ------
                                       $4,445    $  161     $1,733     $2,873
                                       ======    ======     ======     ======
Year Ended December 31, 1991
  Short-term notes receivable--
    Loans to employees of Albright &
     Wilson Ltd.....................   $3,482    $2,473     $1,907     $4,048
    Loan to employee of Case
     Corporation....................      100        --        100         --
    Loans to employees of J.I. Case
     Europe Ltd.....................      116       187          4        299
    Loan to employee of Dixie
     Container Corporation..........      196        --         98         98
                                       ------    ------     ------     ------
                                       $3,894    $2,660     $2,109     $4,445
                                       ======    ======     ======     ======

- --------
NOTE: Primarily temporary noninterest-bearing home loans.

                                                                     SCHEDULE V

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

              SCHEDULE V--PLANT, PROPERTY AND EQUIPMENT (NOTE 1)
                                  (MILLIONS)

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

    COLUMN A       COLUMN B   COLUMN C COLUMN D COLUMN E       COLUMN F   COLUMN C COLUMN D  COLUMN E     COLUMN F   COLUMN C
- -----------------------------------------------------------------------------------------------------------------------------
                                                 OTHER
                                                CHANGES                                        OTHER
                                                  ADD                                       CHANGES ADD
                  BALANCE AT   ADDI-   RETIRE-  (DEDUCT)      BALANCE AT   ADDI-   RETIRE-   (DEDUCT)    BALANCE AT   ADDI-
                 DECEMBER 31,  TIONS    MENTS   (NOTES 3     DECEMBER 31,  TIONS    MENTS    (NOTES 3,  DECEMBER 31,  TIONS
 CLASSIFICATION      1990     AT COST  (NOTE 2)  AND 4)          1991     AT COST  (NOTE 2) 4, 6 AND 7)     1992     AT COST
- -----------------------------------------------------------------------------------------------------------------------------
Natural gas
pipelines.......   $ 4,817      $278     $141   $    14        $ 4,968      $251    $   54     $  17      $ 5,182      $170
Farm and
construction
equipment.......     2,118        82       53    (1,571)(5)        576         5        42      (171)         368        11
Automotive
parts...........       902        81       20      (113)(5)        850        62        12       (43)         857        92
Shipbuilding....     1,489        64       15        (2)         1,536        35        16        --        1,555        36
Packaging.......     1,224       127       27        23          1,347        97        46        --        1,398       124
Chemicals and
minerals........     1,424       217       41       (19)         1,581        84       829      (128)         708        59
Other...........       130        20        9       (21)(5)        120         2         1        20          141         1
                   -------      ----     ----   -------        -------      ----    ------     -----      -------      ----
                   $12,104      $869     $306   $(1,689)       $10,978      $536    $1,000     $(305)     $10,209      $493
                   =======      ====     ====   =======        =======      ====    ======     =====      =======      ====
    COLUMN A     COLUMN D COLUMN E   COLUMN F
- -----------------------------------------------------------------------------------------------------------------------------
                           OTHER
                          CHANGES
                            ADD
                 RETIRE-  (DEDUCT)  BALANCE AT
                  MENTS   (NOTES 3 DECEMBER 31,
 CLASSIFICATION  (NOTE 2)  AND 4)      1993
- -----------------------------------------------------------------------------------------------------------------------------
Natural gas
pipelines.......   $137     $ 31     $ 5,246
Farm and
construction
equipment.......     30       (1)        348
Automotive
parts...........     16      (23)        910
Shipbuilding....     63       (1)      1,527
Packaging.......     48       (6)      1,468
Chemicals and
minerals........      5      (23)        739
Other...........     34       (1)        107
                 -------- -------- ------------
                   $333     $(24)    $10,345
                 ======== ======== ============

- ----
NOTES:
(1) Reference is made to Note 1 to financial statements in Part II for bases of provision for depreciation and amortization.
(2) Retirements of plant by the Natural gas pipelines group are recorded at original cost, and retirements of other properties are recorded at cost.
(3) Includes acquired companies at date of acquisition (1991 includes $34 million by the Packaging group and $1 million by the Automotive parts group, 1992 includes $11 million by the Natural gas pipelines group and 1993 includes $1 million by the Automotive parts group).
(4) Includes FAS No. 52 foreign currency translation changes totaling $(24) million, $(233) million and $(64) million in 1991, 1992 and 1993, respectively.
(5) Relates primarily to the sale of Kern County Land Consolidated ($(1,680) million) to Tenneco Inc. See Note 4 to financial statements in Part II for additional information.
(6) Includes FAS No. 109 accounting principle changes of $8 million in the Farm and construction equipment group and $12 million in the Packaging group. See Note 1 to financial statements in Part II for additional information.
(7) Includes amounts charged to restructuring expense of $(104) million in the Farm and construction equipment group. See Note 2 to financial statements in Part II for additional information.

                                                                    SCHEDULE VI

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

       SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                   OF PLANT, PROPERTY AND EQUIPMENT (NOTE 1)
                                  (MILLIONS)

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

    COLUMN A       COLUMN B   COLUMN C  COLUMN D COLUMN E      COLUMN F   COLUMN C  COLUMN D COLUMN E   COLUMN F   COLUMN C
- ----------------------------------------------------------------------------------------------------------------------------
                              ADDITIONS                                   ADDITIONS           OTHER                ADDITIONS
                               CHARGED            OTHER                    CHARGED           CHANGES                CHARGED
                              TO COSTS           CHANGES                  TO COSTS             ADD                 TO COSTS
                  BALANCE AT     AND               ADD        BALANCE AT     AND             (DEDUCT)  BALANCE AT     AND
                 DECEMBER 31, EXPENSES  RETIRE-  (DEDUCT)    DECEMBER 31, EXPENSES  RETIRE-  (NOTES 2 DECEMBER 31, EXPENSES
  DESCRIPTION        1990     (NOTE 4)   MENTS   (NOTE 2)        1991     (NOTE 4)   MENTS    AND 5)      1992     (NOTE 4)
- ----------------------------------------------------------------------------------------------------------------------------
Natural gas
pipelines.......    $3,027      $134      $ 84    $   1         $3,078      $156      $ 59     $  6      $3,181      $166
Farm and
construction
equipment.......       827       117        42     (694)(3)        208        32        24      (28)        188        16
Automotive
parts...........       421        56        14      (57)(3)        406        45         9      (18)        424        49
Shipbuilding....       504        72        10       --            566        74        13       --         627        72
Packaging.......       529        68        14       (1)           582        73        12       (3)        640        77
Chemicals and
minerals........       530        63        24       (4)           565        51       220      (61)        335        33
Other...........        50         6         5       (5)(3)         46         3         1        9          57         3
                    ------      ----      ----    -----         ------      ----      ----     ----      ------      ----
                    $5,888      $516      $193    $(760)        $5,451      $434      $338     $(95)     $5,452      $416
                    ======      ====      ====    =====         ======      ====      ====     ====      ======      ====
    COLUMN A     COLUMN D COLUMN E   COLUMN F
- ----------------------------------------------------------------------------------------------------------------------------
                           OTHER
                          CHANGES
                            ADD     BALANCE AT
                 RETIRE-  (DEDUCT) DECEMBER 31,
  DESCRIPTION     MENTS   (NOTE 2)     1993
- ----------------------------------------------------------------------------------------------------------------------------
Natural gas
pipelines.......   $134     $  6      $3,219
Farm and
construction
equipment.......     18       (9)        177
Automotive
parts...........     13      (20)        440
Shipbuilding....     39       (1)        659
Packaging.......     32       (2)        683
Chemicals and
minerals........      4      (11)        353
Other...........     18       --          42
                 -------- -------- ------------
                   $258     $(37)     $5,573
                 ======== ======== ============

- ----
NOTES:
(1) Reference is made to Note 1 to financial statements in Part II for bases of provision for depreciation and amortization.
(2) Includes FAS No. 52 foreign currency translation changes totaling $(7) million, $(110) million and $(34) million in 1991, 1992 and 1993, respectively.
(3) Relates primarily to the sale of Kern County Land Consolidated ($(754) million). See Note 4 to financial statements in Part II for additional information.
(4) Includes amounts charged to discontinued operations of $24 million for 1991 and $13 million for 1992 in the Chemicals and minerals group.
(5) Includes FAS No. 109 accounting principle changes of $2 million in the Farm and construction equipment group and $2 million in the Packaging group. See Note 1 to financial statements in Part II for additional information.

                                                                   SCHEDULE VIII

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                   (MILLIONS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

          COLUMN A             COLUMN B      COLUMN C       COLUMN D  COLUMN E
- ------------------------------------------------------------------------------
                                             ADDITIONS
                                         -----------------
                                         CHARGED
                              BALANCE AT TO COSTS CHARGED             BALANCE
                              BEGINNING    AND    TO OTHER DEDUCTIONS  AT END
         DESCRIPTION           OF YEAR   EXPENSES ACCOUNTS   (NOTE)   OF YEAR
- ------------------------------------------------------------------------------
Allowance for Doubtful
 Accounts Deducted from
 Assets to Which it Applies:
  Year Ended December 31,
   1993......................    $51       $39      $ 1       $25       $66
                                 ===       ===      ===       ===       ===
  Year Ended December 31,
   1992......................    $57       $22      $ 2       $30       $51
                                 ===       ===      ===       ===       ===
  Year Ended December 31,
   1991......................    $81       $34      $ 9       $67       $57
                                 ===       ===      ===       ===       ===

- --------
NOTE: Uncollectible accounts written off, net of recoveries on accounts previously written off.

                                                                     SCHEDULE IX

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                   SCHEDULE IX--SHORT-TERM BORROWINGS (NOTE)
                                   (MILLIONS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

        COLUMN A          COLUMN B  COLUMN C  COLUMN D    COLUMN E    COLUMN F
- -------------------------------------------------------------------------------
                                    WEIGHTED   MAXIMUM     AVERAGE    WEIGHTED
                                    AVERAGE   MONTH-END   MONTH-END   AVERAGE
                                    INTEREST   AMOUNT      AMOUNT     INTEREST
                         BALANCE AT RATE AT  OUTSTANDING OUTSTANDING    RATE
 CATEGORY OF SHORT-TERM    END OF    END OF  DURING THE  DURING THE  DURING THE
       BORROWINGS           YEAR      YEAR      YEAR        YEAR        YEAR
- -------------------------------------------------------------------------------
Year Ended December 31,
 1993
  Lines of Credit.......    $ 77      7.2%       $154       $121        7.4%
  Current Maturities on
   Long-term Debt.......      44
                            ----
    Total...............    $121
                            ====
Year Ended December 31,
 1992
  Lines of Credit.......    $110      7.3%     $  622       $455        8.2%
  Current Maturities on
   Long-term Debt.......      78
  Other.................     160
                            ----
    Total...............    $348
                            ====
Year Ended December 31,
 1991
  Lines of Credit.......    $622      7.3%     $  890       $697        9.6%
  Commercial Paper......      --      --        1,165        708        8.5%
  Current Maturities on
   Long-term Debt.......     244
  Other.................     105
                            ----
    Total...............    $971
                            ====

- --------
NOTE: See Note 7 to the financial statements in Part II for additional information.

                                                                      SCHEDULE X

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                   (MILLIONS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            COLUMN A                                 COLUMN B
- --------------------------------------------------------------------------------
                                                                    CHARGED TO
                                                                    COSTS AND
                                                                     EXPENSES
                                                                  --------------
                              ITEM                                1993 1992 1991
- --------------------------------------------------------------------------------
Maintenance and repairs.......................................... $272 $274 $339
                                                                  ==== ==== ====
Taxes, other than payroll and income taxes....................... $ 91 $206 $165
                                                                  ==== ==== ====

                              REPORTS ON FORM 8-K

  During the fourth quarter of the fiscal year ended December 31, 1993, the Company did not file with the Securities and Exchange Commission any Current Reports on Form 8-K.

                                    EXHIBITS

  Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

     3(a)(1) --Copy of Amended and Restated Certificate of Incorporation as
              amended and supplemented as of November 2, 1992 (Exhibit 3(a)(1)
              to Form 10-K for the fiscal year ended December 31, 1992, File
              No. 1-4101).
    *3(a)(2) --Copy of Certificate of Ownership and Merger merging Tenneco
              Turkiye, Inc. into and with Tennessee Gas Pipeline Company dated as of February 2, 1993.
     3(b)    --Copy of By-Laws of Tennessee Gas Pipeline Company as amended
              October 2, 1989 (Exhibit 3(b) to Form 10-K for fiscal year ended
              December 31, 1992, File No. 1-4101).
     4       --Included in Exhibits 3(a) and 3(b).
     9       --None.
    10(b)(1) --Lease Agreement, Tomahawk, dated as of January 30, 1991, between
              The Connecticut National Bank, as Owner Trustee, and Packaging
              Corporation of America (Exhibit 10(b)(1) to Form 10-K of Tenneco
              Inc. for the fiscal year ended December 31, 1990, File No. 1-
              9864).
    10(b)(2) --Lease Agreement, Valdosta, dated as of January 30, 1991, between
              The Connecticut National Bank, Philip G. Kane, Jr., Frank
              McDonald, Jr., and William R. Monroe, as Owner Trustee, and
              Packaging Corporation of America (Exhibit 10(b)(2) to Form 10-K
              of Tenneco Inc. for the fiscal year ended December 31, 1990, File
              No. 1-9864).
    10(b)(3) --Timberland Lease dated January 31, 1991, by and between Four
              States Timber Venture and Packaging Corporation of America
              (Exhibit 10(b)(3) to Form 10-K of Tenneco Inc. for the fiscal year ended December 31, 1990, File No. 1-9864).
    11       --None.
    12       --None.
    13       --None.
    16       --None.
    18       --None.
    21       --None.
    22       --Omitted pursuant to the reduced disclosure format permitted by
              General Instruction J to Form 10-K.
    23       --None.
    24       --None.
    27       --None.
    28       --None.
    99       --None.

UNDERTAKING.

  The undersigned, Tennessee Gas Pipeline Company, hereby undertakes pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of Tennessee Gas Pipeline Company and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10% of the total consolidated assets of Tennessee Gas Pipeline Company and its consolidated subsidiaries.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Tennessee Gas Pipeline Company

                                                      S. D. Chesebro
                                          By___________________________________
                                                      S. D. Chesebro,
                                               President and Chief Executive
                                                          Officer

Date: March 17, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
           S. D. Chesebro                                            March 17, 1994
- ------------------------------------
           S. D. Chesebro            Principal Executive Officer
                                      and Director
         Robert T. Blakely                                           March 17, 1994
- ------------------------------------
         Robert T. Blakely           Principal Financial and
                                      Accounting Officer
            Dana G. Mead                                             March 17, 1994
- ------------------------------------
            Dana G. Mead             Director

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                          DESCRIPTION OF EXHIBITS
  -------                         -----------------------
  *3(a)(1) --Copy of Amended and Restated Certificate of Incorporation as
            amended and supplemented as of November 2, 1992 (Exhibit 3(a)(1) to
            Form 10-K for the fiscal year ended December 31, 1992, File No. 1-
            4101).
   3(a)(2) --Copy of Certificate of Ownership and Merger merging Tenneco
            Turkiye, Inc. into and with Tennessee Gas Pipeline Company dated as of February 2, 1993.
  *3(b)    --Copy of By-Laws of Tennessee Gas Pipeline Company as amended
            October 2, 1989 (Exhibit 3(b) to Form 10-K for fiscal year ended
            December 31, 1992, File No. 1-4101).
 *10(b)(1) --Lease Agreement, Tomahawk, dated as of January 30, 1991, between
            The Connecticut National Bank, as Owner Trustee, and Packaging
            Corporation of America (Exhibit 10(b)(1) to Form 10-K of Tenneco
            Inc. for the fiscal year ended December 31, 1990, File No. 1-9864).
 *10(b)(2) --Lease Agreement, Valdosta, dated as of January 30, 1991, between
            The Connecticut National Bank, Philip G. Kane, Jr., Frank McDonald,
            Jr., and William R. Monroe, as Owner Trustee, and Packaging
            Corporation of America (Exhibit 10(b)(2) to Form 10-K of Tenneco
            Inc. for the fiscal year ended December 31, 1990, File No. 1-9864).
 *10(b)(3) --Timberland Lease dated January 31, 1991, by and between Four
            States Timber Venture and Packaging Corporation of America (Exhibit
            10(b)(3) to Form 10-K of Tenneco Inc. for the fiscal year ended
            December 31, 1990, File No.1-9864).

- --------
* Exhibit incorporated by reference.