Form 10-Q
period 1994-03-31
TENNESSEE GAS PIPELINE CO
filed 1994-05-16
CIK 97142

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM  TO

                         COMMISSION FILE NUMBER 1-4101

                               ----------------

                         TENNESSEE GAS PIPELINE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               74-1056569
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


    TENNECO BUILDING, HOUSTON, TEXAS                     77002
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 757-2131

                               ----------------

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /x/ NO

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $5 per share, 200 shares as of March 31, 1994.

  TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tennessee Gas Pipeline Company and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   3
    Balance Sheets........................................................   4
    Statements of Changes in Stockholder's Equity.........................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  11
Part II--Other Information
  Item 1. Legal Proceedings...............................................  14
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................   *

- - --------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                 (MILLIONS)
                                                                THREE MONTHS
                                                                 ENDED MARCH
                                                                     31,
                                                                --------------
                                                                 1994    1993
                                                                ------  ------
Revenues:
 Net sales and operating revenues--
  Natural gas pipelines........................................ $  693  $  818
  Farm and construction equipment..............................    241     228
  Automotive parts.............................................    446     403
  Shipbuilding.................................................    403     452
  Packaging....................................................    491     504
  Chemicals....................................................    221     220
  Other........................................................     (2)     (2)
                                                                ------  ------
                                                                 2,493   2,623
 Other income--
  Interest income..............................................     55      64
  Other income, net............................................     19      10
                                                                ------  ------
                                                                 2,567   2,697
                                                                ------  ------
Costs and Expenses:
 Cost of sales (exclusive of depreciation shown below).........  1,447   1,442
 Operating expenses............................................    541     622
 Selling, general and administrative...........................    195     185
 Finance charges of Tennessee's finance subsidiaries...........      4       8
 Depreciation, depletion and amortization......................    109     106
                                                                ------  ------
                                                                 2,296   2,363
                                                                ------  ------
Income Before Interest Expense and Income Taxes................    271     334
Interest Expense (net of interest capitalized).................     65      72
                                                                ------  ------
Income Before Income Taxes.....................................    206     262
Income Tax Expense.............................................     78     114
                                                                ------  ------
Income From Operations Before Cumulative Effect of Change in
 Accounting Principle..........................................    128     148
Cumulative Effect of Change in Accounting Principle, Net of
 Income Tax....................................................    (13)     --
                                                                ------  ------
Net Income..................................................... $  115  $  148
                                                                ======  ======

 (The accompanying notes to financial statements are an integral part of these statements of income.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 (MILLIONS)
                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                               ----------------
                                                                1994     1993
                                                               -------  -------
Cash Flows from Operating Activities:
 Income from operations before cumulative effect of change in
  accounting principle.......................................    $ 128    $ 148
 Adjustments to reconcile income from operations before
  cumulative effect of change in accounting principle to cash provided (used) by continuing operations--
   Depreciation, depletion and amortization..................      109      106
   Deferred income taxes.....................................      (15)       1
   Changes in components of working capital--
    (Increase) decrease in receivables.......................     (223)     271
    (Increase) decrease in Tenneco Inc. receivables..........        5      (48)
    (Increase) decrease in inventories.......................      (80)     (46)
    (Increase) decrease in prepayments and other current
     assets..................................................       43       48
    Increase (decrease) in payables..........................      (53)    (214)
    Increase (decrease) in taxes accrued.....................       84       86
    Increase (decrease) in interest accrued..................       15       23
    Increase (decrease) in restructuring liability...........       (5)     (11)
    Increase (decrease) in natural gas pipeline revenue
     reservation.............................................       36       45
    Increase (decrease) in other current liabilities.........       48      (28)
   (Increase) decrease in long-term notes and other
    receivables..............................................        2        7
   Take-or-pay (refunds to customers) recoupments, net.......      (12)     (40)
   Other.....................................................      (14)     (15)
                                                               -------  -------
   Cash provided (used) by continuing operations.............       68      333
   Cash provided (used) by discontinued operations...........       --      (11)
                                                               -------  -------
Net Cash Provided (Used) by Operating Activities.............       68      322
                                                               -------  -------
Cash Flows from Investing Activities:
 Net proceeds (expenditures) related to the sale of
  discontinued operations....................................       (5)     (22)
 Proceeds from sale of businesses and assets.................       55        1
 Expenditures for plant, property and equipment..............      (94)     (70)
 Acquisitions of businesses..................................       --      (19)
 Investments and other.......................................       (1)     (19)
                                                               -------  -------
Net Cash Provided (Used) by Investing Activities.............      (45)    (129)
                                                               -------  -------
Cash Flows from Financing Activities:
 Retirement of long-term debt................................      (23)     (32)
 Net increase (decrease) in short-term debt excluding current
  maturities on long-term debt...............................       26     (188)
                                                               -------  -------
Net Cash Provided (Used) by Financing Activities.............        3     (220)
                                                               -------  -------
Effect of Foreign Exchange Rate Changes on Cash and Temporary
 Cash Investments............................................       --        5
                                                               -------  -------
Increase (Decrease) in Cash and Temporary Cash Investments...       26      (22)
Cash and Temporary Cash Investments, January 1...............      220      108
                                                               -------  -------
Cash and Temporary Cash Investments, March 31 (Note).........  $   246  $    86
                                                               =======  =======
Cash Paid During the Period for Interest.....................  $    54  $    58
Cash Paid During the Period for Income Taxes (net of
 refunds)....................................................  $    22  $   105

- - --------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                          (MILLIONS)
                                               MARCH 31, DECEMBER 31, MARCH 31,
                    ASSETS                       1994        1993       1993
                    ------                     --------- ------------ ---------
Current Assets:
  Cash and temporary cash investments.........  $   246    $   220     $    86
  Receivables--
    Customer notes and accounts (net).........    1,063        783       1,225
    Affiliated companies......................      533        716         346
    Gas transportation and exchange...........      303        228         285
    Other.....................................       97         88         138
  Interest-bearing notes receivable from
   Tenneco Inc................................      442        447         871
  Demand notes receivable from Tenneco Inc....      298        298         298
  Inventories.................................    1,022        932       1,081
  Deferred income taxes.......................       32         26          99
  Prepayments and other.......................      284        321         252
                                                -------    -------     -------
                                                  4,320      4,059       4,681
                                                -------    -------     -------
Investments and Other Assets:
  Investment in affiliated companies..........      420        410         429
  Other investments, at cost..................       59         60          89
  Long-term notes and other receivables (net).      202        221         211
  Notes receivable from other affiliates......    1,920      1,770       1,941
  Investment in subsidiaries in excess of net
   assets at date of acquisition, less
   amortization...............................      271        273         202
  Deferred income taxes.......................       40         38          --
  Other.......................................      853        901         777
                                                -------    -------     -------
                                                  3,765      3,673       3,649
                                                -------    -------     -------
Plant, Property and Equipment, at cost........   10,451     10,345      10,240
  Less--Reserves for depreciation, depletion
   and amortization...........................    5,686      5,573       5,509
                                                -------    -------     -------
                                                  4,765      4,772       4,731
                                                -------    -------     -------
                                                $12,850    $12,504     $13,061
                                                =======    =======     =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                          (MILLIONS)
                                               MARCH 31, DECEMBER 31, MARCH 31,
     LIABILITIES AND STOCKHOLDER'S EQUITY        1994        1993       1993
     ------------------------------------      --------- ------------ ---------
Current Liabilities:
  Short-term debt (including current
   maturities on long-term debt)..............  $   148    $   121     $   153
  Payables--
    Trade.....................................    1,016      1,005       1,034
    Affiliated companies......................      174        263         152
    Gas transportation and exchange...........      207        136         164
  Taxes accrued...............................      275        218         314
  Interest accrued............................       64         43          93
  Restructuring liability.....................       92         95         101
  Natural gas pipeline revenue reservation....      323        291         201
  Other.......................................      802        815         833
                                                -------    -------     -------
                                                  3,101      2,987       3,045
                                                -------    -------     -------
Long-term Debt................................    1,068      1,086       1,961
                                                -------    -------     -------
Deferred Income Taxes.........................    1,216      1,262       1,264
                                                -------    -------     -------
Deferred Credits and Other Liabilities........      978        823         901
                                                -------    -------     -------
Commitments and Contingencies
Stockholder's Equity:
  Common stock, par value $5 per share,
   authorized, issued and outstanding 200
   shares.....................................       --         --          --
  Premium on common stock and other capital
   surplus....................................    3,494      3,494       3,494
  Cumulative translation adjustments..........     (271)      (297)       (232)
  Retained earnings...........................    3,264      3,149       2,628
                                                -------    -------     -------
                                                  6,487      6,346       5,890
                                                -------    -------     -------
                                                $12,850    $12,504     $13,061
                                                =======    =======     =======


 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                  (UNAUDITED)

                                                   (MILLIONS EXCEPT SHARE
                                                          AMOUNTS)
                                                  THREE MONTHS ENDED MARCH
                                                             31,
                                                 ----------------------------
                                                     1994           1993
                                                 -------------  -------------
                                                 SHARES AMOUNT  SHARES AMOUNT
                                                 ------ ------  ------ ------
Common Stock:
  Balance January 1 and March 31................  200   $   --   200   $   --
                                                  ===   ------   ===   ------
Premium on Common Stock and Other Capital
 Surplus:
  Balance January 1 and March 31................         3,494          3,494
                                                        ------         ------
Cumulative Translation Adjustments:
  Balance January 1.............................          (297)          (218)
    Translation of foreign currency statements..            26            (14)
                                                        ------         ------
  Balance March 31..............................          (271)          (232)
                                                        ------         ------
Retained Earnings:
  Balance January 1.............................         3,149          2,480
    Net income..................................           115            148
                                                        ------         ------
  Balance March 31..............................         3,264          2,628
                                                        ------         ------
     Total......................................        $6,487         $5,890
                                                        ======         ======


 (The accompanying notes to financial statements are an integral part of these statements of changes in stockholder's equity.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tennessee Gas Pipeline Company (the "Company"), the accompanying unaudited financial statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries ("Tennessee") contain all adjustments necessary to present fairly the financial position as of March 31, 1994, and the results of operations; changes in stockholder's equity; and cash flows for the periods indicated.

  (2) On June 2, 1993, the Company filed a Stipulation and Agreement that resolved several significant issues in Docket No. RP91-203 and established procedures for resolving the remaining issues, including the recovery of certain environmental expenditures. The Company is currently collecting the environmental costs in its rates subject to further review in the rate case and possible refund. The Company intends to pursue full recovery of these costs. On October 29, 1993, the Federal Energy Regulatory Commission ("FERC") approved the Company's Stipulation and Agreement. On April 5, 1994, the FERC issued an Order on Rehearing which denied rehearing of the October 29, 1993, order. The Company considers the April 5, 1994, order a final order and will disburse refunds related to the period February 1, 1992, through August 31, 1993, within 60 days of that order. Refunds related to the Company's Stipulation and Agreement for the period September 1, 1993, through present will be disbursed by the Company upon receipt of a final FERC order in the Company's restructuring proceedings. The Company has recorded a liability which is adequate to cover these estimated refunds.

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

  Commencing on September 1, 1993, the Company implemented its Order No. 636 tariff and the restructuring of its transportation, storage and sales services and the implementation of various recovery mechanisms to begin recovery of certain transition costs already paid or obligated to be paid in connection with the FERC Restructuring Orders.

  The Company's Order No. 636 compliance filings request authority to: 1) recover, through a monthly surcharge, one-time gas supply realignment costs and certain related costs incurred to date over a period of up to thirty-six months, 2) direct-bill customers for unrecovered gas costs over a twelve-month period and 3) track and recover, through an annual surcharge, upstream transportation costs from customers. The filings were accepted effective September 1, 1993, and made subject to refund pending review. Hearings have been instituted to review the recovery of the gas supply realignment costs and the direct billing of unrecovered gas costs.

  The Company's filings to recover production costs related to its Bastian Bay facilities have been rejected by the FERC based on the continued use of the gas production from the field, however, the FERC recognized the ability of the Company to file for the recovery of losses upon disposition of these assets. The Company will seek appellate review of the FERC actions. The Company is confident that the Bastian Bay costs will ultimately be recovered either as transition costs directly related to Order No. 636 or through traditional rate recovery methods, and no FERC order has questioned the ultimate recoverability of these costs.

  The total amount of transition costs that will be incurred by the Company will depend upon: 1) developments in restructuring proceedings involving the Company, its customers and other affected parties, 2) the resolution of pending litigation and 3) the terms of multiple negotiations with individual suppliers. Until these issues are resolved, the Company cannot finally determine the ultimate amount of one-time transition costs or other annual costs it will incur, nor the amounts which will be recovered from customers. The Company believes that one-time transition costs will not exceed $700 million. As of March 31, 1994, the Company has deferred transition costs net of recoveries of approximately $124 million which are recoverable from its customers. The Company believes that other annual transition costs will not exceed $100 million in 1994, decreasing thereafter over the length of the contracts involved.

  The FERC Restructuring Orders will undergo judicial review, clarification and formulation of cost recovery details as the restructuring process proceeds. However, the Company believes that it is entitled to full recovery of all transition costs it will incur. Given the fact that the FERC Restructuring Orders contemplate complete recovery by pipelines of qualified transition costs, Tennessee believes that the Company's Order No. 636 restructuring (together with the Order No. 636 restructuring of Tennessee's other interstate pipelines) will not have a material adverse effect on Tennessee's consolidated financial position or results of operations.

  (3) Tennessee Gas Pipeline Company and its subsidiaries are parties to numerous legal proceedings arising from their operations. Tennessee Gas Pipeline Company believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tennessee Gas Pipeline Company and its consolidated subsidiaries.

  (4) In 1988, the Company initiated an internal project to identify and deal with the presence of polychlorinated biphenyls ("PCBs") at compressor stations operated by both its interstate and intrastate natural gas pipeline systems. This situation arose as a result of the use of a PCB-containing lubricant, purchased between 1953 and the early 1970's, in air compressors which are used to start the main gas compressor engines (lubricants containing PCBs were not used in the main gas compressor engines themselves). The project was subsequently expanded to include a screening for the presence of any substances included on the U.S. Environmental Protection Agency List of Hazardous Substances ("HS List"). The Company conducted the project with frequent contact with federal and state regulatory agencies, both through informal negotiations and formal entry of consent orders, in order to assure that site characterization efforts met regulatory requirements. As a result of its recent negotiations with federal and state regulatory agencies, the Company anticipates that it will perform further testing for and characterization of substances on the HS List, and other substances of concern to it and those agencies, at its compressor sites and other sites on its interstate pipeline systems. Due to the current uncertainty regarding the regulatory requirements for site characterization, the actual presence of such substances at the sites, and the final, site-specific clean-up decisions to be made with respect to clean-up levels and remediation technologies, the Company cannot at this time project what additional costs may result.

  In 1991, upon the conclusion of a comprehensive study to estimate remediation costs for its compressor sites and all other sites on the Company's interstate and intrastate pipeline systems at which listed substances had then been identified, Tennessee recorded a reserve of $260 million for estimated future environmental expenses including: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and
3) settlement of third party and governmental litigation, including civil penalties. Through March 31, 1994, Tennessee has charged $67 million against this environmental reserve. Of the remaining reserve, $41 million has been recorded on the balance sheet under "Payables--Trade" and $152 million under "Deferred Credits and Other Liabilities." While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon the Company's continuing evaluation and experience to date, Tennessee continues to believe that the amount of the reserve is appropriate.

  Tennessee believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered through rates charged to customers of its natural gas pipelines. The estimated costs expected to be recovered, amounting to $230 million, were recorded in 1991 as an asset ($30 million in "Current Assets" and $200 million in "Investments and Other Assets"). The estimated unrecoverable portion, amounting to $30 million, was charged against income and reflected in "Operating expenses" in 1991. The Company is currently recovering environmental expenses annually in its rates. A significant portion of these expenses remains subject to review and refund in the Company's pending rate case. As of March 31, 1994, the asset balance is $159 million ($37 million in "Current Assets" and $122 million in "Investments and Other Assets").

  Tennessee believes that its liability insurance policies in effect during the period in which the environmental issues occurred provide coverage for remediation costs and related claims. In 1991, the Company commenced litigation in a Louisiana state court against 26 of its insurance carriers during this period, seeking recovery of losses which the Company incurred. The issues in dispute involve determining: 1) whether the presence of PCBs and other substances at each compressor station constituted a separate occurrence for purposes of the per-occurrence limits of the policies; 2) the applicability of the pollution exclusions in certain policies issued after 1971; 3) the applicability of provisions which exclude the environmental impacts located solely on the insured's property; 4) whether the term "property damage" in the policies will cover the cost of compliance with governmental clean-up directives; 5) the allocation of costs to the various policies in effect during the period the environmental impact occurred; 6) the applicability of provisions excluding pollution that is "expected or intended"; and 7) the adequacy of notice of claims to insurance carriers. This environmental insurance coverage litigation remains pending. Tennessee has completed settlements with five of the defendant carriers and believes that the likelihood of recovery against the remaining defendant carriers is reasonably possible. While it believes its legal position to be meritorious, Tennessee has not adjusted its environmental reserve to reflect any insurance recoveries.

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

  (5) Effective January 1, 1994, Tennessee adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This new accounting rule requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. Tennessee recorded an after-tax charge of $13 million which was reported as a cumulative effect of change in accounting principle.

  (6) In February 1994, Tenneco Energy Resources Corporation announced the sale of original issue stock to Ruhrgas AG, resulting in dilution of Tenneco Corporation's ownership in that subsidiary from 100% to 80%. Proceeds from the sale were $47 million. The agreement provides for finalization of the transaction no later than February 1995, and the gain, if any, will not be recognized until that time. At the same time, Tenneco Gas Inc. entered into an agreement with the buyer to pursue joint opportunities in the European gas industry.

  (7) On April 26, 1994, it was announced that Tenneco Inc. and its subsidiaries ("Tenneco") intend to offer 35% of the common stock of a newly created corporation which will own its farm and construction equipment segment ("Case") through an initial public offering. After the offering, Tenneco would retain 65% of the new corporation, which would operate under the name of Case Corporation (the "new Case Corporation") as an indirect subsidiary of Tenneco Inc. Additional details of the offering are: 1) Tennessee would transfer all of its Case assets to the new Case Corporation and 2) the new Case Corporation would be financed independently of Tennessee with $2.9 billion of credit lines available to it and its finance subsidiaries to be syndicated by Chemical Bank. Proceeds from the proposed offering would be used by Tenneco to repay short-term debt, to pay taxes related to the transaction and for general corporate purposes. Proceeds from the initial public offering are dependent upon the offering price per share to be determined later. It is expected that the proposed offering would not have a material effect on the 1994 earnings of Tenneco Inc. and Consolidated Subsidiaries in the aggregate. Until Tennessee determines the number of new Case Corporation shares that it will obtain, the number of those shares to be offered for sale, and the share price, the ultimate impact on Tennessee cannot be quantified.




 (The above notes are an integral part of the foregoing financial statements.)

                         TENNESSEE GAS PIPELINE COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENT

  On April 22, 1994, Tennessee's parent, Tenneco Inc. formed a newly organized corporation to acquire the farm and construction equipment segment ("Case") of Tenneco. On April 26, 1994, a registration statement was filed with the Securities and Exchange Commission whereby Tenneco will offer for sale to the public 35% of the common stock of the new corporation through an initial public offering. Upon the successful completion of the offering, Tenneco would continue to own 65% of the new corporation, which would operate under the name Case Corporation (the "new Case Corporation").

  In connection with the offering, Tennessee will transfer all of its Case assets to the new Case Corporation. The new Case Corporation will be financed independently of Tennessee with $2.9 billion of credit lines available to the new Case Corporation and its subsidiaries to be syndicated by Chemical Bank. The proceeds from the proposed sale, which is dependent upon the offering price per share to be determined later, will be used by Tenneco to repay short-term debt, to pay taxes related to the transaction, and for general corporate purposes.

  It is expected that the proposed offering would not have a material effect on the 1994 earnings of Tenneco Inc. and Consolidated Subsidiaries in the aggregate. Until Tennessee determines the number of new Case Corporation shares that it will obtain, the number of those shares to be offered for sale, and the share price, the ultimate impact on Tennessee cannot be quantified.

THREE MONTHS RESULTS

REVENUES

  Revenues for the first quarter of 1994 were $2.49 billion, down from $2.62 billion in the first quarter of 1993. Higher revenues for farm and construction equipment (up $13 million or 6 percent), automotive parts (up $43 million or 11 percent) and chemicals (up slightly) were more than offset by lower revenues in natural gas pipelines (down $125 million or 15 percent), shipbuilding (down $49 million or 11 percent) and packaging (down $13 million or 3 percent).

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES ("OPERATING INCOME")

  Operating income for the first quarter of 1994 was $271 million, down $63 million or 19 percent, compared with $334 million for the first quarter of 1993.

  Natural gas pipelines reported first quarter operating income of $105 million compared with $121 million in the 1993 quarter. Revenues for the first quarter of 1994 decreased to $693 million compared with $818 million in the first quarter of 1993, mainly due to the year-over-year change to operating under the Federal Energy Regulatory Commission ("FERC") Order No. 636 which commenced September 1, 1993. Under the FERC Order No. 636, regulated pipeline revenues will no longer include gas sales since this business will include primarily transportation revenues, and will reflect a smoother quarterly earnings stream with the switch to a non-seasonal rate structure. This new structure eliminates the seasonal peaks in the winter and valleys in the summer. Operating income decreased primarily due to the shift to the new non-seasonal rate structure, partially offset by higher operating income resulting from the expansion into non-regulated businesses.

  In February 1994, Tenneco Energy Resources Corporation ("TERC"), a gas marketing and intrastate pipeline subsidiary, announced the sale of original issue stock to Ruhrgas AG, resulting in dilution of Tenneco Corporation's ownership in that subsidiary from 100% to 80%. Proceeds from the sale were $47 million. The agreement provides for finalization of the transaction no later than February 1995, and the gain, if any, will not be recognized until that time. At the same time, Tenneco Gas Inc. entered into an agreement with the buyer to pursue joint opportunities in the European gas industry.

  Farm and construction equipment posted a first quarter operating loss of $6 million, an improvement of $5 million over its operating loss of $11 million in the first quarter last year. First quarter revenues of $241 million were up from $228 million reported in the 1993 quarter as sales of farm and construction equipment in the international business group improved during the first quarter. Farm and construction equipment operating loss improved compared to the first quarter 1993 as a result of the higher sales volumes and lower discounts and improved pricing.

  Automotive parts reported first quarter operating income of $48 million compared with $45 million recorded in the same quarter a year ago. Revenues for the quarter totaled $446 million compared with $403 million in last year's first quarter, mainly due to higher North American original equipment sales in both the Walker exhaust and Monroe ride control segments, reflecting higher new car and truck production. Aftermarket sales of exhaust and ride control products in North America also increased due to intensive product promotions in anticipation of the peak selling season. Market share gains and improving economic conditions led to higher European aftermarket sales for the exhaust business. Operating income increased as result of the higher North American original equipment sales and the benefit of quality program initiatives, which more than offset higher distribution costs in the North American exhaust aftermarket.

  Shipbuilding reported first quarter operating income of $48 million compared with $55 million in the 1993 first quarter. Revenues decreased $49 million to $403 million in the first three months of 1994 compared with $452 million in the same period a year ago. The sale in November 1993 of the Sperry Marine business and reduced work on Navy contracts for aircraft carriers and submarines accounted for most of the decline in revenues and operating income. The backlog at the end of the first quarter of 1994 stood at $3.5 billion and included construction contracts for five LOS ANGELES class submarines and two NIMITZ class aircraft carriers, the refueling and overhaul contract on the carrier USS ENTERPRISE and a conversion contract for two fast sealift ships.

  First quarter operating income for packaging was $20 million, down from $37 million generated in the 1993 quarter. Revenues for the first three months were $491 million compared with $504 million in the same period last year. The lower operating income is primarily the result of severe winter weather in the Midwest and Northeast, as well as the California earthquake which curtailed plant operations, delayed customer shipments, increased energy and wood costs and significantly constrained consumer spending for packaged goods. Lower linerboard and specialty pricing also contributed to the operating income decline as well as the 1993 divestiture of three international aluminum packaging businesses.

  Chemicals reported first quarter 1994 operating income of $9 million down from $15 million in the same period last year. Revenues rose slightly to $221 million in the 1994 first quarter compared with $220 million in the 1993 period. During the 1994 quarter, chemicals recorded a $7 million charge to increase the efficiency of the surfactants operations and to reduce costs at the Whitehaven, U.K. site. With the exception of the surfactants business, each of the chemicals business groups posted improvements in operating income. Demand for phosphate products remained good in all major markets.

INTEREST EXPENSE

  Interest expense decreased from $73 million in the 1993 quarter to $67 million in the first quarter of 1994. The decline was primarily attributable to lower debt levels partially offset by higher interest expense for pending pipeline rate refunds. Interest capitalized increased from $1 million in the 1993 quarter to $2 million in 1994 due to higher capital expenditures.

INCOME TAXES

  Income tax expense for the first quarter of 1994 was $78 million versus $114 million reported for the first quarter of 1993. This decrease was primarily due to lower pre-tax income in 1994 and lower levels of unbenefitted European losses.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tennessee adopted Statement of Financial Accounting Standards ("FAS") No. 112, Employers' Accounting for Postemployment Benefits. This new standard was adopted using the cumulative catch-up method and requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. As a result of the adoption of this statement, the first quarter 1994 Statement of Income includes an after-tax charge of $13 million for the cumulative effect of the accounting change.

NET INCOME

  Net income for the first quarter of 1994 was $115 million compared with net income of $148 million in the 1993 first quarter. Included in the 1994 net income was income from operations before the cumulative effect of the change in accounting principle of $128 million and the charge of $13 million (net of income tax) relating to the cumulative effect of the change in accounting principle.

OTHER MATTERS

  In April 1994, Tennessee filed for FERC approval to transfer the assets of East Tennessee Natural Gas Company and Midwestern Gas Transmission Company to two separate limited partnerships. This provides Tennessee with the financial flexibility to optimize the value of these assets in the future. Tennessee also formally entered the 750-mile Argentina-to-Chile pipeline project as a 25 percent equity partner and agreed to oversee the design, construction and operation of the transmission pipeline. Tennessee will be the pipeline's technical operator upon completion of the $600 million pipeline project.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  The Company is a party in proceedings involving federal and state authorities regarding the past use by the Company of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems.

  On January 13, 1992, the United States Environmental Protection Agency ("EPA") filed an administrative complaint alleging that the Company violated the Toxic Substances Control Act between 1980 and 1990 by engaging in the unauthorized use and disposal of materials containing PCBs. The complaint addresses PCB-related activity at 26 compressor stations in five states (Alabama, Mississippi, Kentucky, Tennessee and Ohio). A civil penalty of $15,678,000 was sought. The Company and the EPA have reached a tentative oral agreement under which the Company will make a specified payment in full settlement of civil penalties under the Toxic Substances Control Act arising from the Company's prior use of PCBs at compressor stations throughout its system. This agreement covers 42 Company compressor stations in nine states and five EPA regions. The finalization of this agreement, however, has been delayed while the EPA and the Company assess the impact of the District of Columbia Court of Appeals decision in 3M Company v. Browner, which, if upheld on appeal, may limit the applicable statute of limitations. Meanwhile, the Company's negotiations with EPA to finalize an agreement on the remediation of its compressor stations in Regions IV, V, and VI are continuing on a separate track. With respect to the nine stations in Regions II and III, EPA has advised the Company that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to the Company. The Company anticipates that it will soon reach an agreement with the Pennsylvania Department of Environmental Resources ("PaDER") and will enter into a consent order on remediation at the Pennsylvania stations (under which the Company also agrees to pay a civil penalty and to make a contribution for environmental projects); meanwhile, the Company will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. Tennessee believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

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

  A criminal investigation has been initiated against Iroquois and its environmental consultant by the U.S. Attorneys' Office for the Northern District of New York in conjunction with the EPA and the Federal Bureau of Investigation ("FBI"). According to a press release issued by the FBI in June 1992, areas under investigation include possible environmental violations, wire fraud, mail fraud and providing false information or concealment of information from Federal agencies in conjunction with construction of the pipeline. To date, no criminal charges have been filed and the Assistant U.S. Attorney in charge of the investigation has stated that he is not yet ready to meet with Iroquois' attorneys to discuss the specifics of the matter.

  As a general partner, the Company's subsidiary may be jointly and severally liable with the other partners for the liabilities of Iroquois. The Company has a contract to provide gas dispatching as well as post-construction field operation and maintenance services for the operator of Iroquois, but the Company is not the operator of Iroquois and is not an affiliate of the operator. Moreover, the foregoing proceedings and investigations have not affected pipeline operations. On May 4, 1994, the Company received a subpoena from the U.S. Attorney requiring the production of Company documents relating to the operation and maintenance of the Iroquois pipeline and its right-of-way. The Company will provide documents responsive to the subpoena. Based upon information available to Tennessee at May 11, 1994 concerning the above investigations and proceedings involving Iroquois, Tennessee believes that neither the Company nor any of its subsidiaries is the target of the investigation described above and that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

 (2) Potential Superfund Liability.

  At March 31, 1994, Tennessee has been designated as a potentially responsible party in 72 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tennessee is fully indemnified by third parties. With respect to certain other sites, Tennessee has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tennessee has estimated its share of the remediation costs to be between $12.6 million and $72.25 million or 0.4% to 2.5% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tennessee's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tennessee could be required to pay in excess of its pro rata share of remediation costs. Tennessee's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tennessee's determination of its estimated liability. Tennessee does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its financial position or results of operations.

  For additional information concerning environmental matters, see Note 4 in the "Notes to Financial Statements" of Tennessee Gas Pipeline Company and Consolidated Subsidiaries.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNESSEE GAS PIPELINE COMPANY

                                                    Robert T. Blakely
                                          By __________________________________
                                                    Robert T. Blakely
                                            Senior Vice President--Principal
                                                        Financial
                                                 and Accounting Officer

Date: May 16, 1994