Form 10-Q
period 1994-06-30
TENNESSEE GAS PIPELINE CO
filed 1994-08-15
CIK 97142

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $5 per share, 200 shares as of June 30, 1994.

  TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tennessee Gas Pipeline Company and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   3
    Balance Sheets........................................................   4
    Statements of Changes in Stockholder's Equity.........................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  11
Part II--Other Information
  Item 1. Legal Proceedings...............................................  15
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

                         PART I--FINANCIAL INFORMATION

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                         (MILLIONS)
                                                 THREE MONTHS     SIX MONTHS
                                                  ENDED JUNE      ENDED JUNE
                                                      30,             30,
                                                 --------------  --------------
                                                  1994    1993    1994    1993
                                                 ------  ------  ------  ------
Revenues:
  Net sales and operating revenues--
    Natural gas pipelines......................  $  605  $  665  $1,298  $1,483
    Farm and construction equipment............     277     301     518     529
    Automotive parts...........................     506     458     938     850
    Shipbuilding...............................     464     463     867     915
    Packaging..................................     527     514   1,018   1,018
    Chemicals..................................     251     242     472     462
    Other......................................      (2)     --      (4)     (2)
                                                 ------  ------  ------  ------
                                                  2,628   2,643   5,107   5,255
  Other income--
    Interest income............................      57      60     112     124
    Other income (loss), net...................     (13)     20       6      32
                                                 ------  ------  ------  ------
                                                  2,672   2,723   5,225   5,411
                                                 ------  ------  ------  ------
Costs and Expenses:
  Cost of sales (exclusive of depreciation
   shown below)................................   1,597   1,574   3,032   3,007
  Operating expenses...........................     514     548   1,054   1,170
  Selling, general and administrative..........     194     196     386     380
  Finance charges of Tennessee's finance
   subsidiaries................................       4       5       8      13
  Depreciation, depletion and amortization.....      67     104     175     209
                                                 ------  ------  ------  ------
                                                  2,376   2,427   4,655   4,779
                                                 ------  ------  ------  ------
Income Before Interest Expense and Income
 Taxes.........................................     296     296     570     632
Interest Expense (net of interest capitalized).      68      69     133     141
                                                 ------  ------  ------  ------
Income Before Income Taxes.....................     228     227     437     491
Income Tax Expense.............................     118      91     197     205
                                                 ------  ------  ------  ------
Income From Continuing Operations..............     110     136     240     286
Income (Loss) From Discontinued Operations, Net
 of Income Tax.................................     (21)      1     (23)     (1)
                                                 ------  ------  ------  ------
Income Before Extraordinary Loss...............      89     137     217     285
Extraordinary Loss, Net of Income Tax..........      --     (22)     --     (22)
                                                 ------  ------  ------  ------
Income Before Cumulative Effect of Change in
 Accounting Principle..........................      89     115     217     263
Cumulative Effect of Change in Accounting
 Principle, Net of Income Tax..................      --      --     (13)     --
                                                 ------  ------  ------  ------
Net Income.....................................  $   89  $  115  $  204  $  263
                                                 ======  ======  ======  ======

 (The accompanying notes to financial statements are an integral part of these statements of income.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  (MILLIONS)
                                                                  SIX MONTHS
                                                                    ENDED
                                                                   JUNE 30,
                                                                ---------------
                                                                 1994     1993
                                                                -------  ------
Cash Flows from Operating Activities:
  Income from continuing operations...........................  $   240  $  286
  Adjustments to reconcile income from continuing operations to cash provided (used) by continuing operations--
    Depreciation, depletion and amortization..................      175     209
    Deferred income taxes.....................................      (11)    (14)
    Changes in components of working capital--
      (Increase) decrease in receivables......................      206     235
      (Increase) decrease in Tenneco Inc. receivables.........   (2,109)    547
      (Increase) decrease in inventories......................      (96)    (29)
      (Increase) decrease in prepayments and other current
       assets.................................................       40     (18)
      Increase (decrease) in payables.........................       83    (152)
      Increase (decrease) in taxes accrued....................        3      60
      Increase (decrease) in interest accrued.................      (19)    (19)
      Increase (decrease) in restructuring liability..........       (8)     (9)
      Increase (decrease) in natural gas pipeline revenue
       reservation............................................     (157)     75
      Increase (decrease) in other current liabilities........      109     (19)
    (Increase) decrease in long-term notes and other
     receivables..............................................        4       8
    (Increase) decrease in notes receivable from other
     affiliates...............................................    1,755      61
    Take-or-pay (refunds to customers) recoupments, net.......        4     (30)
    Other.....................................................      (49)      3
                                                                -------  ------
    Cash provided (used) by continuing operations.............      170   1,194
    Cash provided (used) by discontinued operations...........       (6)     (8)
                                                                -------  ------
Net Cash Provided (Used) by Operating Activities..............      164   1,186
                                                                -------  ------
Cash Flows from Investing Activities:
  Net proceeds (expenditures) related to the sale of
   discontinued operations....................................       (5)    (34)
  Proceeds from sale of businesses and assets.................      199      51
  Expenditures for plant, property and equipment--
    Continuing operations.....................................     (208)   (161)
    Discontinued operations...................................       --      (1)
  Acquisitions of businesses..................................       --     (21)
  Investments and other.......................................       (9)      2
                                                                -------  ------
Net Cash Provided (Used) by Investing Activities..............      (23)   (164)
                                                                -------  ------
Cash Flows from Financing Activities:
  Issuance of long-term debt..................................        2       2
  Retirement of long-term debt................................     (134)   (817)
  Net increase (decrease) in short-term debt excluding current
   maturities on long-term debt...............................      233    (178)
                                                                -------  ------
Net Cash Provided (Used) by Financing Activities..............      101    (993)
                                                                -------  ------
Effect of Foreign Exchange Rate Changes on Cash and Temporary
 Cash Investments.............................................        2       2
                                                                -------  ------
Increase (Decrease) in Cash and Temporary Cash Investments....      244      31
Cash and Temporary Cash Investments, January 1................      220     108
                                                                -------  ------
Cash and Temporary Cash Investments, June 30 (Note)...........  $   464  $  139
                                                                =======  ======
Cash Paid During the Period for Interest......................  $   160  $  174
Cash Paid During the Period for Income Taxes (net of refunds).  $   201  $  268

- --------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                           (MILLIONS)
                                                 JUNE 30, DECEMBER 31, JUNE 30,
                     ASSETS                        1994       1993       1993
                     ------                      -------- ------------ --------
Current Assets:
  Cash and temporary cash investments........... $   464    $   220    $   139
  Receivables--
    Customer notes and accounts (net)...........     694        783      1,211
    Affiliated companies........................     271        716        325
    Gas transportation and exchange.............     295        228        241
    Other.......................................     174         88         85
  Interest-bearing notes receivable from Tenneco
   Inc. ........................................   2,556        447        372
  Demand notes receivable from Tenneco Inc. ....     298        298        298
  Inventories...................................     819        932      1,032
  Deferred income taxes.........................      43         26        108
  Prepayments and other.........................     274        321        316
                                                 -------    -------    -------
                                                   5,888      4,059      4,127
                                                 -------    -------    -------
Investments and Other Assets:
  Investment in affiliated companies............     555        410        429
  Other investments, at cost....................      56         60         79
  Long-term notes and other receivables (net)...     163        221        212
  Notes receivable from other affiliates........      15      1,770      1,860
  Investment in subsidiaries in excess of net
   assets at date of acquisition, less
   amortization.................................     280        273        204
  Deferred income taxes.........................      41         38         --
  Other.........................................     778        901        758
                                                 -------    -------    -------
                                                   1,888      3,673      3,542
                                                 -------    -------    -------
Plant, Property and Equipment, at cost..........  10,212     10,345     10,184
  Less--Reserves for depreciation, depletion and
   amortization.................................   5,554      5,573      5,502
                                                 -------    -------    -------
                                                   4,658      4,772      4,682
                                                 -------    -------    -------
                                                 $12,434    $12,504    $12,351
                                                 =======    =======    =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                           (MILLIONS)
                                                 JUNE 30,  DECEMBER 31, JUNE 30,
      LIABILITIES AND STOCKHOLDER'S EQUITY         1994        1993       1993
      ------------------------------------       --------  ------------ --------
Current Liabilities:
  Short-term debt (including current maturities
   on long-term debt)........................... $   229     $   121    $   102
  Payables--
    Trade.......................................     980       1,005      1,007
    Affiliated companies........................     247         263        212
    Gas transportation and exchange.............     208         136        180
  Taxes accrued.................................     194         218        286
  Interest accrued..............................      40          43         52
  Restructuring liability.......................      13          95         84
  Natural gas pipeline revenue reservation......     118         291        231
  Other.........................................     829         815        835
                                                 -------     -------    -------
                                                   2,858       2,987      2,989
                                                 -------     -------    -------
Long-term Debt..................................     857       1,086      1,255
                                                 -------     -------    -------
Deferred Income Taxes...........................   1,233       1,262      1,252
                                                 -------     -------    -------
Deferred Credits and Other Liabilities..........     794         823        885
                                                 -------     -------    -------
Commitments and Contingencies
Stockholder's Equity:
  Common stock, par value $5 per share,
   authorized, issued and outstanding 200
   shares.......................................      --          --         --
  Premium on common stock and other capital
   surplus......................................   3,494       3,494      3,494
  Cumulative translation adjustments............    (155)       (297)      (267)
  Retained earnings.............................   3,353       3,149      2,743
                                                 -------     -------    -------
                                                   6,692       6,346      5,970
                                                 -------     -------    -------
                                                 $12,434     $12,504    $12,351
                                                 =======     =======    =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                  (UNAUDITED)

                                                    (MILLIONS EXCEPT SHARE
                                                           AMOUNTS)
                                                   SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                      1994           1993
                                                  -------------  -------------
                                                  SHARES AMOUNT  SHARES AMOUNT
                                                  ------ ------  ------ ------
Common Stock:
  Balance January 1 and June 30..................  200   $   --   200   $   --
                                                   ===   ------   ===   ------
Premium on Common Stock and Other Capital
 Surplus:
  Balance January 1 and June 30..................         3,494          3,494
                                                         ------         ------
Cumulative Translation Adjustments:
  Balance January 1..............................          (297)          (218)
    Translation of foreign currency statements...           143            (54)
    Hedges of net investment in foreign
     subsidiaries (net of income taxes)..........            (1)             5
                                                         ------         ------
  Balance June 30................................          (155)          (267)
                                                         ------         ------
Retained Earnings:
  Balance January 1..............................         3,149          2,480
    Net income...................................           204            263
                                                         ------         ------
  Balance June 30................................         3,353          2,743
                                                         ------         ------
    Total........................................        $6,692         $5,970
                                                         ======         ======


 (The accompanying notes to financial statements are an integral part of these statements of changes in stockholder's equity.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tennessee Gas Pipeline Company (the "Company"), the accompanying unaudited financial statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries ("Tennessee") contain all adjustments necessary to present fairly the financial position as of June 30, 1994, and the results of operations; changes in stockholder's equity; and cash flows for the periods indicated.

  Prior year's financial statements have been reclassified to conform to 1994 presentations.

  (2) On April 5, 1994, the Federal Energy Regulatory Commission ("FERC") issued a final order approving the Company's Stipulation and Agreement that resolved many significant issues in Docket No. RP91-203 (the Company's current rate case, which was filed in 1991) and established procedures for resolving the remaining issues, including the recovery of certain environmental expenditures discussed in Note (4) below. The Company is currently collecting the environmental costs in its rates subject to further review in the rate case and possible refund. A hearing concerning these costs is scheduled to commence no later than January 1995. The Company intends to pursue full recovery of the costs at issue in this hearing. The Company is also currently pursuing the possibility of a global settlement with its customers that would not only address recovery of the environmental costs now included in its rates, but would also establish a mechanism for recovering a substantial portion of the environmental costs discussed in Note (4) that will be expended in the future. The total amount of and timing for any recovery pursuant to such global settlement will depend upon the results of the Company's negotiations with its customers and will be subject to FERC approval. Given the current uncertainty of a possible settlement, the Company is unable to predict its timing or its impact on Tennessee's consolidated financial position or results of operations.

  Pursuant to the final FERC order, on June 3, 1994, the Company paid refunds for the period February 1, 1992, through August 31, 1993. The refunds had no material effect on reported net income. Also pursuant to the Company's Stipulation and Agreement, refunds for the period after September 1, 1993 will be paid by the Company within 60 days of receipt of a final FERC order resolving issues related to this period. The Company has recorded a liability which is adequate to cover these estimated refunds. The Stipulation and Agreement obligates the Company to file another rate case by the end of 1994.

  On April 8, 1992, the FERC issued Order No. 636 which, together with subsequently issued clarifying Order Nos. 636-A and 636-B (the "FERC Restructuring Orders"), restructured the interstate gas pipeline industry. The FERC Restructuring Orders required pipelines to: 1) "unbundle" their transportation and storage services from their sales services, 2) increase pipeline customers' flexibility to change receipt and delivery points under transportation contracts and to allow release of capacity under those contracts for use by others and 3) separate interstate pipeline gas sales organizations from interstate pipeline transportation and storage business units. Under the FERC Restructuring Orders, rates for pipeline transportation and storage generally remain subject to traditional cost-of-service regulation but under a rate design which is relatively insensitive to throughput and hence less sensitive to seasonal variation. Sales of natural gas by interstate pipelines occur pursuant to a blanket sales certificate under which price and other terms of sale are set by market forces.

  Commencing on September 1, 1993, the Company implemented its Order No. 636 tariff and the restructuring of its transportation, storage and sales services and the implementation of various recovery mechanisms to begin recovery of certain transition costs already paid or obligated to be paid in connection with the FERC Restructuring Orders.

  The Company's Order No. 636 compliance filings request authority to: 1) recover, through a monthly surcharge, one-time gas supply realignment costs and certain related costs incurred to date over a period of up to thirty-six months, 2) direct-bill customers for unrecovered purchased gas costs over a twelve-month period and 3) track and recover from customers, through an annual surcharge, upstream transportation costs which the Company is obligated to pay under existing contracts. The filings were accepted effective September 1, 1993, and made subject to refund pending review. Hearings have been instituted to review the recovery of the gas supply realignment costs and the direct billing of unrecovered purchased gas costs.

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

  The total amount of transition costs that will be incurred by the Company will depend upon: 1) developments in restructuring proceedings involving the Company, its customers and other affected parties, 2) the resolution of pending litigation and 3) the terms of multiple negotiations with individual suppliers. Until these issues are resolved, the Company cannot finally determine the ultimate amount of one-time transition costs or other annual costs it will incur, nor the amounts which will be recovered from customers. The Company believes that one-time transition costs will not exceed $700 million. As of June 30, 1994, the Company has deferred transition costs net of recoveries of approximately $135 million, which will be recovered from its customers. The Company believes that other annual transition costs, including upstream transportation costs, will not exceed $100 million in 1994, decreasing thereafter over the length of the contracts involved.

  In July 1994, the Company filed with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which will resolve, if approved, the recovery of unrecovered purchased gas costs and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in the Company's restructuring proceeding. The PGA Stipulation eliminates all challenges to the unrecovered purchased gas costs, but establishes a cap on the charges that may be imposed upon former sales customers.

  The FERC Restructuring Orders will undergo judicial review, clarification and formulation of cost recovery details as the restructuring process proceeds. However, the Company believes that it is entitled to full recovery of all transition costs it will incur. Inasmuch as the FERC Restructuring Orders contemplate complete recovery by pipelines of qualified transition costs, Tennessee believes that the Company's Order No. 636 restructuring (together with the Order No. 636 restructuring of Tennessee's other interstate pipelines) will not have a material adverse effect on Tennessee's consolidated financial position or results of operations. The Company further believes that the PGA Stipulation will not have a material effect on Tennessee's consolidated financial position or results of operations.

  (3) Tennessee Gas Pipeline Company and its subsidiaries are parties to numerous legal proceedings arising from their operations. Tennessee Gas Pipeline Company believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tennessee Gas Pipeline Company and its consolidated subsidiaries.

  (4) In 1988, the Company initiated an internal project to identify and deal with the presence of polychlorinated biphenyls ("PCBs") at compressor stations operated by both its interstate and intrastate natural gas pipeline systems. This situation arose as a result of the use of a PCB-containing lubricant, purchased between 1953 and the early 1970's, in air compressors which are used to start the main gas compressor engines (lubricants containing PCBs were not used in the main gas compressor engines themselves). The project was subsequently expanded to include a screening for the presence of any substances included on the U.S. Environmental Protection Agency ("EPA") List of Hazardous Substances ("HS List"). The Company conducted the project with frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, in order to assure that site characterization efforts met regulatory requirements.

  In 1991, upon the conclusion of a comprehensive study to estimate remediation costs for its compressor sites and all other sites on the Company's interstate and intrastate pipeline systems at which listed substances had then been identified, Tennessee recorded a reserve of $260 million for estimated future environmental expenses including: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and
3) settlement of third party and governmental litigation, including civil penalties. Through June 30, 1994, Tennessee has charged $70 million against this environmental reserve. Of the remaining reserve, $41 million has been recorded on the balance sheet under "Payables--Trade" and $149 million under "Deferred Credits and Other Liabilities."

  As a result of its recent negotiations with federal and state regulatory agencies, including the recently-executed remediation agreement with the EPA discussed in Item 1, Legal Proceedings, the Company anticipates that it will perform further testing for and characterization of substances on the HS List, and other substances of concern to it and those agencies, at its compressor sites and other sites on its interstate pipeline systems. Due to the current uncertainty regarding the regulatory requirements for site characterization, the actual presence of such substances at the sites, and the final, site-specific clean-up decisions to be made with respect to clean-up levels and remediation technologies, the Company cannot at this time project what additional costs may result.

  While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon the Company's continuing evaluation and experience to date, Tennessee continues to believe that the amount of the reserve is appropriate.

  Tennessee believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered through rates charged to customers of its natural gas pipelines. The estimated costs expected to be recovered, amounting to $230 million, were recorded in 1991 as an asset ($30 million in "Current Assets" and $200 million in "Investments and Other Assets"). The estimated unrecoverable portion, amounting to $30 million, was charged against income in 1991. The Company is currently recovering environmental expenses annually in its rates. For more information regarding recovery of environmental costs, see Note (2) above. A significant portion of these expenses remains subject to review and refund in the Company's pending rate case. As of June 30, 1994, the asset balance is $151 million ($37 million in "Current Assets" and $114 million in "Investments and Other Assets").

  Tennessee believes that its liability insurance policies in effect during the period in which the environmental issues occurred provide coverage for remediation costs and related claims. In 1991, the Company commenced litigation in a Louisiana state court against 26 of its insurance carriers during this period, seeking recovery of losses which the Company incurred. The issues in dispute involve determining: 1) whether the presence of PCBs and other substances at each compressor station constituted a separate occurrence for purposes of the per-occurrence limits of the policies; 2) the applicability of the pollution exclusions in certain policies issued after 1971; 3) the applicability of provisions which exclude the environmental impacts located solely on the insured's property; 4) whether the term "property damage" in the policies will cover the cost of compliance with governmental clean-up directives; 5) the allocation of costs to the various policies in effect during the period the environmental impact occurred; 6) the applicability of provisions excluding pollution that is "expected or intended"; and 7) the adequacy of notice of claims to insurance carriers. This environmental insurance coverage ligation remains pending. Tennessee has completed settlements with and received payment from five of the defendant carriers and believes that the likelihood of recovery against the remaining defendant carriers is reasonably possible.

  In July 1994, the Company commenced litigation in a Kentucky state court against the manufacturer of the PCB-containing lubricant used by the Company, seeking reimbursement of sums the Company has and will incur in the defense and settlement of PCB-related claims brought by state and federal agencies, private individuals, and others. The Company anticipates that the defendant will raise a variety of issues in dispute of the Company's claims.

  While Tennessee believes its legal position to be meritorious, Tennessee has not adjusted its environmental reserve to reflect any anticipated insurance recoveries or recoveries from the manufacturer of the PCB-containing lubricant.

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

  (5) In June 1994, Tenneco Inc. and its subsidiaries ("Tenneco") announced that its Tenneco Automotive subsidiary entered into an agreement in principle to sell its brakes division to an individual for approximately $39 million. The brakes division manufactures asbestos-free brake friction products for the automotive and heavy duty markets and sells a broad line of brake components and accessories. The transaction is expected to close in the third quarter of 1994. Tennessee has recorded as part of discontinued operations an after-tax loss estimated at $20 million, net of $15 million of income tax benefits, on the sale of this business.

  (6) In June 1994, Tenneco completed an initial public offering ("IPO") of approximately 29 percent of the common stock of Case Corporation, a newly organized corporation formed to acquire Tenneco's Farm and construction equipment segment ("Case"), resulting in proceeds of $382 million. Prior to the IPO, Tenneco reorganized this segment resulting in Tennessee transferring all of its Case assets to Case Corporation for consideration of common stock and cash. Tennessee recognized a pre-tax gain of $51 million on its assets sold to Case Corporation as a part of the reorganization preceding the IPO. Tennessee received proceeds of $44 million and recognized a pre-tax loss of $73 million on the sale of the portion of its Case Corporation common shares included in the IPO. The combination of the reorganization and IPO resulted in a loss of $41 million, including $19 million of income tax expense. Although Tennessee recorded a loss on these transactions, Tenneco in the aggregate recorded a gain of $1 million, net of $8 million of income tax expense.



 (The above notes are an integral part of the foregoing financial statements.)

                         TENNESSEE GAS PIPELINE COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENT

  In June 1994, Tenneco completed an initial public offering ("IPO") of approximately 29 percent of the common stock of Case Corporation, a newly organized corporation formed to acquire Tenneco's Farm and construction equipment segment ("Case"), resulting in proceeds of $382 million. Prior to the IPO, Tenneco reorganized this segment resulting in Tennessee transferring all of its Case assets to Case Corporation for consideration of common stock and cash. Tennessee recognized a pre-tax gain of $51 million on its assets sold to Case Corporation as a part of the reorganization preceding the IPO. Tennessee received proceeds of $44 million and recognized a pre-tax loss of $73 million on the sale of the portion of its Case Corporation common shares included in the IPO. The combination of the reorganization and IPO resulted in a loss of $41 million, including $19 million of income tax expense. Although Tennessee recorded a loss on these transactions, Tenneco in the aggregate recorded a gain of $1 million, net of $8 million of income tax expense.

THREE MONTH RESULTS

REVENUES

  Revenues for the second quarter of 1994 were $2.63 billion, down slightly from $2.64 billion in the second quarter of 1993. Lower revenues were reported for natural gas pipelines, where revenues decreased $60 million or 9 percent, and farm and construction equipment (down $24 million or 8%). Higher revenues were reported for automotive parts (up $48 million or 10 percent), shipbuilding (up $1 million), packaging (up $13 million or 3%), and chemicals (up $9 million or 4%).

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES ("OPERATING INCOME")

  Operating income for the second quarter of 1994 was $296 million, which was the same as in the second quarter of 1993.

  Natural gas pipelines reported operating income for the second quarter of 1994 of $89 million compared with $76 million in the 1993 second quarter. Revenues for the second quarter of 1994 decreased to $605 million compared with $665 million in the second quarter of 1993, mainly due to changes in operations under the Federal Energy Regulatory Commission ("FERC") Order No. 636 which commenced September 1, 1993. Under FERC Order No. 636, regulated pipeline revenues will no longer include gas sales since this business includes primarily transportation revenues, and will reflect a smoother quarterly earnings stream with the switch to a non-seasonal rate structure. Operating income increased primarily due to the shift to the new non-seasonal rate structure.

  Farm and construction equipment posted an operating loss for the second quarter of 1994 of $1 million, down $3 million from operating income of $2 million in the second quarter last year. Second quarter revenues of $277 million were down from $301 million reported in the 1993 quarter due to lower production volumes in Europe.

  Automotive parts reported second quarter 1994 operating income of $72 million compared with $65 million recorded in the same quarter a year ago. During the 1994 second quarter, automotive recorded a $5 million charge to reduce excess capacity. Revenues for the second quarter of 1994 totaled $506 million compared with $458 million in last year's second quarter, primarily due to higher North American original equipment sales in the Walker exhaust segment, reflecting higher new car and truck production. Aftermarket sales of ride control products in North America increased as a result of the continuing success of Monroe's new Sensa-Trac shocks and struts. Improving economic conditions in Europe led to a 14 percent increase in overall European revenues. Operating income increased as a result of the higher revenues and the benefit of quality program initiatives.

  Shipbuilding reported second quarter operating income of $53 million, which was the same as in the 1993 second quarter. Revenues increased slightly to $464 million in the second quarter of 1994 compared with $463 million in the same period a year ago. Revenue increases from higher volumes on the SEALIFT activity and carrier construction were offset by lower volumes on submarine construction contracts and the loss of revenues from the Sperry Marine business. The Sperry Marine business was sold in the fourth quarter of 1993. The backlog at the end of the second quarter of 1994 stood at $3.1 billion and included construction contracts for five LOS ANGELES class submarines, two NIMITZ class aircraft carriers, the refueling and overhaul contract on the carrier USS ENTERPRISE and a conversion contract for two fast SEALIFT ships.

  Second quarter 1994 operating income for packaging was $44 million, up from $30 million generated in the 1993 second quarter. Revenues for the second quarter of 1994 were $527 million compared with $514 million in the same period last year. The higher revenues and operating income were primarily the result of strengthening containerboard pricing due to stronger demand and productivity gains at packaging's paper mills.

  Chemicals reported second quarter 1994 operating income of $21 million up slightly from $20 million in the same period last year. Revenues increased 4 percent to $251 million in the 1994 second quarter compared with $242 million in the 1993 period. The improvements in revenues and operating income were led by higher volumes in the United Kingdom phosphates group. Phosphate products are used as additives in industrial cleansers, carbonated beverages and detergent builders.

INTEREST EXPENSE

  Interest expense decreased from $69 million in the 1993 second quarter to $68 million in the second quarter of 1994. The decline was primarily attributable to lower debt levels that resulted from scheduled long-term debt retirements.

INCOME TAXES

  Income tax expense for the second quarter of 1994 was $118 million compared with $91 million reported in the 1993 second quarter. This increase was primarily due to increased tax expense of $19 million attributable to the loss on the Case reorganization and IPO in 1994, partially offset by lower levels of unbenefitted foreign losses.

DISCONTINUED OPERATIONS

  In June 1994, Tennessee announced that its Tenneco Automotive subsidiary entered into an agreement in principle to sell its brakes division for approximately $39 million. The brakes division manufactures asbestos-free brake friction products for the automotive and heavy duty markets and sells a broad line of brake components and accessories. The transaction is expected to close in the third quarter of 1994.

  The loss from discontinued operations in the second quarter of 1994 includes the $20 million loss (net of income tax benefit of $15 million) on the sale of automotive's brakes business and a loss of $1 million (net of income tax benefit of $4 million) from operations. This compares with income of $1 million (net of income tax benefit of $2 million) in the 1993 second quarter from the brakes operations.

EXTRAORDINARY LOSS

  The second quarter 1993 extraordinary loss of $22 million was attributable to the early redemption premium on long-term debt retired with the net proceeds from the April 1993 underwritten public offering of 23.5 million shares of Tenneco Inc. common stock.

NET INCOME

  Income from continuing operations for the second quarter of 1994 was $110 million compared with income from continuing operations of $136 million in the 1993 second quarter.

  Loss from discontinued operations for the second quarter of 1994 was $21 million versus income of $1 million in the 1993 quarter. Extraordinary loss for the second quarter of 1993 was $22 million. Net income for the second quarter of 1994 was $89 million compared to net income of $115 million for the second quarter of 1993.

SIX MONTH RESULTS

REVENUES

  Net sales and operating revenues for the first six months of 1994 were $5.11 billion, down from $5.26 billion reported in 1993. Higher revenues for automotive parts (up $88 million or 10 percent) and chemicals (up $10 million or 2 percent) were offset by lower revenues for natural gas pipelines (down $185 million or 12 percent), farm and construction equipment (down $11 million or 2 percent) and shipbuilding (down $48 million or 5 percent). Revenues for packaging were unchanged.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES ("OPERATING INCOME")

  Operating income for the first six months of 1994 was $570 million compared with $632 million reported for the same period of 1993.

  Natural gas pipelines reported operating income of $194 million for the first half of 1994 compared with $197 million in the same period of 1993. Revenues decreased to $1.30 billion compared to $1.48 billion in the first six months of 1993. Farm and construction equipment reported year-to-date 1994 operating income of $55 million, up $64 million from the $9 million operating loss reported for the first half of 1993. Year-to-date revenues were $518 million, down from $529 million reported in the first half of 1993. These changes in the above divisions' revenues and operating income were due principally to the factors discussed under "Three Month Results" above.

  Automotive parts reported first half 1994 operating income of $123 million compared with $112 million recorded in the same period a year ago. Year-to-date revenues for 1994 totaled $938 million as compared with last year's reported amount of $850 million. Higher revenues were reported for both exhaust and ride control products in North American original equipment markets, buoyed by increased new car and light truck production. Overall revenues were also up in Europe due to the improving market conditions which contributed to higher operating income. The improvement in first half 1994 operating income also resulted from the higher original equipment market revenues, combined with aggressive cost management and quality program initiatives. These improvements more than offset the effects of the weaker North American exhaust aftermarket conditions.

  Shipbuilding reported first half 1994 operating income of $101 million compared with $108 million in the same period in 1993. Revenues were $867 million for the first six months of 1994 compared with $915 million in the first half of 1993. Revenue and operating income decreases resulted from lower volumes on submarine construction contracts and the loss of revenues from the Sperry Marine business. The Sperry Marine business was sold in the fourth quarter of 1993. These decreases were partially offset by increased SEALIFT volumes.

  Packaging had operating income of $64 million in the first six months of 1994 versus $67 million in the same period of the prior year. Revenues were $1.02 billion in both periods. Higher revenues and operating income due to strengthening containerboard pricing in the second quarter of 1994 were offset by lower first quarter revenues and operating income. The lower operating income in the first quarter of 1994 was primarily the result of severe winter weather and the California earthquake which curtailed plant operations and delayed customer shipments.

  First half 1994 operating income for chemicals was $30 million, down from $35 million in the same period in 1993. Revenues in the first six months of 1994 were $472 million versus $462 million in the same period of the prior year. The lower operating income was primarily the result of a $7 million charge to increase the efficiency of the surfactants operation and to reduce costs at the Whitehaven, United Kingdom site recorded in the first quarter of 1994.

INTEREST EXPENSE

  Interest expense decreased from $142 million in the first half of 1993 to $135 million in the first half of 1994 while interest capitalized increased from $1 million to $2 million in the same periods. The year-to-year change in interest expense was due to the same reason discussed under "Three Month Results" above.

INCOME TAXES

  Income tax expense for the first half of 1994 was $197 million versus $205 million in the same period of 1993. Income tax expense decreased in 1994 primarily due to lower pre-tax income and lower levels of unbenefitted foreign losses, partially offset by increased tax expense of $19 million attributable to the loss on the Case reorganization and IPO.

DISCONTINUED OPERATIONS

  Loss from discontinued operations for the first half of 1994 of $23 million included a $20 million loss (net of income tax benefit of $15 million) on the pending sale of Tenneco's brakes business and a loss of $3 million (net of income tax benefit of $4 million) from the brakes operations. Loss from discontinued operations of $1 million (net of income tax benefit of $2 million) for the first six months of 1993 reflects the loss from the brakes operations.

EXTRAORDINARY LOSS

  The extraordinary loss for the first half of 1993 was attributable to the second quarter early redemption premiums on long-term debt as discussed under "Three Month Results" above.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tennessee adopted Statement of Financial Accounting Standards ("FAS") No. 112, Employers' Accounting for Postemployment Benefits. This new standard was adopted using the cumulative catch-up method and requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. As a result of the adoption of this statement, the first half of 1994 Statement of Income includes an after-tax charge of $13 million for the cumulative effect of the accounting change.

NET INCOME

  Net income for the first half of 1994 was $204 million compared with net income of $263 million in the 1993 first half. The 1994 first half net income includes income from continuing operations of $240 million, loss from discontinued operations of $23 million and the charge of $13 million (net of income tax) relating to the cumulative effect of the change in accounting principle. The first half 1993 net income includes income from continuing operations of $286 million, loss from discontinued operations of $1 million and the extraordinary loss of $22 million.

CAPITAL EXPENDITURES

  Expenditures for plant, property and equipment from continuing operations for the first six months of 1994 were $208 million compared to $161 million for the first six months of 1993. Increased expenditures for packaging ($25 million), natural gas pipelines ($21 million), chemicals ($10 million) and farm and construction equipment ($2 million) were partially offset by declines for automotive ($6 million) and shipbuilding ($5 million).

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  The Company is a party in proceedings involving federal and state authorities regarding the past use by the Company of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems.

  On January 13, 1992, the United States Environmental Protection Agency ("EPA") filed an administrative complaint alleging that the Company violated the Toxic Substances Control Act between 1980 and 1990 by engaging in the unauthorized use and disposal of materials containing PCBs. The complaint addressed PCB-related activity at 26 compressor stations in five states (Alabama, Mississippi, Kentucky, Tennessee and Ohio). A civil penalty of $15,678,000 was sought. The Company and the EPA have executed a final settlement agreement under which the Company will pay $6.4 million to resolve all alleged civil penalties under the Toxic Substances Control Act arising from the Company's prior use of PCBs at compressor stations throughout its system. This agreement covers 42 Company compressor stations in nine states and five EPA regions. The Company's separate negotiations with the EPA on the remediation of its compressor stations in Regions IV, V, and VI are also complete, and the parties have executed a consent order governing this remediation. With respect to the nine stations in Regions II and III, the EPA has advised the Company that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to the Company. The Company anticipates that it will soon reach an agreement with the Pennsylvania Department of Environmental Resources ("PaDER") and will enter into a consent order on remediation at the Pennsylvania stations (under which the Company also agrees to pay a civil penalty and to make a contribution for environmental projects); meanwhile, the Company will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. Tennessee believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

 (2) Potential Superfund Liability.

  At June 30, 1994, Tennessee has been designated as a potentially responsible party in 74 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tennessee is fully indemnified by third parties. With respect to certain other sites, Tennessee has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tennessee has estimated its share of the remediation costs to be between $13 million and $73 million or 0.4% to 2.3% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tennessee's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tennessee could be required to pay in excess of its pro rata share of remediation costs. Tennessee's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tennessee's determination of its estimated liability. Tennessee does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its financial position or results of operations.

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

Date: August 12, 1994