Form 10-Q
period 1994-09-30
TENNESSEE GAS PIPELINE CO
filed 1994-11-10
CIK 97142

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $5 per share, 200 shares as of September 30, 1994.

  TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tennessee Gas Pipeline Company and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   3
    Balance Sheets........................................................   4
    Statements of Changes in Stockholder's Equity.........................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  12
Part II--Other Information
  Item 1. Legal Proceedings...............................................  17
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  18

- --------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                         (MILLIONS)
                                                     THREE
                                                    MONTHS
                                                     ENDED       NINE MONTHS
                                                   SEPTEMBER        ENDED
                                                      30,       SEPTEMBER 30,
                                                  ------------  --------------
                                                  1994   1993    1994    1993
                                                  -----  -----  ------  ------
Revenues:
  Net sales and operating revenues--
    Natural gas pipelines........................ $ 549  $ 690  $1,847  $2,173
    Farm and construction equipment..............    --    246     518     775
    Automotive parts.............................   478    400   1,416   1,250
    Shipbuilding.................................   424    436   1,291   1,351
    Packaging....................................   562    513   1,580   1,531
    Chemicals....................................   243    223     715     685
    Other........................................    (2)    (2)     (6)     (4)
                                                  -----  -----  ------  ------
                                                  2,254  2,506   7,361   7,761
  Other income--
    Interest income..............................    91     59     203     183
    Other income, net............................    29     71      35     103
                                                  -----  -----  ------  ------
                                                  2,374  2,636   7,599   8,047
                                                  -----  -----  ------  ------
Costs and Expenses:
  Cost of sales (exclusive of depreciation shown
   below)........................................ 1,307  1,447   4,339   4,454
  Operating expenses.............................   435    569   1,489   1,739
  Selling, general and administrative............   166    188     552     568
  Finance charges of Tennessee's finance
   subsidiaries..................................    --      4       8      17
  Depreciation, depletion and amortization.......    74    103     249     312
                                                  -----  -----  ------  ------
                                                  1,982  2,311   6,637   7,090
                                                  -----  -----  ------  ------
Income Before Interest Expense and Income Taxes..   392    325     962     957
Interest Expense (net of interest capitalized)...    67     71     200     212
                                                  -----  -----  ------  ------
Income Before Income Taxes.......................   325    254     762     745
Income Tax Expense...............................   102     76     299     281
                                                  -----  -----  ------  ------
Income From Continuing Operations................   223    178     463     464
Loss From Discontinued Operations, Net of Income
 Tax.............................................    --     (1)    (23)     (2)
                                                  -----  -----  ------  ------
Income Before Extraordinary Loss.................   223    177     440     462
Extraordinary Loss, Net of Income Tax............    --     (2)     --     (24)
                                                  -----  -----  ------  ------
Income Before Cumulative Effect of Change in
 Accounting Principle............................   223    175     440     438
Cumulative Effect of Change in Accounting
 Principle, Net of Income Tax....................    --     --     (13)     --
                                                  -----  -----  ------  ------
Net Income....................................... $ 223  $ 175  $  427  $  438
                                                  =====  =====  ======  ======

 (The accompanying notes to financial statements are an integral part of these statements of income.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 (MILLIONS)
                                                                 NINE MONTHS
                                                               ENDED SEPTEMBER
                                                                     30,
                                                               ----------------
                                                                1994     1993
                                                               -------  -------
Cash Flows from Operating Activities:
  Income from continuing operations..........................  $   463  $   464
  Adjustments to reconcile income from continuing operations to cash provided (used) by continuing operations--
    Depreciation, depletion and amortization.................      249      312
    Deferred income taxes....................................      (71)     (25)
    Changes in components of working capital--
      (Increase) decrease in receivables.....................       (3)     258
      (Increase) decrease in Tenneco Inc. receivables........   (2,067)     427
      (Increase) decrease in inventories.....................      (82)     (13)
      (Increase) decrease in prepayments and other current
       assets................................................       37       (8)
      Increase (decrease) in payables........................     (163)    (265)
      Increase (decrease) in taxes accrued...................      144      143
      Increase (decrease) in interest accrued................        4        6
      Increase (decrease) in restructuring liability.........      (10)     (19)
      Increase (decrease) in natural gas pipeline revenue
       reservation...........................................      (96)      97
      Increase (decrease) in other current liabilities.......      102      (24)
    (Increase) decrease in long-term notes and other
     receivables.............................................        4        9
    (Increase) decrease in notes receivable from other
     affiliates..............................................    1,755       41
    Take-or-pay (refunds to customers) recoupments, net......       15      (43)
    Other....................................................       13     (120)
                                                               -------  -------
    Cash provided (used) by continuing operations............      294    1,240
    Cash provided (used) by discontinued operations..........       (6)     (11)
                                                               -------  -------
Net Cash Provided (Used) by Operating Activities.............      288    1,229
                                                               -------  -------
Cash Flows from Investing Activities:
  Net proceeds (expenditures) related to the sale of
   discontinued operations...................................      (15)     (40)
  Proceeds from sale of businesses and assets................      223       94
  Expenditures for plant, property and equipment--
    Continuing operations....................................     (374)    (296)
    Discontinued operations..................................       (1)      (2)
  Acquisitions of businesses.................................       (4)     (21)
  Investments and other......................................      (49)      (8)
                                                               -------  -------
Net Cash Provided (Used) by Investing Activities.............     (220)    (273)
                                                               -------  -------
Cash Flows from Financing Activities:
  Issuance of long-term debt.................................        2        3
  Retirement of long-term debt...............................     (139)    (823)
  Net increase (decrease) in short-term debt excluding
   current maturities on long-term debt......................      249     (184)
                                                               -------  -------
Net Cash Provided (Used) by Financing Activities.............      112   (1,004)
                                                               -------  -------
Effect of Foreign Exchange Rate Changes on Cash and Temporary
 Cash Investments............................................       13        3
                                                               -------  -------
Increase (Decrease) in Cash and Temporary Cash Investments...      193      (45)
Cash and Temporary Cash Investments, January 1...............      220      108
                                                               -------  -------
Cash and Temporary Cash Investments, September 30 (Note).....  $   413  $    63
                                                               =======  =======
Cash Paid During the Period for Interest.....................  $   203  $   225
Cash Paid During the Period for Income Taxes (net of
 refunds)....................................................  $   227  $   300

- --------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                      (MILLIONS)
                                       SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                ASSETS                     1994          1993         1993
                ------                 ------------- ------------ -------------
Current Assets:
  Cash and temporary cash investments.    $   413      $   220       $    63
  Receivables--
    Customer notes and accounts (net).        694          783         1,167
    Affiliated companies..............        342          716           372
    Gas transportation and exchange...        330          228           233
    Other.............................        142           88            83
  Notes receivable from Tenneco Inc...      2,812          745           790
  Inventories.........................        812          932         1,027
  Deferred income taxes...............         90           26            74
  Prepayments and other...............        261          321           336
                                          -------      -------       -------
                                            5,896        4,059         4,145
                                          -------      -------       -------
Investments and Other Assets:
  Investment in affiliated companies..        588          410           426
  Other investments, at cost..........         54           60            47
  Long-term notes and other
   receivables (net)..................        324          221           189
  Notes receivable from other
   affiliates.........................         15        1,770         1,880
  Investment in subsidiaries in excess
   of net assets at date of
   acquisition, less amortization.....        279          273           199
  Deferred income taxes...............         54           38            37
  Other...............................        698          901           843
                                          -------      -------       -------
                                            2,012        3,673         3,621
                                          -------      -------       -------
Plant, Property and Equipment, at
 cost.................................     10,484       10,345        10,269
  Less--Reserves for depreciation,
   depletion and amortization.........      5,614        5,573         5,562
                                          -------      -------       -------
                                            4,870        4,772         4,707
                                          -------      -------       -------
                                          $12,778      $12,504       $12,473
                                          =======      =======       =======


 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                      (MILLIONS)
                                       SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
 LIABILITIES AND STOCKHOLDER'S EQUITY      1994          1993         1993
 ------------------------------------  ------------- ------------ -------------
Current Liabilities:
  Short-term debt (including current
   maturities on long-term debt)......    $   250      $   121       $   268
  Payables--
    Trade.............................        896        1,005           992
    Affiliated companies..............         84          263           128
    Gas transportation and exchange...        218          136           180
  Taxes accrued.......................        340          218           368
  Interest accrued....................         60           43            78
  Restructuring liability.............         12           95            74
  Natural gas pipeline revenue
   reservation........................        182          291           253
  Other...............................        824          815           807
                                          -------      -------       -------
                                            2,866        2,987         3,148
                                          -------      -------       -------
Long-term Debt........................        874        1,086         1,089
                                          -------      -------       -------
Deferred Income Taxes.................      1,233        1,262         1,194
                                          -------      -------       -------
Deferred Credits and Other
 Liabilities..........................        859          823           910
                                          -------      -------       -------
Commitments and Contingencies
Stockholder's Equity:
  Common stock, par value $5 per
   share, authorized, issued and
   outstanding 200 shares.............         --           --            --
  Premium on common stock and other
   capital surplus....................      3,494        3,494         3,494
  Cumulative translation adjustments..       (124)        (297)         (280)
  Retained earnings...................      3,576        3,149         2,918
                                          -------      -------       -------
                                            6,946        6,346         6,132
                                          -------      -------       -------
                                          $12,778      $12,504       $12,473
                                          =======      =======       =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                  (UNAUDITED)

                                                    (MILLIONS EXCEPT SHARE
                                                           AMOUNTS)
                                                  NINE MONTHS ENDED SEPTEMBER
                                                              30,
                                                  ----------------------------
                                                      1994           1993
                                                  -------------  -------------
                                                  SHARES AMOUNT  SHARES AMOUNT
                                                  ------ ------  ------ ------
Common Stock:
  Balance January 1 and September 30.............  200   $   --   200   $   --
                                                   ===   ------   ===   ------
Premium on Common Stock and Other Capital
 Surplus:
  Balance January 1 and September 30.............         3,494          3,494
                                                         ------         ------
Cumulative Translation Adjustments:
  Balance January 1..............................          (297)          (218)
    Translation of foreign currency statements...           174            (65)
    Hedges of net investment in foreign
     subsidiaries (net of income taxes)..........            (1)             3
                                                         ------         ------
  Balance September 30...........................          (124)          (280)
                                                         ------         ------
Retained Earnings:
  Balance January 1..............................         3,149          2,480
    Net income...................................           427            438
                                                         ------         ------
  Balance September 30...........................         3,576          2,918
                                                         ------         ------
    Total........................................        $6,946         $6,132
                                                         ======         ======


      (The accompanying notes to financial statements are an integral part of these statements of changes in stockholder's equity.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tennessee Gas Pipeline Company (the "Company"), the accompanying unaudited financial statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries ("Tennessee") contain all adjustments necessary to present fairly the financial position as of September 30, 1994, and the results of operations; changes in stockholder's equity; and cash flows for the periods indicated.

  Prior year's financial statements have been reclassified to conform to 1994 presentations.

  (2) Pursuant to Order 636 issued by the Federal Energy Regulatory Commission ("FERC") on April 8, 1992, the Company implemented revisions to its tariff which put into effect on September 1, 1993, the restructuring of its transportation, storage and sales services. Pursuant to the provisions of Order 636 allowing for the recovery of transition costs related to the restructuring, the Company has made filings to recover gas production costs related to its Bastian Bay facilities, the remaining balance of purchased gas ("PGA") costs, stranded transportation ("TBO") costs, and gas supply realignment ("GSR") costs resulting from remaining gas purchase obligations.

  The Company's filings to recover production costs related to its Bastian Bay facilities have been rejected by the FERC based on the continued use of the gas production from the field; however, the FERC recognized the ability of the Company to file for the recovery of losses upon disposition of these assets. The Company has filed for appellate review of the FERC actions and is confident that the Bastian Bay costs will ultimately be recovered as transition costs directly related to Order 636, and no FERC order has questioned the ultimate recoverability of these costs.

  The filings implementing the Company's recovery mechanisms for the following transition costs were accepted effective September 1, 1993, and made subject to refund pending FERC review: 1) direct-billing of unrecovered PGA costs to its former sales customers over a twelve-month period; 2) recovery of TBO costs, which the Company is obligated to pay under existing contracts, through a surcharge from firm transportation customers, adjusted annually; and 3) GSR cost recovery of 90% of such costs over a period of up to 36 months from firm transportation customers and recovery of 10% of such costs from interruptible transportation customers.

  Following negotiations with its customers, the Company filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which will resolve, if approved, the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in the Company's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. The Company believes that the PGA Stipulation will not have a material adverse effect on Tennessee's consolidated financial position or results of operations.

  The Company is recovering TBO costs formerly incurred to perform its sales functions, subject to refund, pending review of data submitted by the Company through technical conference proceedings. The Company believes that annual TBO costs will not exceed $35 million in 1994, decreasing each year thereafter over the term of the contracts involved.

  In connection with the Company's GSR cost recovery discussed below, the Company along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by the Company of synthetic gas from the Great Plains Coal Gasification plant ("Great Plains"). On October 18,

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge who is to issue his initial decision by December 31, 1995. The FERC order clearly stated that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. The hearing will be limited to the issue of whether the settlement agreements are prudent.

  Also in connection with the Company's GSR cost recovery discussed below, on October 14, 1993, the Company was sued in the State District Court of Ector County, Texas by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave the Company notice that it was adding new production and/or acreage "to the contract." A recent amendment to the pleadings seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas bases covering the new production and lands. Neither ICA nor TransTexas were parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves, thereby obtains a right to add to the contract unlimited volumes of gas production from unspecified locations in South Texas. The Company believes it has meritorious defenses to the claims of ICA and TransTexas, which defenses it will vigorously assert.

  As of September 30, 1994, the Company deferred GSR costs yet to be recovered from its customers of approximately $179 million, net of $141 million previously collected from its customers, subject to refund. Proceedings have commenced to review the recovery of these GSR costs; however, FERC has also generally encouraged pipelines to settle such issues through negotiations with customers.

  Although Order 636 contemplates the complete recovery by pipelines of qualified transition costs, the Company has initiated settlement discussions with its customers concerning the amount of recoverable GSR costs in response to recent FERC and customer statements acknowledging the desirability of such settlements. The Company is also engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued the Company, although the Company believes that its defenses in the underlying gas purchase contract actions are meritorious.

  On April 5, 1994, the FERC issued a final order approving the Company's Stipulation and Agreement partially resolving its current rate case. Pursuant to this final FERC order, rates for the period February 1, 1992, through August 31, 1993, were approved, and the Company paid refunds for this period on June 3, 1994. The refunds had no material effect on reported net income. Also pursuant to the Company's Stipulation and Agreement, refunds for the period after September 1, 1993, will be paid by the Company within 60 days of receipt of a final FERC order resolving issues related to this period. The Company has recorded a liability which is adequate to cover these estimated refunds. The Stipulation and Agreement obligates the Company to file another rate case by the end of 1994.

  In addition, the Stipulation and Agreement established procedures for resolving the recovery of certain environmental expenditures. These environmental costs are currently being collected in the Company's rates subject to further review in the rate case and possible refund. A hearing concerning these costs is scheduled to commence no later than January 31, 1995. The Company intends to pursue full recovery of the costs at issue in this hearing. The Company is also currently pursuing the possibility of a global settlement with its customers that would not only address recovery of the environmental costs currently being recovered in its rates, but would also establish a mechanism for recovering a substantial portion of the environmental costs

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES discussed in Note (4) that will be expended in the future. The total amount of and timing for any recovery pursuant to such a global settlement will depend upon the results of the Company's negotiations with its customers and will be subject to FERC approval.

  Given the current uncertainty over the results of ongoing discussions between the Company and its customers over the recovery of the GSR and environmental costs referenced in this Note (2) and settlement and contract reformation discussions with holders of gas purchase contracts, the Company is unable to predict the timing or the ultimate impact on Tennessee's consolidated financial position or results of operations of any such settlements.

  (3) The Company and its subsidiaries are parties to numerous other legal proceedings arising from their operations. The Company believes that the outcome of these other proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tennessee Gas Pipeline Company and its consolidated subsidiaries.

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

  In 1991, upon the conclusion of a comprehensive study to estimate remediation costs for its compressor sites and all other sites on the Company's interstate and intrastate pipeline systems at which listed substances had then been identified, Tennessee recorded a reserve of $260 million for estimated future environmental expenses including: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies; 2) legal fees; and 3) settlement of third party and governmental litigation, including civil penalties. Through September 30, 1994, Tennessee has charged $80 million against this environmental reserve. Of the remaining reserve, $30 million has been recorded on the balance sheet under "Payables--Trade" and $150 million under "Deferred Credits and Other Liabilities."

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

  Tennessee believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered from customers of its natural gas pipelines. The estimated costs expected to be recovered, amounting to $230 million, were recorded in 1991 as an asset ($30 million in "Current Assets"

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES and $200 million in "Investments and Other Assets"). An estimated unrecoverable portion, amounting to $30 million, was charged against income in 1991. The Company is currently recovering environmental expenses annually in its rates. For more information regarding recovery of environmental costs, see Note (2) above. A significant portion of these expenses remains subject to review and refund in the Company's pending rate case. As of September 30, 1994, the asset balance is $142 million ($34 million in "Current Assets" and $108 million in "Investments and Other Assets").

  Tennessee believes that its liability insurance policies in effect during the period in which the environmental issues occurred provide coverage for remediation costs and related claims. In 1991, the Company commenced litigation in a Louisiana state court against 26 of its insurance carriers during this period, seeking recovery of losses which the Company incurred. The issues in dispute involve determining: 1) whether the presence of PCBs and other substances at each compressor station constituted a separate occurrence for purposes of the per-occurrence limits of the policies; 2) the applicability of the pollution exclusions in certain policies issued after 1971; 3) the applicability of provisions which exclude the environmental impacts located solely on the insured's property; 4) whether the term "property damage" in the policies will cover the cost of compliance with governmental clean-up directives; 5) the allocation of costs to the various policies in effect during the period the environmental impact occurred; 6) the applicability of provisions excluding pollution that is "expected or intended"; and 7) the adequacy of notice of claims to insurance carriers. This environmental insurance coverage litigation remains pending. Tennessee has completed settlements with and received payment from six of the defendant carriers and believes that the likelihood of recovery against the remaining defendant carriers is reasonably possible.

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

  (5) In June 1994, Tenneco Inc. and its subsidiaries ("Tenneco") announced that its Tenneco Automotive subsidiary entered into an agreement in principle to sell its brakes division to an individual for approximately $39 million. The brakes division manufactures asbestos-free brake friction products for the automotive and heavy duty markets and sells a broad line of brake components and accessories. The transaction is expected to close in the fourth quarter of 1994. Tennessee has recorded as part of discontinued operations an after-tax loss estimated at $20 million, net of $15 million of income tax benefits, on the sale of this business.

  (6) On October 6, 1994, Tenneco announced that Tenneco Power Generation Company, a division of Tenneco Gas, signed a letter of intent to complete the acquisition of ARK Energy, Inc., for $60 million in Tenneco Inc. common stock and other considerations by year-end. ARK Energy, Inc. is a privately-owned power generation company.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  (7) On October 26, 1994, Tenneco announced that its Tenneco Automotive subsidiary reached an agreement to acquire Heinrich Gillet GmbH & Company in a transaction valued at $113 million in cash and assumed debt. Heinrich Gillet GmbH & Company has been the leading manufacturer of original equipment exhaust systems and components for European auto makers.

  (8) On October 28, 1994, Tenneco announced a secondary public offering of
15.6 million shares of the common stock of Case Corporation, the holder of Tenneco's Farm and construction equipment segment. Tenneco expects the offering to reduce its holdings in the Farm and construction equipment segment from approximately 71 percent to approximately 49 percent. Of the remaining 49 percent, less than 3 percent will be held by Tennessee. It is expected that the proposed offering would not have a material effect on Tenneco's earnings in 1994.



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

  On October 28, 1994, Tenneco announced a secondary public offering of 15.6 million shares of the common stock of Case Corporation, the holder of Tenneco's Farm and construction equipment segment. Tenneco expects the offering to reduce its holdings in the Farm and construction equipment segment from approximately 71 percent to approximately 49 percent. Of the remaining 49 percent, less than 3 percent will be held by Tennessee. It is expected that the proposed offering would not have a material effect on Tenneco's earnings in 1994.

THREE MONTH RESULTS

REVENUES

  Revenues for the third quarter of 1994 were $2.25 billion, down from $2.51 billion in the third quarter of 1993. Revenues were down primarily due to the sale of Case. Each division reported improved revenues for the quarter with the exception of natural gas pipelines where revenues decreased $141 million or 20 percent and shipbuilding where revenues decreased $12 million or 3 percent. Higher revenues were reported for automotive parts (up $78 million or 20 percent), packaging (up $49 million or 10 percent) and chemicals (up $20 million or 9 percent).

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES ("OPERATING INCOME")

  Operating income for the third quarter of 1994 was $392 million, up $67 million or 21 percent, compared with $325 million for the third quarter of 1993.

  Natural gas pipelines reported operating income for the third quarter of 1994 of $97 million compared with $94 million in the 1993 third quarter. Revenues for the third quarter of 1994 decreased to $549 million compared with $690 million in the third quarter of 1993, mainly due to changes in operations under the Federal Energy Regulatory Commission ("FERC") Order No. 636 which commenced September 1, 1993. Under FERC Order No. 636, regulated pipeline revenues no longer include gas sales since this business includes primarily transportation revenues, and will reflect a smoother quarterly earnings stream with the switch to a non-seasonal rate structure. Third quarter 1994 operating income included a $16 million benefit resulting from the early settlement of a firm transportation contract running through the year 1999. Operating income also increased due to improved non-regulated earnings and from lower operating expenses, primarily the result of continuing efforts to control cost. The third quarter 1993 operating income included $34 million resulting from a favorable rate decision that allows collection from customers of the transition obligation that was established at the time of adoption of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" for domestic operations. This benefit was partially offset by a $10 million reserve established for costs which may be absorbed by the Company to resolve the pass through of the costs of implementing Order 636. Reference is made to Note 2 in the "Notes to Financial Statements" for additional information of FERC matters.

  Automotive parts reported third quarter 1994 operating income of $67 million compared with $55 million recorded in the same quarter a year ago. Revenues for the third quarter of 1994 totaled $478 million compared with $400 million in last year's third quarter, primarily due to higher North American original equipment sales in the Walker exhaust segment, reflecting stronger new car and truck production. Aftermarket sales of ride control products in North America increased as a result of the continuing success of Monroe's new Sensa-Trac ride-control product. Improving economic conditions in Europe led to a 23 percent increase in overall European revenues. Operating income increased primarily as a result of higher aftermarket sales and margins in the ride control segment and the benefit of quality program initiatives.

  Shipbuilding reported third quarter operating income of $52 million, up slightly from $51 million in the 1993 third quarter. Revenues decreased to $424 million in the third quarter of 1994 compared with $436 million in the same period a year ago primarily due to lower volumes on submarine construction contracts and the loss of revenues from the Sperry Marine business. The Sperry Marine business was sold in the fourth quarter of 1993. The backlog at the end of the third quarter of 1994 stood at just under $3 billion and included construction contracts for four LOS ANGELES class submarines, two NIMITZ class aircraft carriers, the recently awarded contract to defuel and deactivate the nuclear cruiser LONG BEACH and the conversion contract for two fast SEALIFT ships.

  Third quarter 1994 operating income for packaging was $63 million, up from $51 million generated in the 1993 third quarter. Excluding $24 million in non-recurring gains on asset sales in the year-ago quarter, operating income more than doubled. Revenues for the third quarter of 1994 were $562 million compared with $513 million in the same period last year. The higher revenues and operating income were primarily the result of strengthening containerboard pricing due to stronger demand and productivity gains at packaging's paper mills. Operating income from the containerboard segment was $41 million in the third quarter of 1994 compared to $2 million in the third quarter of 1993 due to the sharp increase in containerboard prices. Partially offsetting this increase was lower operating income in the specialty segment due to higher raw material costs, particularly for aluminum and recycled paper and competitive pricing pressures on molded fibre, recycled paperboard and aluminum products.

  Chemicals reported third quarter 1994 operating income of $16 million down from $20 million in the same period last year. Operating income decreased due to lower sales margins and a one-time provision of $4 million to cover audit adjustments in Germany and Belgium partially offset by higher income from increased sales volumes. Revenues increased 9 percent to $243 million in the 1994 third quarter compared with $223 million in the 1993 period. The improvement in revenues resulted from higher sales volumes and the favorable impact of a weakening U.S. dollar on currency transactions.

INTEREST EXPENSE

  Interest expense decreased from $72 million in the 1993 third quarter to $68 million in the third quarter of 1994. Interest capitalized was $1 million in both periods. The decline was primarily attributable to lower debt levels that resulted from long-term debt retirements.

INCOME TAXES

  Income tax expense for the third quarter of 1994 was $102 million compared with $76 million reported in the 1993 third quarter. This increase was primarily due to higher pre-tax income in 1994, partially offset by lower levels of unbenefitted foreign losses.

DISCONTINUED OPERATIONS

  In June 1994, Tennessee announced that its Tenneco Automotive subsidiary entered into an agreement in principle to sell its brakes division for approximately $39 million. The brakes division manufactures asbestos-free brake friction products for the automotive and heavy duty markets and sell a broad line of brake components and accessories. The transaction is expected to close in the fourth quarter of 1994.

  The third quarter of 1993 Statement of Income reflects the loss from the discontinued brakes operations of $1 million.

EXTRAORDINARY LOSS

  The extraordinary loss of $2 million (net of $1 million tax benefit) for the third quarter of 1993 resulted from the redemption premium associated with the prepayment of long-term debt.

NET INCOME

  Income from continuing operations for the third quarter of 1994 was $223 million compared with income from continuing operations of $178 million in the 1993 third quarter.

  Loss from discontinued operations for the third quarter of 1993 was $1 million. Extraordinary loss for the third quarter of 1993 was $2 million. Net income for the third quarter of 1994 was $223 million compared to net income of $175 million for the third quarter of 1993.

NINE MONTH RESULTS

REVENUES

  Revenues for the first nine months of 1994 were $7.36 billion, down from $7.76 billion reported in the same 1993 period. Higher revenues for automotive parts (up $166 million or 13 percent), packaging (up $49 million or 3 percent) and chemicals (up $30 million or 4 percent) were offset by lower revenues for natural gas pipelines (down $326 million or 15 percent), and shipbuilding (down $60 million or 4 percent). Revenues were also down due to the sale of Case.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES ("OPERATING INCOME")

  Operating income for the first nine months of 1994 was $962 million compared with $957 million reported for the same period of 1993.

  Natural gas pipelines reported operating income of $291 million for the first nine months of 1994, no change from the same period of 1993. Revenues decreased to $1.85 billion compared to $2.17 billion in the first nine moths of 1993. The changes in revenues and operating income were due principally to the factors discussed under "Three Month Results" above.

  Farm and construction equipment reported a year-to-date 1994 operating loss of $4 million, up $1 million from the $5 million operating loss reported for the first nine months of 1993. Year-to-date revenues were $518 million, down from $775 million reported in the first nine months of 1993. Revenues were down primarily due to the sale of Case.

  Automotive parts reported operating income of $190 million for the first nine months of 1994 compared with $167 million recorded in the same period a year ago. Year-to-date revenues for 1994 totaled $1.42 billion as compared with last year's reported amount of $1.25 billion. Higher revenues were reported for exhaust products in North American original equipment markets, buoyed by increased new car and light truck production and for ride control products in North America. Overall revenues were also up in Europe due to the improving market conditions which also contributed to higher operating income. The improvement in the first nine months of 1994 operating income also resulted from higher aftermarket revenues for ride control products in North America, combined with aggressive cost management and quality program initiatives. These improvements more than offset the effects of the weaker North American exhaust aftermarket conditions.

  Shipbuilding reported operating income of $153 million for the first nine months of 1994 compared with $159 million in the same period in 1993. Revenues were $1.29 billion for the first nine months of 1994 compared with $1.35 billion in the comparable 1993 period. Revenues and operating income decreases resulted from lower volumes on submarine construction contracts and the loss of revenues from the Sperry Marine business. The Sperry Marine business was sold in the fourth quarter of 1993. These decreases were partially offset by increased SEALIFT volumes.

  Packaging had operating income of $127 million in the first nine months of 1994 versus $118 million in the same period of the prior year. Revenues in the first nine months of 1994 were $1.58 billion compared with $1.53 billion in the same 1993 period. Higher revenues and operating income due to strengthening containerboard pricing in the second and third quarters of 1994 were partially offset by lower first quarter revenues and operating income. The lower operating income in the first quarter of 1994 was primarily the result of severe winter weather and the California earthquake which curtailed plant operations and delayed customer shipments.

  Chemicals reported year-to-date 1994 operating income of $46 million, down from $55 million in the same period in 1993. Revenues in the first nine months of 1994 were $715 million compared to $685 million in the same period of the prior year. The lower operating income was primarily the result of a $7 million charge to increase the efficiency of the surfactants operation and to reduce costs at the Whitehaven, United Kingdom site recorded in the first quarter of 1994 and a third quarter provision of $4 million for audit adjustments in Germany and Belgium.

INTEREST EXPENSE

  Interest expense decreased from $214 million in the first nine months of 1993 to $203 million in the first nine months of 1994, while interest capitalized increased from $2 million to $3 million in the same periods. The year-to-year change in interest expense was due to the same reason discussed under "Three Month Results" above.

INCOME TAXES

  Income tax expense for the first nine months of 1994 was $299 million versus $281 million in the same period of 1993. Income tax expense increased in 1994 primarily due to higher pre-tax income and tax expense of $19 million attributable to the loss on the Case reorganization and IPO partially offset by lower levels of unbenefitted foreign losses.

DISCONTINUED OPERATIONS

  Loss from discontinued operations for the first nine months of 1994 of $23 million included a $20 million loss (net of income tax benefit of $15 million) on the pending sale of Tenneco's brakes business and a loss of $3 million (net of income tax benefit of $4 million) from the brakes operations. Loss from discontinued operations of $2 million (net of income tax benefit of $2 million) for the first nine months of 1993 reflects the loss from the brakes operations. The sale is expected to close in the fourth quarter of 1994.

EXTRAORDINARY LOSS

  The extraordinary loss for the first nine months of 1993 of $24 million resulted from the redemption premium associated with the prepayment of long-term debt.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tennessee adopted Statement of Financial Accounting Standards ("FAS") No. 112, Employers' Accounting for Postemployment Benefits. This new standard was adopted using the cumulative catch-up method and requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. As a result of the adoption of this statement, the Statement of Income for the nine months ended September 30, 1994, includes an after-tax charge of $13 million for the cumulative effect of the accounting change.

NET INCOME

  Net income for the first nine months of 1994 was $427 million compared with net income of $438 million in the same 1993 period. The first nine months of 1994 net income includes income from continuing operations of $463 million, loss from discontinued operations of $23 million and the charge of $13 million (net of income tax) relating to the cumulative effect of the change in accounting principle. The first nine months of 1993 net income includes income from continuing operations of $464 million, loss from discontinued operations of $2 million and the extraordinary loss of $24 million.

CAPITAL EXPENDITURES

  Expenditures for plant, property and equipment from continuing operations for the first nine months of 1994 were $374 million compared to $296 million for the first nine months of 1993. Increased expenditures for packaging ($23 million), natural gas pipelines ($50 million), chemicals ($11 million) and automotive parts ($6 million) were partially offset by declines for farm and construction equipment ($2 million) and shipbuilding ($10 million).

OTHER MATTERS

  On October 26, 1994, Tenneco Inc. announced that it reached an agreement to acquire Heinrich Gillet GmbH & Company, a family-owned German firm that has been the leading manufacturer of original equipment exhaust systems and components for European auto makers. The acquisition is valued at $113 million in cash and assumed debt and is expected to be completed by year-end.

  Tenneco Gas has entered into an agreement to acquire ARK Energy, Inc., an established company in the power cogeneration operation and development business. The acquisition is valued at $60 million in stock and cash and is also expected to be completed by year-end.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  The Company is a party in proceedings involving federal and state authorities regarding the past use by the Company of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems.

  On January 13, 1992, the United States Environmental Protection Agency ("EPA") filed an administrative complaint alleging that the Company violated the Toxic Substances Control Act between 1980 and 1990 by engaging in the unauthorized use and disposal of materials containing PCBs. The complaint addresses PCB-related activity at 26 compressor stations in five states (Alabama, Mississippi, Kentucky, Tennessee and Ohio). A civil penalty of $15,678,000 was sought. The Company and the EPA have executed a final settlement agreement under which the Company paid $6.4 million to resolve all alleged civil penalties under the Toxic Substances Control Act arising from the Company's prior use of PCBs at compressor stations throughout its system. This agreement covers 42 Company compressor stations in nine states and five EPA regions. The Company's separate negotiations with EPA on the remediation of its compressor stations in Regions IV, V, and VI are also complete and the parties have executed a consent order governing this remediation. With respect to the nine stations in Regions II and III, EPA has advised the Company that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to the Company. The Company anticipates that it will soon reach an agreement with the Pennsylvania Department of Environmental Resources ("PaDER") and will enter into a consent order on remediation at the Pennsylvania stations (under which Tennessee also agrees to pay a civil penalty and to make a contribution for environmental projects); meanwhile, the Company will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. Tennessee believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

 (2) Other Proceedings.

  On October 14, 1993, the Company was sued in the State District Court of Ector County, Texas by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave the Company notice that it was adding new production and/or acreage "to the contract". A recent amendment to the pleadings seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas bases covering the new production and lands. Neither ICA nor TransTexas were parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves, thereby obtains a right to add to the contract unlimited volumes of gas production from unspecified locations in South Texas. The Company believes it has meritorious defenses to the claims of ICA and TransTexas, which defenses it will vigorously assert.

 (3) Potential Superfund Liability.

  At June 30, 1994, Tennessee was designated as a potentially responsible party in 70 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tennessee is fully indemnified by third parties. With respect to certain other sites, Tennessee has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tennessee has estimated its share of the remediation costs to be between $13 million and $72 million or 0.4% to 2.2% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tennessee's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tennessee could be required to pay in excess of its pro rata share of remediation costs. Tennessee's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tennessee's determination of its estimated liability. Tennessee does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its financial position or results of operations.

  For additional information concerning environmental matters, see Note 4 in the "Notes to Financial Statements" of Tennessee Gas Pipeline Company and Consolidated Subsidiaries.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    27--Financial Data Schedule

  (b) Reports on Form 8-K. Tennessee Gas Pipeline Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1994.

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

Date: November 10, 1994