Form 10-K
TENNESSEE GAS PIPELINE CO
filed 1995-03-31
CIK 97142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-4101
                         TENNESSEE GAS PIPELINE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               74-1056569
                                                    (I.R.S. EMPLOYER
    (STATE OR OTHER JURISDICTION OF                IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                                                          77002
    TENNECO BUILDING, HOUSTON, TEXAS                   (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 757-2131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                    ON WHICH REGISTERED
                 -------------------                   ---------------------
6% Debentures due 2011; 9 1/4% Notes due 1996; 9%
Notes due 1997.......................................  New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ----    ----

  STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.

                                      None

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE LATEST PRACTICABLE DATE. Common stock, par value $5 per share, 200 shares outstanding as of March 28, 1995.

  TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION J(1)(A) AND (B) TO THE FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
   ITEM 1.  BUSINESS....................................................     1
            Tennessee Gas Pipeline Company..............................     1
            Contributions of Major Businesses...........................     1
            Natural Gas Pipelines.......................................     3
            Automotive Parts............................................     8
            Packaging...................................................    10
            Shipbuilding................................................    12
            Farm and Construction Equipment.............................    13
            Chemicals...................................................    15
            Other.......................................................    15
            Business Strategy...........................................    15
            Environmental Matters.......................................    16
   ITEM 2.  PROPERTIES..................................................    16
   ITEM 3.  LEGAL PROCEEDINGS...........................................    16
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    18
 PART II
            MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
   ITEM 5.   STOCKHOLDER MATTERS........................................    19
   ITEM 6.  SELECTED FINANCIAL DATA.....................................    19
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................    19
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    28
            Index to Financial Statements of Tennessee Gas Pipeline
             Company and Consolidated Subsidiaries......................    28
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...................................    60
 PART III
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     *
   ITEM 11. EXECUTIVE COMPENSATION......................................     *
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................     *
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     *
 PART IV
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K........................................................    60
            Financial Statements Included in Item 8.....................    60
            Index to Financial Statements and Schedules Included in Item
             14.........................................................    60
            Schedules Omitted as Not Required or Inapplicable...........    60
            Reports on Form 8-K.........................................    68
            Exhibits....................................................    68

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

  The major businesses of Tennessee are the transportation and sale of natural gas; manufacture and sale of automotive exhaust system parts and ride control products; construction and repair of ships; and manufacture and sale of packaging materials, cartons, containers and specialty packaging products. On December 13, 1994, Tenneco Inc. announced that it intended to sell its chemicals business through an initial public offering of Albright & Wilson plc primarily in the United Kingdom in the first quarter of 1995. The transaction was completed on March 8, 1995. For more information see "Chemicals". Also, at December 31, 1994, Tennessee owned approximately 2% of Case Corporation, a manufacturer of farm and construction equipment. For more information see "Farm and Construction Equipment". See also "Business Strategy".

  At December 31, 1994, Tennessee had approximately 54,000 employees (excluding employees of Albright & Wilson plc and Case Corporation and their respective subsidiaries).

                       CONTRIBUTIONS OF MAJOR BUSINESSES

  Information concerning Tennessee's principal industry segments and geographic areas is set forth in Note 13 of the Financial Statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries. The following tables summarize
(i) net sales and operating revenues from continuing operations, (ii) income
(loss) from continuing operations before interest expense, income taxes and minority interest and (iii) capital expenditures for continuing operations of the major business groups of Tennessee for the periods indicated.

NET SALES AND OPERATING REVENUES FROM CONTINUING OPERATIONS

                                             1994         1993         1992
                                          -----------  -----------  -----------
                                            (DOLLAR AMOUNTS IN MILLIONS)
Natural gas pipelines.................... $2,378   28% $2,862   30% $2,183   23%
Farm and construction equipment(a).......    518    6   1,014   11   1,256   14
Automotive parts.........................  1,850   21   1,628   17   1,616   17
Shipbuilding.............................  1,753   20   1,861   20   2,265   24
Packaging................................  2,184   25   2,042   22   2,078   22
Other....................................     --   --       1   --       2   --
Intergroup sales.........................     (7)  --      (8)  --      (6)  --
                                          ------  ---  ------  ---  ------  ---
  Total.................................. $8,676  100% $9,400  100% $9,394  100%
                                          ======  ===  ======  ===  ======  ===

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST

                                                     1994    1993     1992
                                                    ------  ------    -----
                                                        (MILLIONS)
Natural gas pipelines.............................. $  415  $  411    $ 360
Farm and construction equipment(a).................     (1)     49(b)  (264)(b)
Automotive parts...................................    205     198      210
Shipbuilding.......................................    200     225      249
Packaging..........................................    209     139      221
Other..............................................    193     219      211
                                                    ------  ------    -----
  Total............................................ $1,221  $1,241    $ 987
                                                    ======  ======    =====

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS

                                                     1994      1993      1992
                                                   --------  --------  --------
                                                       (DOLLAR AMOUNTS IN
                                                           MILLIONS)
Natural gas pipelines............................. $331  51% $170  39% $251  56%
Farm and construction equipment(a)................    4  --    11   3     5   1
Automotive parts..................................  106  16    89  21    58  13
Shipbuilding......................................   29   5    36   8    35   8
Packaging.........................................  166  26   124  29    97  22
Other.............................................   14   2     1  --     2  --
                                                   ---- ---  ---- ---  ---- ---
  Total........................................... $650 100% $431 100% $448 100%
                                                   ==== ===  ==== ===  ==== ===

  The interest expense, income taxes and minority interest from continuing operations which are not allocated to the major businesses were as follows:

                                                                 1994 1993 1992
                                                                 ---- ---- ----
                                                                   (MILLIONS)
      Interest Expense (net of interest capitalized)............ $265 $278 $358
      Income Tax Expense........................................  290  329  325
      Minority Interest.........................................    1   --   --

--------
Notes: (a) In July 1994, Tennessee's accounting for its Farm and construction equipment segment changed due to a reduction in its ownership percentage. For the last six months of 1994, the Farm and construction equipment segment was reflected in Tennessee's financial statements using the cost method of accounting. Accordingly, the segment's revenues are included in Tennessee's reported revenues for six months only. For additional information, see Notes 1 and 3 to the Financial Statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries.
       (b) Includes restructuring charge of $241 million related to Farm and construction equipment in 1992 reduced by $62 million in 1993. For additional information concerning these charges, see Note 14 to the Financial Statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             NATURAL GAS PIPELINES

  Tennessee is engaged in the interstate and intrastate transportation and marketing of natural gas. Its natural gas operations are conducted by Tenneco Gas Inc. and other subsidiaries of Tennessee Gas Pipeline Company (collectively, "Tenneco Gas"). In addition, Tenneco Gas has started building new business units that are not generally subject to regulation by the Federal Energy Regulatory Commission ("FERC") and that Tenneco Gas believes have the potential to generate higher returns than its regulated businesses. The principal activities of these business units include development of and participation in international natural gas pipeline and international and domestic gas-fired power generation projects; and establishment of natural gas production financing programs for producers.

INTERSTATE PIPELINE OPERATIONS

  Historically, interstate pipeline companies served primarily as merchants of natural gas, purchasing gas under long-term contracts with numerous producers and reselling gas to local distribution companies under long-term sales agreements. Interstate pipelines were not required to transport gas for customers who did not purchase the gas from the pipeline company.

  Commencing in 1984, the FERC issued a series of orders that have resulted in a major restructuring of the natural gas transmission industry and its business practices. This restructuring, coupled with a nationwide excess of deliverable natural gas, resulted in increased competition for markets and decreased prices for natural gas, and dramatically increased the ratio that pipelines' transportation volumes bear to their total throughput. With full implementation of the FERC's Order No. 636 (discussed below under the caption "Federal Regulation"), most interstate pipeline companies now serve primarily as gas transporters rather than gas merchants.

  During this period, pipeline customers have turned more and more to marketers of natural gas to secure natural gas supplies for them, make transportation arrangements and provide other services. Generally, these gas marketers are not subject to the extensive FERC regulations that apply to interstate pipelines, and may be affiliates of regulated interstate pipeline companies. To respond to the changing natural gas industry, Tenneco Gas has been providing natural gas marketing services since 1984.

  Tenneco Gas's interstate pipeline operations include the pipeline systems of the Company, Midwestern Gas Transmission Company ("Midwestern") and East Tennessee Natural Gas Company ("East Tennessee"), which are engaged in the transportation, storage and, to a limited extent, sale of natural gas primarily to or for other gas transmission or distribution companies for resale.

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

  At December 31, 1994, Tennessee's interstate gas transmission systems included approximately 16,300 miles of pipeline, gathering lines and sales laterals, together with related facilities that include 91 compressor stations with an aggregate of approximately 1.5 million horsepower. These systems also include underground and above-ground gas storage facilities to permit increased deliveries of gas during peak demand periods. The total design delivery capacity of Tennessee's interstate systems at December 31, 1994, was approximately 4,822 million cubic feet ("MMCF") of gas per day, and approximately 5,628 MMCF on peak demand days, which includes gas withdrawal from storage.

 Joint Ventures

  Tennessee also has interests in several joint ventures formed to own and operate interstate pipeline systems. These interests include a 50% interest in Kern River Gas Transmission Company ("Kern River") and a 13.2% interest in Iroquois Gas Transmission Company ("Iroquois").

  Kern River, which owns a 904-mile pipeline system extending from Wyoming to California with a design capacity of 700 MMCF of gas per day, completed its third year of operations in 1994. In 1993, Kern River implemented Order No. 636 with no adverse effect to the pipeline's normal business flow. In 1994, Kern River successfully settled its rate case which was originally filed in August 1992. The settlement will become effective upon the issuance date of a final FERC order, no longer subject to rehearing, which is expected during the second quarter of 1995. An order approving the settlement was issued by the FERC on January 25, 1995 and is currently pending rehearing. The settlement will not have an impact on Tennessee's net income.

  The 370-mile Iroquois pipeline began initial operation in late 1991 and became fully operational in January 1992. The pipeline extends from the Canadian border at Waddington, New York, to Long Island, New York, and, with additional compression added in 1994, is designed to deliver (directly or through interconnecting pipelines such as Tennessee Gas Pipeline) 714 MMCF of gas per day to local distribution companies and electric generation facilities in six states. For more information on Iroquois, see Item 3, "Legal Proceedings."

 Gas Sales and Transportation Volumes

  The following table sets forth the volumes of gas, stated in billions of British thermal units ("BBtu"), sold and transported by Tennessee's interstate pipeline systems for the periods shown.

                                                     1994      1993      1992
                                                   --------- --------- ---------
   Sales*.........................................   131,097   213,210   239,287
   Transportation*................................ 2,183,944 2,118,936 2,015,440
                                                   --------- --------- ---------
     Total........................................ 2,315,041 2,332,146 2,254,727
                                                   ========= ========= =========

--------
* These sales and transportation volumes include all natural gas sold or transported by Tennessee's interstate pipeline companies. The table includes Tennessee's proportionate share of sales and transportation volumes of the joint ventures in which it has interests; of the total volumes shown, 167,961 BBtu was attributable to these joint venture interests in 1994, 169,871 BBtu in 1993 and 128,263 BBtu in 1992. Intercompany deliveries of natural gas have not been eliminated from the table.

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

  Prior to the FERC's industry restructuring initiatives in the 1980's, Tennessee's interstate pipeline companies operated primarily as merchants, purchasing natural gas under long-term contracts and reselling the gas to customers, again under long-term contracts. With the FERC mandated conversion from a primarily merchant to a primarily transportation business, the Company's sales, and hence its purchases of gas for resale, declined precipitously, and the Company incurred significant liability to its producers under its long-term gas supply contracts, many of which specified prices at above market levels. In 1992, pursuant to Order

636 issued by the FERC, the Company implemented revisions to its tariff which put into effect on September 1, 1993, the restructuring of its transportation, storage and sales services. Pursuant to the provisions of Order 636 allowing for the recovery of transition costs related to the restructuring, the Company has made filings to recover gas production costs related to its Bastian Bay facilities, the remaining balance of purchased gas ("PGA") costs, stranded transportation ("TBO") costs, and gas supply realignment ("GSR") costs resulting from remaining gas purchase obligations.

  The Company's filings to recover production costs related to its Bastian Bay facilities have been rejected by the FERC based on the continued use of the gas production from the field; however, the FERC recognized the ability of the Company to file for the recovery of losses upon disposition of these assets. The Company has filed for appellate review of the FERC actions and believes that the Bastian Bay costs will ultimately be recovered as transition costs directly related to Order 636, and no FERC order has questioned the ultimate recoverability of these costs.

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

  Following negotiations with its customers, the Company filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in the Company's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. On November 15, 1994, the FERC issued an order approving the PGA Stipulation and resolving all outstanding issues. However, certain customers have requested a rehearing and the FERC has deferred action on their issues to a later date. The Company implemented the terms of the PGA Stipulation on December 1, 1994, and expects to make refunds in 1995. The Company has recorded a liability which it believes is adequate to cover the PGA refunds.

  The Company is recovering TBO costs formerly incurred to perform its sales functions, subject to refund, pending review of data submitted by the Company through technical conference proceedings. On November 18, 1994, the FERC issued an order on the Company's initial TBO surcharge filing to recover TBO costs for the twelve-month period beginning September 1, 1993. The order required the Company to remove certain costs from this surcharge, subject to FERC's review at a second technical conference and FERC's consideration of a request for rehearing. On November 30, 1994, the Company filed for a surcharge to recover approximately $25 million of TBO costs in compliance with the FERC's order, and in a separate filing, the Company filed to recover its projected annual TBO costs of approximately $21 million for the twelve-month period beginning September 1, 1994, through a new TBO surcharge. The FERC accepted the Company's filing to recover its projected TBO costs, subject to refund, pending review through technical conference proceedings.

  In connection with the Company's GSR cost recovery discussed below, the Company, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by the Company of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge who is to issue his initial decision by December 31, 1995. The FERC has committed to a final order by December 31, 1996. The FERC order stated that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. The hearing will be limited to the issue of whether the settlement agreements are prudent.

  Also in connection with the Company's GSR cost recovery proceedings discussed below, on October 14, 1993, the Company was sued in the State District Court of Ector County, Texas by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave the Company notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company believes it has meritorious defenses to the claims of ICA and TransTexas, which defenses it will vigorously assert.

  As of December 31, 1994, the Company has deferred GSR costs yet to be recovered from its customers of approximately $177 million, net of $187 million previously collected from its customers, subject to refund. Proceedings have commenced to review the recovery of these GSR costs; however, the FERC has also generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 contemplates the complete recovery by pipelines of qualified transition costs, the Company has initiated settlement discussions with its customers concerning the amount of recoverable GSR costs in response to recent FERC and customer statements acknowledging the desirability of such settlements. The Company is also engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued the Company, although the Company believes that its defenses in the underlying gas purchase contract actions are meritorious.

  Given the uncertainty over the results of ongoing discussions between the Company and its customers related to the recovery of GSR costs and the uncertainty related to predicting the outcome of its gas purchase contract reformation efforts and the associated litigation, Tennessee is unable to predict the timing or the ultimate impact the resolution of these issues will have on its consolidated financial position or results of operations. For additional information, see Note 6 in the "Notes to Financial Statements".

  The FERC issued final orders approving the Company's Stipulation and Agreement partially resolving its 1991 rate case. Pursuant to these final FERC orders, rates for the period February 1, 1992, through August 31, 1993, were approved, and the Company paid refunds for this period on June 3, 1994. The refunds had no material effect on reported net income. Also pursuant to these orders, rates for the period after September 1, 1993, were approved and the Company paid refunds for the period September 1, 1993 to October 31, 1994, in February 1995. As of December 31, 1994, the Company had recorded a liability which was adequate to cover its estimated refund obligations.

  On December 30, 1994, the Company filed a general rate increase in Docket No. RP95-112 which reflected an increase in the Company's revenue requirement of $118 million, including recovery of certain environmental costs as discussed in
Note 15 in the "Notes to Financial Statements". On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. This order also required the convening of a technical conference to address various concerns raised by the FERC and the Company's customers over, among other issues, the Company's ability to provide its shippers with timely and accurate operating and billing information, and the associated systems costs. The ultimate resolution of these issues may result in adjustments to customer billings. Subject to the outcome of these issues and certain modifications identified in the FERC order, the increased rates will become effective on July 1, 1995, subject to refund.

 Competition

  The natural gas pipeline industry is experiencing increasing competition in virtually every aspect of operations, which is the result of actions by the FERC to strengthen market forces throughout the industry. In a number of key markets, Tennessee's interstate pipelines face competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a supplier or switch suppliers based on the short term price of the gas and the cost of transportation. Competition between pipelines is particularly intense in Midwestern's Chicago and Northern Indiana markets, in East Tennessee's Roanoke, Chattanooga and Atlanta markets, and in Tennessee's supply area, Louisiana and Texas. Even in other markets, such as the Company's New England market, displacement of load to other pipelines is possible during summer or other low demand seasons. Tenneco Gas pipelines have frequently been required to discount their transportation rates to maintain market share.

 Gas Supply

  With full implementation of Order No. 636, the Company's firm sales obligations requiring maintenance of long-term gas purchase contracts have declined from over a 1.4 billion dekatherm maximum daily delivery obligation to less than a 200 million dekatherm maximum daily delivery obligation. As discussed above under the caption "Federal Regulation", the Company has substantially reduced its natural gas purchase portfolio in line with these requirements through termination and assignment to third parties. Although the Company's requirements for purchased gas are substantially less than prior to its implementation of Order No. 636, Tenneco Gas is pursuing the attachment of gas supplies to, and transportation by others through, the Company's system. Current gas supply activities include development of offshore and onshore pipeline gathering projects and utilization of production financing programs to spur exploration and development drilling in areas adjacent to the Company's system. Major gathering systems in the Mobile Bay and Viosca Knoll area of the Gulf of Mexico were completed during the fourth quarter of 1994.

GAS MARKETING AND INTRASTATE PIPELINES

  Tenneco Energy Resources Corporation ("TERC") was established in 1993 as the holding company for several subsidiaries of Tenneco Gas engaged in nonregulated businesses, including Tenneco Gas Marketing Company, Tenneco Gas Gathering Company, Tenneco Gas Trading Company, Tenneco Gas Processing Company and the companies that collectively comprise the Tenneco Gas Intrastate Group. Together these companies provide the gas industry with a wide range of products and services, including buying, selling, gathering and shipping of natural gas; price risk management services; and liquids processing.

  The Tenneco Gas Intrastate Group owns approximately 1,200 miles of intrastate pipelines in Texas and manages the buying, selling and transportation services for a volume of approximately 1.1 Bcf of natural gas per day. Within the Intrastate Group is an ownership in the Oasis Pipe Line which serves the Texas Gulf Coast and West Texas markets. This group also provides swing storage services and access to major intrastate and interstate pipelines in Texas.

  The following table sets forth the volumes of gas, stated in BBtu, sold by subsidiaries of TERC and transported by Tennessee's nonregulated pipelines for the periods indicated:

                                                         1994     1993    1992
                                                       --------- ------- -------
   Sales..............................................   739,432 741,800 494,445
   Transportation.....................................   273,587 235,940 168,776
                                                       --------- ------- -------
     Total............................................ 1,013,019 977,740 663,221
                                                       ========= ======= =======

  In 1994, TERC issued stock to Ruhrgas AG, resulting in dilution of Tennessee's ownership interest in TERC from 100% to 80%.

TENNECO VENTURES

  Tenneco Gas Production Corporation ("TGPC") and Tenneco Ventures Corporation ("Ventures"), subsidiaries of the Company, together with institutional investors and partners, invest in oil and gas properties by acquiring interests in properties or providing financing to producers for exploration and development. As of December 31, 1994, Ventures and TGPC hold various ownership interests in offshore oil and natural gas fields in the Gulf of Mexico and in onshore Texas and Louisiana properties and own reserves estimated at over 100 Bcf equivalent.

OTHER

  Tenneco Gas International Inc. ("Tenneco Gas International") and Tenneco Power Generation Company were formed to extend Tennessee's traditional interests in North American pipelines to pipeline, power, and energy-related projects throughout the world, with a current focus on activities in four regions: South America, Southeast Asia, Australia, and Europe. Tenneco Gas International, through an Australian affiliate, has been selected to construct, own and operate a 470 mile natural gas pipeline in Queensland, Australia; subject to the completion of all agreements, construction of the pipeline is expected to commence in mid 1995 and be completed by the end of 1996. Tenneco Gas International also has interests in two consortiums pursuing the development of two natural gas projects in South America (Argentina to Chile and Bolivia to Brazil) including both pipelines and gas-fired electric generation plants. Tenneco Power Generation Company has a 17.5% interest in a 240 megawatt power plant in Springfield, Massachusetts, and is in the process of completing the acquisition of a 50% interest in two additional cogeneration projects with 224 megawatts capacity.

                                AUTOMOTIVE PARTS

  The principal business operations of Tenneco Automotive and its affiliates are Walker Manufacturing Company and Monroe Auto Equipment Company.

  Walker Manufacturing Company and its affiliates ("Walker") manufacture a variety of automotive exhaust systems and emission control products. In the United States, Walker operates eight manufacturing facilities and seven distribution centers, three of which are located at manufacturing facilities, and also has two research and development facilities. In addition to the facilities included in the Gillet acquisition described below, Walker operates ten manufacturing facilities located in Australia, Canada, the United Kingdom, Mexico, Denmark, Germany, France, Portugal and Sweden.

  Walker's products are sold to automotive manufacturers for use as original equipment and to wholesalers and retailers for sale as replacement equipment. Sales to the original equipment market are directly dependent on new car sales, and sales to the replacement market are related to the service life of original equipment and to the level of maintenance by individual owners of their automobiles. The service life of exhaust systems has increased in recent years, resulting in a longer time period for the exhaust replacement rate.

  The following table sets forth information relating to Walker's sales:

                                                                 PERCENTAGE OF
                                                                     SALES
                                                                ----------------
                                                                1994* 1993  1992
                                                                ----- ----  ----
      United States Sales
        Automotive replacement equipment (primarily exhaust
         system parts).........................................   48%  52%   53%
        Automotive original equipment..........................   52   48    47
                                                                 ---  ---   ---
                                                                 100% 100%  100%
                                                                 ===  ===   ===
      Foreign Sales
        Automotive replacement equipment.......................   74%  78%   81%
        Automotive original equipment..........................   26   22    19
                                                                 ---  ---   ---
                                                                 100% 100%  100%
                                                                 ===  ===   ===
      Total Sales by Geographic Area
        United States..........................................   65%  67%   65%
        European Community.....................................   27   26    31
        Canada.................................................    0    0     0
        Other areas............................................    8    7     4
                                                                 ---  ---   ---
                                                                 100% 100%  100%
                                                                 ===  ===   ===

--------
 * Does not include sales of Gillet (described below), which was acquired on November 30, 1994.

  On November 30, 1994, Walker acquired ownership of Heinrich Gillet GmbH & Company and its affiliates ("Gillet"), a manufacturer of exhaust systems headquartered at Edenkoben, Germany. The combination of Gillet, Europe's largest original equipment exhaust supplier, and Walker's European division, which is Europe's biggest replacement market supplier, is expected to more than double Walker's European business.

  Gillet operates 14 plants in Germany, France, the United Kingdom, Spain, Portugal and the Czech Republic and operates an engineering and technology center in Edenkoben. As a part of Tenneco Automotive's European consolidation plan, Tenneco Automotive plans to consolidate its headquarters and engineering center in Europe with the Gillet facilities by the end of the second quarter of 1995. A consolidation of Tenneco Automotive's and Gillet's manufacturing facilities will occur later in 1995 and in early 1996.

  In addition to the "Walker" line, Walker manufactures and distributes exhaust systems under a number of other brand names in the United States and foreign countries.

  Monroe Auto Equipment Company and its affiliates ("Monroe") are engaged principally in the design, manufacture and distribution of ride control products. Monroe ride control products consist of hydraulic shock absorbers, air adjustable shock absorbers, spring assisted shock absorbers, gas charged shock absorbers, struts, replacement cartridges and electronically adjustable suspension systems. Monroe manufactures and markets replacement shock absorbers for virtually all domestic and most foreign makes of automobiles. In addition, Monroe manufactures and markets shock absorbers and struts for use as original equipment on passenger cars and trucks, as well as for other uses. Monroe has six manufacturing facilities in the United States and eight foreign manufacturing operations in Australia, Belgium, Brazil, Canada, Mexico, the United Kingdom and Spain.

  The following table sets forth information relating to Monroe's sales:

                                                               PERCENTAGE OF
                                                                   SALES
                                                               ----------------
                                                               1994  1993  1992
                                                               ----  ----  ----
      United States Sales
        Automotive replacement equipment......................  72%   72%   77%
        Automotive original equipment.........................  28    28    23
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===
      Foreign Sales
        Automotive replacement equipment......................  66%   65%   61%
        Automotive original equipment.........................  34    35    39
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===
      Total Sales by Geographic Area
        United States.........................................  55%   58%   52%
        European Community....................................  36    33    35
        Canada................................................   0     0     0
        Other areas...........................................   9     9    13
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===

  Tenneco Automotive is actively pursuing opportunities to expand its business by entering additional geographic areas, including countries in Eastern Europe, Asia and South America. It is anticipated that this expansion will occur through a variety of means, including joint ventures and acquisitions.

  On December 23, 1994, the automotive parts business completed the sale of its brakes business. The brakes business consisted of the manufacture of non-asbestos friction material for brakes for cars and light trucks and the manufacture of non-asbestos friction brakes for heavy-duty vehicles. For additional information, see Note 3 in the "Notes to Financial Statements."

  The operations of Tenneco Automotive face intense competition from other manufacturers of automotive equipment.

                                   PACKAGING

  Packaging Corporation of America and other Tennessee subsidiaries ("PCA") manufacture and sell containerboard, paperboard, corrugated shipping containers, folding cartons, disposable plastic and aluminum containers, molded fiber products, and other related products. Its shipping container products are used in the packaging of food, paper products, metal products, rubber and plastics, automotive products and point of purchase displays. Its folding cartons are used in the packaging of soap and detergent, food products and a wide range of other consumer goods. Uses for its molded fiber products include produce and egg packaging, food service items and institutional and consumer disposable dinnerware, as well as a wide range of other consumer and industrial goods. Its disposable plastic and aluminum containers are sold to the food service, food processing and related industries. In addition to products bearing the name "Packaging Corporation of America", PCA manufactures and distributes products under the names "EZ POR", "Packaging Company of California", "Revere Foil Containers", "Dahlonega Packaging", "Dixie Container," "Agri-Pak" and "Pressware International."

  The following table sets forth information with respect to PCA's sales during the past three years:

                                                                  PERCENTAGE OF
                                                                      SALES
                                                                  ----------------
                                                                  1994  1993  1992
                                                                  ----  ----  ----
   Sales by Product Type
     Corrugated shipping containers and containerboard products.   56%   53%   53%
     Disposable plastic and aluminum products...................   20    22    21
     Molded fiber products......................................    9     9    10
     Folding cartons and recycled paperboard mill products......    9    10    10
     Paper stock and other......................................    6     6     6
                                                                  ---   ---   ---
                                                                  100%  100%  100%
                                                                  ===   ===   ===
   Total Sales by Geographic Area
     United States..............................................   90%   88%   88%
     European Community.........................................    5     7     8
     Canada.....................................................    2     2     1
     Other areas................................................    3     3     3
                                                                  ---   ---   ---
                                                                  100%  100%  100%
                                                                  ===   ===   ===

  At December 31, 1994, PCA operated 55 container plants, seven folding carton plants and 14 corrugated containerboard and paperboard machines at eight mills. Two of the mills (located in Georgia and Wisconsin), including substantially all of the equipment associated with both mills, are leased from third parties. PCA also has eight molded fiber products plants, one pressed paperboard plant, one lumber plant, three paper stock plants, and 10 disposable plastic and aluminum container plants. PCA's plants are located primarily in the United States. Its foreign plants are located in Great Britain, Spain, Canada, Switzerland, Germany and Hungary. In 1994, PCA increased its ownership in a Hungarian paperboard mill and folding carton plant from 30% to 100%, expanding the number of foreign plants owned by PCA. In the United States, PCA has a 50% ownership interest in a molded fiber distribution company and in a hardwood chip mill. In addition, PCA has a 50% interest in a folding carton plant in Dongguan, China, and a 50% interest in a folding carton plant in Bucharest, Romania.

  Generally, PCA faces intense competition from numerous competitors and alternative products in each of its geographic and product markets.

  The principal raw materials used by PCA in its mill operations are virgin pulp and reclaimed paper stock and, in its specialty products operations, aluminum and plastics. PCA obtains virgin pulp and reclaimed paper stock from independent logging contractors, from timberlands owned or controlled by it, from operation of its reclaimed paper stock collecting and processing plants and from other sources. PCA obtains aluminum rolling stock and plastic feed stock from various suppliers.

  At December 31, 1994, PCA owned 183,000 acres of timberland in Alabama, Michigan, Mississippi and Tennessee and leased, managed or had cutting rights on an additional 820,000 acres of timberland in those states and in Florida, Wisconsin and Georgia. During the years 1994, 1993 and 1992 approximately 20%, 22% and 18%, respectively, of the virgin fiber and timber used by PCA in its operations was obtained from timberlands controlled by it.

                                  SHIPBUILDING

  Newport News Shipbuilding and Dry Dock Company ("Newport News"), a Tennessee subsidiary located in Newport News, Virginia, is the largest privately owned shipbuilding company in the United States. Its primary business is constructing and overhauling nuclear-powered aircraft carriers for the United States Navy. Newport News also overhauls and repairs U.S. Navy and commercial vessels and refuels nuclear-powered ships. In recent months, Newport News has returned to the commercial shipbuilding market with the October 1994 award of a two-ship product tanker contract from a foreign owner. In addition, Newport News is pursuing international sales of its fast frigate. Newport News' shipbuilding facilities are located on the James River on approximately 475 acres of property which it owns.

  At December 31, 1994, the aggregate amount of Newport News' backlog of work to be completed was approximately $5.6 billion (substantially all of which is U.S. Navy-related), an increase from the backlog of $3.7 billion as of December 31, 1993. Although the cuts in naval shipbuilding following the end of the cold war have continued to put pressure on the Newport News backlog, Newport News was awarded the U.S. Navy contract in December 1994 to build Ronald Reagan, the next aircraft carrier for the United States. At December 31, 1994, Newport News anticipated that it would complete approximately $1.5 billion of the current backlog by December 31, 1995, and an additional $1.0 billion in 1996. The December 31, 1994, backlog of Newport News included contracts for the construction of three Nimitz-class aircraft carriers and four Los Angeles-class attack submarines. Also included in that backlog is a contract for the conversion of two Sealift ships. The present backlog extends into 2002. Subject to new orders, this existing backlog will decline as two submarines per year, on average, are delivered through 1996, and the aircraft carriers are delivered in 1995, 1998 and 2002.

  Newport News has various other contracts for U.S. Navy design work and for industrial projects. As is typical for similar Government contracts, all of Newport News' contracts with the U.S. Navy are unilaterally terminable by the U.S. Navy at its convenience with compensation for work completed and costs incurred.

  With respect to all U.S. Navy work, Newport News faces intense business pressures in the future because of expected declines in the United States' defense budget and excess ship building and repair capacity in the United States. Due to uncertainties as to future defense spending levels and the allocation of amounts appropriated for such spending to the various defense programs involved, Tenneco is unable to predict the number or timing of subsequent contracts for U.S. Navy construction or refueling and overhaul which may be awarded.

  To increase its competitiveness worldwide and in response to the anticipated decline in U.S. Navy budgets, Newport News has reduced its workforce by approximately 9,000 or 31% between December 31, 1990 and December 31, 1994.

  Newport News is aggressively pursuing new business opportunities and attempting to expand its business base in light of the declining U.S. Navy backlog, although there is no assurance that it will be able to do so to a material extent. Newport News recently executed contracts for two product tankers and has been selected to build and manage a shipyard in Abu Dhabi. These are examples of the early success in this diversification strategy. While the mix of jobs between U.S. Navy and commercial work is expected to change somewhat, the U.S. Navy will continue to be the leading customer of the shipyard. Newport News is pursuing major U.S. Navy overhaul and repair work and foreign military sales. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                        FARM AND CONSTRUCTION EQUIPMENT

  Case Corporation and its subsidiaries ("Case"), manufacture, market and distribute farm equipment and light- and medium-sized construction equipment. Case incorporated on April 22, 1994, as a wholly-owned subsidiary of Tenneco Inc. ("Tenneco") for the purpose of acquiring Tenneco's farm and construction equipment business (the "Case Business").

  Case is a leading worldwide manufacturer and distributor of farm equipment and of light- and medium-sized construction equipment. Case's market position is particularly significant in several product categories, including loader/backhoes and large, high-horsepower farm tractors and self-propelled combines.

  Case also manufactures and distributes replacement parts for various models of its farm and construction equipment. Case supplies over 350,000 parts, many of which are proprietary, to support products it has sold. Case distributes these parts to dealers and distributors through a network of parts depots throughout the world.

  Case products are distributed through a network of approximately 4,100 independent dealers and 113 company-owned retail stores located in all 50 states and in approximately 150 countries throughout the world.

  The farm equipment industry is highly competitive. Case competes with several large national and international full-line suppliers, as well as numerous short-line and specialty manufacturers with differing manufacturing and marketing methods. The construction equipment industry has a broad spectrum of competitors which specialize in various product lines and which are globally dispersed.

REORGANIZATION AND PUBLIC OFFERINGS

  In June 1994, pursuant to a Reorganization Agreement between Tenneco Inc., Case and Tenneco Equipment Corporation (the "Reorganization Agreement"), Case and its subsidiaries acquired the business and assets of the farm and construction equipment business (other than approximately $1.2 billion of U.S. retail receivables) of Tenneco and its subsidiaries in exchange for the following: (i) the assumption by Case and/or certain of its subsidiaries of all liabilities of the Case Business existing prior to the acquisition of the Case Business by Case and its subsidiaries (the "Reorganization"), except as described below, (ii) demand notes in the aggregate principal amount of $1.552 billion (the "Demand Notes"), (iii) 70 million shares of Common Stock of Case,
(iv) 1,500,000 shares of Series A Cumulative Convertible Preferred Stock of Case, and (v) $250 million aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2002 (the "Subordinated Notes") (accrued interest on which is payable in additional Subordinated Notes in lieu of cash until the second anniversary of issuance). Case and its subsidiaries became responsible and solely liable for all liabilities of the Case Business except for the following liabilities retained by Tenneco and its subsidiaries:
(i) liabilities for pension benefits accrued by Case's then current and former employees in the United States, both salaried and hourly, through the date of the Reorganization, (ii) liabilities for postretirement health and life insurance benefits for employees of the Case Business in the United States who retired on or before July 1, 1994, and their dependents, in each case to the extent that the Case Business was obligated on the date of the Reorganization,
(iii) certain liabilities for U.S. federal, state, local and foreign income and franchise taxes as agreed by Tenneco and Case, (iv) approximately $1.9 billion of debt of Tenneco's finance subsidiaries not sold to Case arising from the wholesale and retail financing programs historically offered by the Case Business, and (v) certain remaining cash advances from affiliated companies to subsidiaries that transferred net assets to Case but which remained as subsidiaries of Tenneco. The Demand Notes were issued by Case and certain of its subsidiaries in an aggregate principal amount equal to the estimated fair market value of the business and assets transferred to them in exchange for the Demand Notes and were paid in full contemporaneously with the closing on June 30, 1994, of the initial public offering of Case's Common Stock by certain subsidiaries of Tenneco, including the Company (the "Initial Offering"), from the proceeds of a term loan and other available cash.

  As a part of the Reorganization, the Company transferred all of its farm and construction equipment net assets to Case for consideration of common stock and cash.

  On June 30, 1994, Tenneco and certain of its subsidiaries, including the Company, sold approximately 29% of Case Corporation's common stock in an underwritten initial public offering and shares of Case Corporation Series A Cumulative Convertible Preferred Stock to unaffiliated investors in a negotiated transaction, resulting in gross proceeds to Tenneco and its subsidiaries of approximately $457,000,000. On November 22, 1994, Tenneco and certain of its subsidiaries, including the Company, sold an additional approximately 24% of the Case Corporation common stock in an underwritten secondary public offering (the "Secondary Offering"). On December 8, 1994, Tenneco Inc. and certain of its subsidiaries sold an additional 3% of the Case Corporation common shares when the underwriters involved in the Secondary Offering exercised their option to purchase additional shares to cover over-allotments. The Secondary Offering resulted in gross proceeds to Tenneco and its subsidiaries of approximately $368,000,000. The Company received proceeds of $103,000,000 on the sale of the portion of its Case common shares included in the initial and secondary public offerings.

  In addition, as part of the Reorganization, Tenneco Credit Corporation, a wholly-owned subsidiary of Tenneco Inc., retained ownership of approximately $1.2 billion of Case's U.S. retail receivables and related debt existing at the time of the Reorganization which is not redeemable prior to maturity. At December 31, 1994, approximately $879 million of the retail receivables remained outstanding.

RESTRUCTURING OF CASE OPERATIONS

  On March 21, 1993, the Board of Directors of Tenneco Inc. adopted a comprehensive restructuring program for Case (the "Case Restructuring Program") which resulted in a pre-tax charge of $920 million ($843 million after taxes, or $5.85 per average common share), all of which was reflected in the 1992 loss from continuing operations before interest expense, income taxes and minority interest. Such pre-tax charge was reduced by $20 million and $16 million in 1993 and 1994, respectively. Implementation of the Case Restructuring Program was commenced in 1993, and various restructuring actions in the program were completed in 1993 and 1994 and others are in process. The Case Restructuring Program is expected to be substantially completed by 1997.

  The Case Restructuring Program is highly complex, and effectively implementing it continues to be a major undertaking. The specific restructuring measures were based on management's best business judgment under prevailing circumstances and on assumptions which may be revised over time and as circumstances change. Case continues to believe that the successful completion of the Case Restructuring Program will enhance its operating income and pre-tax cash flow over 1992 levels by approximately $200 million annually by 1997. For additional information about Case's restructuring program, see Note 14 to "Notes to the Financial Statements."

                                   CHEMICALS

  On December 13, 1994, Tenneco announced its intention to sell its Albright & Wilson Chemicals division in an initial public offering in the United Kingdom. The offering was completed on March 8, 1995.

  Albright & Wilson plc, a British-based chemical company, and its subsidiaries ("Albright & Wilson"), are engaged in the chemical business. Albright & Wilson has four manufacturing facilities in the United Kingdom, five manufacturing facilities in the United States and, together with joint ventures, 26 additional manufacturing facilities in 14 other countries (Canada, Colombia, Australia, Italy, France, Spain, Mexico and seven countries in Asia). In the years 1994, 1993 and 1992, approximately 82%, 81% and 84%, respectively, of Albright & Wilson's sales were made outside the United States.

  The principal products of Albright & Wilson are phosphorus chemicals and surfactants and a range of specialty chemicals for water management, flame retardants and intermediates for pharmaceuticals and agricultural chemicals. The following table sets forth sales of Albright & Wilson by product lines for the periods indicated:

                                                                 1994  1993  1992*
                                                                 ----  ----  -----
   Surfactants..................................................  39%   40%    44%
   Phosphorus chemicals.........................................  35    35     35
   Specialty chemicals..........................................  26    25     21
                                                                 ---   ---    ---
       Totals................................................... 100%  100%   100%
                                                                 ===   ===    ===

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

  In December 1994, Albright & Wilson acquired a 50% interest in Troy Grupo Industrial S.A. de C.V., a Mexican corporation whose principal subsidiary is engaged in the manufacture of purified wet phosphoric acid and other phosphate based chemicals.

                                     OTHER

  Tennessee has several wholly-owned finance subsidiaries which purchase interest-bearing and noninterest-bearing trade receivables from its operating subsidiaries. Prior to the Reorganization, Tenneco International Finance Limited purchased wholesale receivables primarily generated by the sale or lease of Case farm and construction equipment to its domestic and foreign dealers and was funded primarily through private debt markets. Tenneco International Finance Limited continues to be an indirect wholly-owned subsidiary of the Company.

                               BUSINESS STRATEGY

  Since September 1991 Tenneco Inc., Tennessee's parent company, has focused on various initiatives and taken steps designed to strengthen its financial results and improve its financial flexibility and thereby generate greater returns to its stockholders. Asset evaluation and redeployment have been and will continue to be important parts of this strategy. Tenneco continues to study opportunities for the strategic repositioning and restructuring of its operations (including through acquisitions, dispositions, divestitures, spin-offs and joint venture participation, wholly and partially, of various businesses).

                             ENVIRONMENTAL MATTERS

  The Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $90 million in 1995 and that capital expenditures for environmental matters will range from approximately $290 million to $484 million in the aggregate for the years 1996 through 2006.

  For information regarding environmental matters see Item 3, "Legal Proceedings--Environmental Proceedings" and "--Potential Superfund Liability",
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters" and Note 15 "Commitments and Contingencies" in the "Notes to Financial Statements." See also Note 1 "Summary of Accounting Policies--Environmental Liabilities" in the "Notes to Financial Statements."

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

  The Company has executed a consent order with the United States Environmental Protection Agency ("EPA") governing the remediation of its compressor stations in Regions IV, V and VI. With respect to the stations in Regions II and III, the EPA has advised the Company that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to the Company. The Company anticipates that it will soon reach an agreement with the Pennsylvania Department of Environmental Resources ("PaDER") and will enter into a consent order on remediation at the Pennsylvania stations (under which the Company also agrees to pay a civil penalty and, in addition, to make a contribution for environmental projects); meanwhile, the Company will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. Tennessee believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company and its consolidated subsidiaries. See Notes 6 and 15 to "Notes to Financial Statements" for additional information.

  In Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Co. (Franklin County Circuit Court, Docket No. 88-C1-1531, November 16, 1988), the Kentucky environmental agency alleges that the Company discharged pollutants into the waters of the state without a permit and seeks an injunction against future discharges and a civil penalty. Counsel for Tennessee are unable to express an opinion as to its ultimate outcome. Tennessee believes that the resolution of this issue will not have a material adverse effect on its consolidated financial position or results of operations.

  A subsidiary of the Company owns a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), which owns an interstate natural gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island. The operator of the pipeline is Iroquois Pipeline Operating Company ("the Operator"), a subsidiary of TransCanada Pipelines, Ltd., an affiliate of TransCanada Iroquois, Ltd., which is also a partner in Iroquois.

  In early 1992, Iroquois was informed by U.S. Attorneys' Offices for the Northern, Southern, and Eastern Districts of New York that a civil investigation had been initiated to determine whether civil environmental violations occurred during construction of the pipeline. In February 1992, 26 alleged violations were identified to Iroquois in writing. In response, Iroquois denied that such violations had occurred and asserted that all concerns raised by governmental authorities during construction had been fully addressed. Iroquois subsequently was informed that the alleged violations included certain matters referred to in field reports prepared by a Federal/State Inter-Agency Task Force which surveyed the right-of-way in connection with the right-of-way restoration program. Iroquois responded to the appropriate U.S. Attorneys' Offices that none of the matters referenced in field reports issued to date represent violations of any law or governmental authorization. As of March 28, 1995, no proceedings in connection with this civil investigation have been commenced against Iroquois by the federal government.

  On December 3, 1993, Iroquois received notification from the Enforcement Staff of the Federal Energy Regulatory Commission's Office of the General Counsel ("Enforcement") that Enforcement has commenced a preliminary, non-public investigation concerning the construction of certain of Iroquois' pipeline facilities. That office has requested certain information regarding such construction. In addition, on December 27, 1993, Iroquois received a similar request for information from the Army Corps of Engineers requesting certain information regarding permit compliance in connection with certain aspects of the pipeline's construction. By a notice issued on February 6, 1995, the Public Service Commission of the State of New York (the "NYPSC") also has requested Iroquois to respond to certain allegations set out in a petition filed by GASP Coalition and Anne Marie Mueser in January 1995 with the NYPSC requesting an investigation by the NYPSC of aspects of the construction of the pipeline. Iroquois has been evaluating and responding to these agencies' requests for information. No proceedings have been commenced against Iroquois in connection with these agency inquiries.

  A criminal investigation relating to the construction of the pipeline facilities has been initiated by the U.S. Attorney's Office for the Northern District of New York in conjunction with the EPA and the Federal Bureau of Investigation ("FBI"). According to a press release issued by the FBI in June 1992, areas under investigation include possible environmental violations, wire fraud, mail fraud and providing false information or concealment of information from federal agencies in conjunction with construction of the pipeline. While no criminal charges have been filed to date, counsel for Iroquois and counsel for the Operator have met with the Assistant U.S. Attorney in charge of the investigation and plan to meet with him again in the near future in order to discuss the issues under investigation and to explore the possibility of a negotiated resolution of the issues raised in the criminal, civil and administrative inquiries (a "global resolution"). In the absence of a negotiated resolution, Iroquois deems it probable that the U.S. Attorney will seek indictments and, in them, substantial fines and other sanctions.

  As a general partner, the Company's subsidiary may be jointly and severally liable with the other partners for the liabilities of Iroquois. The Company has a contract to provide gas dispatching as well as post-construction field operation and maintenance services for the Operator of Iroquois, but the Company is not the Operator and is not an affiliate of the Operator. Moreover, the foregoing proceedings and investigations have not affected pipeline operations. Based upon information available to the Company at March 28, 1995, Tennessee believes that neither the Company nor any of its subsidiaries is a target of the criminal investigation described above. Further, while a global resolution of these inquiries could have a material adverse effect on the financial condition of Iroquois, Tennessee believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

  On August 2, 1993, the Department of Justice filed suit against Packaging Corporation of America ("PCA") in the Federal District Court for the Northern District of Indiana, alleging that wastewater from PCA's molded fiber products plant in Griffith, Indiana interfered with or damaged the Town of Griffith's municipal sewage pumping station on two occasions in 1991 and 1993, resulting in discharges by the Town of Griffith of untreated wastewater into a river. PCA and the Department of Justice have agreed in principle to settle the suit. Specifics of the consent decree are still being negotiated by PCA and the Department of Justice.

 (2) Potential Superfund Liability.

  At December 31, 1994, Tennessee has been designated as a potentially responsible party in 66 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tennessee is fully indemnified by third parties. With respect to certain other sites, Tennessee has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tennessee has estimated its share of the remediation costs to be between $13 million and $72 million or 0.4% to 2.2% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tennessee's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tennessee could be required to pay in excess of its pro rata share of remediation costs. Tennessee's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tennessee's determination of its estimated liability. Tennessee does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its consolidated financial position or results of operations.

  For additional information concerning environmental matters, see the caption "Environmental Matters" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the caption "Environmental Matters" under Note 15 to the Financial Statements.

 (3) Other Proceedings.

  On October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave the Company notice that it was adding new production and/or acreage "to the contract". An amendment to the pleadings seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company believes it has meritorious defenses to the claims of ICA and TransTexas, which defenses it will vigorously assert. For additional information, see Note 6 in the "Notes to Financial Statements".

  The Company and its subsidiaries are parties to numerous other legal proceedings arising from their operations. The Company believes that the outcome of these other proceedings, individually and in the aggregate, will have no material effect on Tennessee's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1994.

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

  Agreements under which certain indebtedness of the Company is outstanding contain provisions restricting the Company's right to pay dividends and make other distributions on its Common Stock. At December 31, 1994, under its most restrictive dividend provision, the Company had approximately $2.9 billion of retained earnings available for the payment of dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

  Item 6, "Selected Financial Data", has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction J to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following review of the results of operations and financial condition of the Company and consolidated subsidiaries should be read in conjunction with the Consolidated Financial Statements and related notes.

YEARS 1994 AND 1993

1994 STRATEGIC ACTIONS

  During 1994, Tennessee completed or initiated several strategic objectives. These actions included the following:

. In June 1994, Tenneco completed an IPO of approximately 29 percent of the common stock of Case. In November 1994, a secondary offering of Case common stock reduced Tenneco's ownership interest in Case to approximately 44 percent. Tenneco's combined proceeds from the two transactions were $694 million, net of commissions and expenses. Prior to the IPO, Tenneco reorganized this segment resulting in Tennessee selling all of its farm and construction equipment net assets to Case Corporation for consideration of Case Corporation common stock and cash. In connection with the reorganization, IPO and secondary offering, Tennessee received net proceeds of $204 million and recognized a loss of $33 million, including $35 million of income tax benefit. Although Tennessee recorded a loss on these transactions, Tenneco in the aggregate recorded a gain of $36 million, including a $7 million tax benefit. (Reference is made to Note 3, "Discontinued Operations, Disposition of Assets and Extraordinary Loss," in the "Notes to Financial Statements" for additional information.)

. In December, Tenneco announced its intent to offer 100 percent of Albright &
  Wilson, its chemical segment, in an IPO offered primarily in the United Kingdom. This resulted in an after-tax loss on the sale of $166 million and net proceeds of $707 million. The offering was completed in early March 1995.

. New projects or acquisitions have been announced representing capital commitments of approximately $600 million over the next three years as a part of the strategy to redeploy assets from slower-growth cyclical businesses into higher-growth areas. These commitments include new international projects in Australia, India, China and Germany, as well as domestic opportunities in packaging and natural gas.

RESULTS OF OPERATIONS

REVENUES

  Revenues for 1994 were $8.68 billion, down from $9.40 billion in 1993. Natural gas pipelines revenues were down $484 million or 17 percent as customers shifted from sales to transportation service in the regulated business and gas prices fell in the nonregulated gas marketing business. Revenues for farm and construction equipment were $518 million, compared with $1.01 billion in 1993. Case revenues were down in 1994 compared to 1993 due to the sale of Case prior to the IPO in June 1994. Automotive parts revenues were $1.85 billion, a $222 million or 14 percent increase, compared with 1993 primarily due to improved sales in both the aftermarket and original equipment market. Revenues for shipbuilding decreased to $1.75 billion, or six percent, due to a drop in carrier and submarine construction work and the fourth quarter 1993 divestiture of Sperry Marine. Packaging revenues increased $142 million, or seven percent, to $2.18 billion in 1994, as prices in the containerboard business recovered from the seven-year low reached in the third quarter of 1993.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

  Operating income was $1,221 million for 1994. This was a decrease of $20 million over 1993's operating income of $1,241 million. Excluding gains and losses from asset sales and other special items including plant consolidations, 1994 operating income increased $119 million, or 10 percent, compared with 1993 primarily due to improved pricing in packaging's containerboard business and higher sales volumes in the automotive parts segment.

NATURAL GAS PIPELINES

REVENUES

  Revenues for natural gas pipelines decreased $484 million to $2,378 million in 1994. This primarily is a result of the implementation of Federal Energy Regulatory Commission ("FERC") Order 636 during the fall of 1993, which essentially ended natural gas sales by regulated pipelines. Additionally, the decline in natural gas prices in 1994 lowered revenues in the nonregulated segment. Revenues from the regulated businesses decreased $384 million to $918 million in 1994, while revenues from nonregulated businesses decreased
$100 million to $1,460 million in 1994.

OPERATING INCOME

  Natural gas pipelines operating income for 1994 was $415 million, compared with $411 million in 1993. Special items, including gains on asset sales along with regulatory and litigation settlements, amounted to $34 million in 1994 and $28 million in 1993. Special items in 1994 included a $23 million gain on the sale of a 20 percent interest in Tenneco Energy Resources Corporation to Ruhrgas AG. When non-recurring items in both years are excluded, operating income in 1994 declined slightly, compared with 1993. Significant growth in the nonregulated businesses, including an increase in Tenneco Ventures' operating income, was offset by declines in the regulated business caused by implementing Order 636.

OUTLOOK

  Tenneco Gas' strategy for future growth is to utilize its regulated pipelines to provide a substantial base of income as well as monetize non-strategic assets and redeploy those resources into more profitable, nonregulated businesses. During 1994, Tenneco Gas achieved record transportation volumes in both its regulated and nonregulated pipelines, and plans to continue maintaining its market strength in the future. Tenneco Gas' regulated pipelines moved to expand its markets by proposing to build the 350-mile Mid-Atlantic Pipeline. In addition, Tenneco Gas has committed approximately one-half of its capital budget for 1995 to investments in the nonregulated businesses, compared with three percent in 1992. Also, during 1994,

Tenneco Gas was chosen to participate in constructing a pipeline from Bolivia to Brazil and to conduct final feasibility studies for an offshore pipeline in Taiwan. Tenneco Gas also was selected by the government of Queensland, Australia, to develop, own and operate a 470-mile, $170 million pipeline, which is expected to be on-line in 1996. In addition, Tenneco Gas is engaged in a feasibility study for the construction, ownership, and operation of a 750-mile pipeline from Argentina to Chile.

  In October 1994, Tenneco Gas announced the acquisition of ARK Energy, Inc., a privately-owned power generation company, for approximately $60 million in Tenneco Inc. common stock and other consideration. Tenneco Gas is scheduled to complete the acquisition by midyear 1995.

  On December 30, 1994, the Company filed a general rate increase in Docket No. RP95-112 which reflected an increase in the Company's revenue requirement of $118 million, including recovery of certain environmental costs. On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. This order also required the convening of a technical conference to address various concerns raised by the FERC and the Company's customers over, among other issues, the Company's ability to provide its shippers with timely and accurate operating and billing information and the associated systems costs. The ultimate resolution of these issues may result in adjustments to customer billings. Subject to the outcome of these issues and certain modifications identified in the FERC order, the increased rates will become effective on July 1, 1995, subject to refund. (Reference is made to Note 15, "Commitments and Contingencies--Environmental Matters," in the "Notes to Financial Statements" for additional information.)

AUTOMOTIVE PARTS

REVENUES

  Revenues for automotive parts increased to $1,850 million in 1994 from $1,628 million in 1993 because of increased sales in both the aftermarket and original equipment market. Major North American promotion efforts in support of Monroe's new Sensa-Trac product were a big factor in the revenue increase in the worldwide replacement market for ride control products.

  Increased new car and truck production in North America contributed to the increase in worldwide original equipment sales. European revenues improved 19 percent as the economy rebounded from the recession.

OPERATING INCOME

  Automotive parts operating income for 1994 was $205 million, compared with $198 million in 1993. The 1994 operating income included a $17 million charge for plant consolidations in Europe associated with acquiring Heinrich Gillet GmbH & Company ("Gillet") in Germany and a $5 million charge taken in the second quarter for closing a plant in Ohio. Excluding special items, operating income increased $29 million, or 15 percent, compared with 1993. This increase is a result of higher volumes in North America and Europe and was partially offset by higher costs for new product development and new facility start-up.

  In November 1994, Tenneco announced that its Tenneco Automotive subsidiary completed the acquisition of Gillet for $44 million in cash and $69 million in assumed debt. Gillet is the leading manufacturer of original equipment exhaust systems and components for European auto makers.

  As part of the European consolidation plan, Tennessee consolidated the headquarters and engineering center in Europe with the Gillet facilities in the first quarter of 1995. The manufacturing facilities consolidation will occur later in 1995.

OUTLOOK

  The Gillet acquisition added to Tenneco Automotive's global manufacturing and engineering network. It also brought many new original equipment customers and orders to Walker, making it the market share leader in the European original equipment exhaust market.

  Tenneco Automotive's future growth will also come from new product introductions. Sensa-Trac shocks and struts were introduced in North America, France, and Australia in 1994 with immediate positive customer response. In 1995 Sensa-Trac products will be introduced in South America and the rest of Europe.

PACKAGING

REVENUES

  Revenues for the packaging segment increased to $2,184 million in 1994 from $2,042 million in 1993. Containerboard prices improved significantly, and Packaging achieved record productivity levels despite tightening supply conditions. Revenues from the containerboard business were up 11 percent to $1,529 million in 1994 while revenues from the specialty business were essentially flat.

OPERATING INCOME

  Packaging's operating income for 1994 was $209 million, compared with $139 million in 1993. The 1993 operating income included $29 million from gains related to asset realignment. Excluding these gains, operating income increased $99 million, or 90 percent, compared with 1993 primarily because of improved containerboard pricing.

  The containerboard business earned $139 million, up $104 million compared with 1993, excluding the 1993 asset realignment gains. Prices rose from depressed levels in 1993 and contributed $125 million, excluding the recycling business, of increased operating income. This was partially offset by higher raw material costs of $32 million, but improved productivity helped counter rising raw material costs. Containerboard productivity rose 1.6 percent, with mill operating rates exceeding rated capacity for the full year.

  The specialty business operating income for 1994 declined $5 million to $70 million, excluding the asset realignment gains in 1993. Both the aluminum and plastic packaging businesses reported improved operating income. Plastic packaging volumes grew seven percent in 1994 and demand continues to be strong. Operating income for plastics rose 40 percent in 1994, reflecting increased volumes and higher pricing. The increase in operating income provided by the aluminum and plastic businesses was more than offset by weak performance in the molded fiber business, where higher raw material costs had a negative effect on operating income. Prices for recycled newspaper, a major raw material for molded fiber, rose to over $100 per ton, compared with $26 per ton in 1993.

OUTLOOK

  Containerboard production increased six percent throughout the industry in 1994 and, with industry inventory levels at less than four weeks' supply in December, Packaging expects demand to remain strong in 1995. Despite strong demand overseas, export shipments during the fourth quarter of 1994 dropped sharply, as producers worked to meet domestic demand. Packaging expects both domestic and export demand to remain strong in 1995, and combined with limited capacity additions, this should keep industry production at or near capacity.

  In October 1994, Tenneco announced a $73 million upgrade at the Counce, Tennessee, mill. This upgrade should be completed by the end of the second quarter of 1996 and increase production capacity by

120,000 tons annually. The upgrade will allow production of lighter weight linerboard with higher recycled content and a smoother surface suitable for higher quality printing.

  The specialty business also offers opportunities for growth and higher margins. The aluminum foil container market is growing at four percent per year, and the plastic food service business has expanded at five to eight percent per year over the past five years, a pace Packaging expects to continue. To take advantage of these growth markets, Packaging is aggressively managing its costs, developing new products and adding capacity as required. Packaging also consistently reviews acquisition candidates, both domestic and foreign, for additional sources of growth.

SHIPBUILDING

REVENUES

  Revenues for shipbuilding of $1,753 million in 1994 were six percent below revenues of $1,861 million in 1993. This decrease was due to the 1993 divestiture of Sperry Marine and lower volumes on carrier and submarine work.

OPERATING INCOME

  Shipbuilding's operating income for 1994 was $200 million compared with $225 million in 1993. Special items in 1993 included a $15 million gain on the sale of Sperry Marine and a $12 million benefit from recovering a portion of the postretirement benefit costs reserve that was established when Statement of Financial Accounting Standards ("FAS") No. 106 was adopted in 1992. If these special items were excluded, operating income increased $2 million in 1994 on revenues that were six percent lower due to aggressive efforts to improve productivity and control costs.

OUTLOOK

  Shipbuilding will continue to seek U.S. Navy work, but at the same time will focus more on the large, global commercial and military markets. The target is for Navy work to provide 60 percent of total revenues by 1999, with 40 percent coming from commercial and international military sectors. U.S. Navy work was more than 90 percent of total revenues for 1994. Newport News is making capital investments in support of its efforts to capture future U.S. Navy work and its expansion into commercial and international military markets, and to improve its productivity. Major investments now underway include substantial modifications to its steel production capability to achieve world class efficiency, expansion of Dry Dock 12 (already the largest in the western hemisphere) and construction of a consolidated nuclear powered ship refueling facility.

  The backlog at the end of 1994 was $5.6 billion, compared with $3.7 billion at the end of 1993. The next aircraft carrier, RONALD REAGAN (CVN-76), a defueling and deactivation contract for the nuclear cruiser LONG BEACH, and two "Double Eagle" product tankers were added to the backlog in 1994. Newport News became the first American shipyard since 1957 to obtain a commercial construction contract from a foreign shipowner with the export order for two "Double Eagle" product tankers, with an option for two more. The shipyard is also a finalist for the possible sale of two to six fast frigates to the United Arab Emirates.

  In addition to the three new projects mentioned above, the 1994 backlog included four LOS ANGELES-class submarines, two NIMITZ-class aircraft carriers (JOHN C. STENNIS and HARRY S. TRUMAN) and the SEALIFT conversion contract involving two ships. In addition, Newport News has ongoing engineering contracts as the lead design yard for the LOS ANGELES-class and SEAWOLF-class submarines. Newport News also has contracts to plan upcoming overhauls for the carriers EISENHOWER and ROOSEVELT. Subject to new orders, this existing backlog will decline as two submarines per year, on average, are delivered through 1996, and the aircraft carriers are delivered in 1995, 1998 and 2002.

FARM AND CONSTRUCTION EQUIPMENT

  In 1994 Tenneco reduced its ownership in Case to approximately 44 percent, of which Tennessee now owns approximately two percent, through an initial public offering in June and a secondary public offering of Case's stock in November. As a result, the method of reporting Case's financial results changed in July 1994 to the cost method of accounting. In the months of January through June, Tennessee recorded 100 percent of Case's revenues, operating income, interest expense and taxes. (For additional information, see "1994 Strategic Actions" above and Notes 1 and 3, "Control and Summary of Accounting Policies" and "Discontinued Operations, Disposition of Assets and Extraordinary Loss," in the "Notes to Financial Statements".)

REVENUES

  Revenues for Case decreased to $518 million in 1994 from $1,014 million in 1993 primarily due to the sale of Case. Revenues for Case included only the first six months of 1994 because of Tennessee's sale of its farm and construction equipment net assets prior to the IPO that was completed in June 1994.

OPERATING INCOME

  Case reported an operating loss of $1 million in 1994, compared with an operating loss of $13 million reported in 1993, excluding the 1993 reduction of restructuring charges of $62 million. The $12 million improvement in 1994 results (excluding the 1993 restructuring charge reduction) was due to improving conditions in European markets.

OUTLOOK

  Tenneco intends to review its ownership position of Case periodically and may consider future dispositions through sales of shares through public or private offerings, through dividends or distributions to its stockholders, or otherwise. Any such future dispositions will depend upon a number of factors, including existing market conditions and the tax consequences of the transactions in question.

OTHER

  Tennessee's other operations reported operating income of $193 million in 1994, compared with $219 million for 1993. Other operating income is primarily attributable to affiliated interest income. The decrease in operating income is due primarily to the 1994 loss of $68 million from the Case reorganization and initial and secondary public offerings.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Net interest incurred declined $13 million from $278 million in 1993 to $265 million in 1994. The decrease was a result of lower debt levels, continued emphasis on managing for cash flow and working capital and changing Case reporting to the cost method in July 1994. Interest capitalized increased to $4 million in 1994 from $3 million in 1993 due to higher levels of major capital projects.

  Finance charges (interest expense related to finance subsidiaries classified as an operating expense) were $7 million in 1994 versus $22 million in 1993. This lower expense was due to lower average debt levels resulting from the Case reorganization and IPO.

INCOME TAXES

  Income tax expense for 1994 was $290 million versus $329 million reported for 1993. The decrease in tax expense in 1994 was from lower pre-tax income and tax benefits from the realization of previously unrecognized deferred tax assets resulting from consolidation of Tennessee's German operations and the sale of businesses. (Reference is made to Note 7 "Income Taxes," in the "Notes to Financial Statements" for additional information.)

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  Loss from discontinued operations in 1994 of $162 million, net of income tax expense of $118 million, resulted from the sale of Tennessee's chemicals and brakes businesses. The loss of $191 million, net of $103 million income tax expense, on the sale of these businesses included a $166 million loss, net of income tax expense of $117 million, from the sale of the chemicals business, and a $25 million loss from the sale of the brakes business, net of income tax benefit of $14 million. Net income from the chemicals operations in 1994 was $32 million, net of income tax expense of $19 million. Net loss in 1994 from the brakes operations was $3 million, net of income tax benefit of $4 million.

  Income from discontinued operations in 1993 of $59 million, net of income tax expense of $12 million, was attributable to the sale of Tennessee's brakes business and chemical operations in 1994. Net loss for 1993 for the brakes business was $4 million, net of income tax benefit of $3 million. Net income for the chemicals business was $63 million, net of income tax expense of $15 million.

  Extraordinary loss for 1993 was $24 million, net of income tax benefit of $12 million. This was the result of redemption premiums from prepaying high interest-bearing long-term debt. (Reference is made to Note 3 "Discontinued Operations, Disposition of Assets and Extraordinary Loss," in the "Notes to Financial Statements" for additional information regarding these discontinued operations.)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tennessee adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits." This new standard was adopted using the cumulative catch-up method and requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. As a result of adopting this statement, the 1994 Statement of Income (Loss) reflected an after-tax charge of $13 million for the cumulative effect of the accounting change. (Reference is made to Note 1, "Control and Summary of Accounting Policies--Changes in Accounting Principles," in the "Notes to Financial Statements" for additional information.)

CAPITAL EXPENDITURES


  Expenditures for plant, property and equipment from continuing operations for 1994 were $650 million, compared with $431 million for 1993. Increased expenditures for natural gas pipelines ($161 million), automotive parts ($17 million), packaging ($42 million) and other ($13 million) were partially offset by declines for farm and construction equipment ($7 million) and shipbuilding ($7 million). (See Note 13, "Segment and Geographic Area Information," in the "Notes to Financial Statements" for a complete breakdown of capital expenditures by operating segment.)

FERC MATTERS

  The Company has deferred certain costs associated with renegotiating gas supply contracts as a result of FERC Order 636 ("GSR costs"). The amount to be recovered from its customers is approximately $177 million, net of $187 million previously collected subject to refund, at December 31, 1994. Proceedings have commenced to review the recovery of these GSR costs; however, the FERC has also generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 contemplates complete recovery by pipelines of qualified transition costs, the Company has initiated settlement discussions with its customers concerning the amount of recoverable GSR costs in response to recent FERC and customer statements acknowledging the desirability of such settlements. The Company is also engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued the Company, although the Company believes that its defenses in the underlying gas purchase contract actions are meritorious.

  In connection with the Company's GSR cost recovery, the Company, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by the Company of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge who is to issue his initial decision by December 31, 1995. The FERC has committed to a final order by December 31, 1996. The FERC order stated that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. The hearing will be limited to the issue of whether the settlement agreements are prudent.

  Also in connection with the Company's GSR cost recovery proceedings, on October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave the Company notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company believes it has meritorious defenses to the claims of ICA and TransTexas, which defenses it will vigorously assert.

  Given the uncertainty over the results of ongoing discussions between the Company and its customers related to the recovery of GSR costs and the uncertainty related to predicting the outcome of its gas purchase contract reformation efforts and the associated litigation, Tennessee is unable to predict the timing or the ultimate impact the resolution of these issues will have on its consolidated financial position or results of operations.

  Following issuance of the final order by the FERC approving the Company's partial settlement of its 1991 rate case, the Company has made refunds to its customers of approximately $200 million in February 1995 related to rates collected since September 1, 1993, to October 31, 1994. (Reference is made to
Note 6, "Federal Energy Regulatory Commission ("FERC") Regulatory Matters," in the "Notes to Financial Statements" for additional information.)

ENVIRONMENTAL MATTERS

  Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered, including prior experience in remediation of contaminated sites, other companies' cleanup experience, and data released by the United States Environmental Protection Agency ("EPA") or other organizations. These liabilities are included in the balance sheet at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded separately from the associated liability in the financial statements.

  The Company is a party in proceedings involving federal and state authorities regarding the past use by the Company of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems.

  The Company has executed a consent order with the EPA governing the remediation of its compressor stations in Regions IV, V and VI. With respect to the stations in Regions II and III, EPA has advised the Company that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to the Company. The Company anticipates that it will soon reach an agreement with the Pennsylvania Department of Environmental Resources ("PaDER") and will enter into a consent order on remediation at the Pennsylvania stations (under which the Company also agrees to pay a civil penalty and, in addition, to make a contribution for environmental projects); meanwhile, the Company will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. Tennessee believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries. (See
Note 6, "Federal Energy Regulatory Commission ("FERC") Regulatory Matters" in the "Notes to Financial Statements" for additional information.)

  A subsidiary of the Company owns a 13.2% general partnership interest in Iroquois Gas Transmission Systems, L.P. ("Iroquois"), which owns an interstate natural gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island. The operator of the pipeline is Iroquois Pipeline Operating Company ("the Operator"), a subsidiary of TransCanada Pipelines, Ltd., an affiliate of TransCanada Iroquois, Ltd. which is also a partner in Iroquois.

  In early 1992, Iroquois was informed by U.S. Attorney's Offices for the Northern, Southern, and Eastern Districts of New York that a civil investigation had been initiated to determine whether civil environmental violations occurred during construction of the pipeline. In February 1992, 26 alleged violations were identified to Iroquois in writing. In response, Iroquois denied that such violations had occurred and asserted that all concerns raised by governmental authorities during construction had been fully addressed. Iroquois subsequently was informed that the alleged violations included certain matters referred to in field reports prepared by a Federal/State Inter-Agency Task Force which surveyed the right-of-way in connection with the right-of-way restoration program. Iroquois responded to the appropriate U.S. Attorneys' Offices that none of the matters referenced in field reports issued to date represent violations of any law or governmental authorization. As of March 28, 1995, no proceedings in connection with this civil investigation have been commenced against Iroquois by the federal government.

  On December 3, 1993, Iroquois received notification from the Enforcement Staff of the Federal Energy Regulatory Commission's Office of the General Counsel ("Enforcement") that Enforcement has commenced a preliminary, non-public investigation concerning the construction of certain of Iroquois' pipeline facilities. That office has requested certain information regarding such construction. In addition, on December 27, 1993, Iroquois received a similar request for information from the Army Corps of Engineers requesting certain information regarding permit compliance in connection with certain aspects of the pipeline's construction. By a notice issued on February 6, 1995, the Public Service Commission of the State of New York (the "NYPSC") also has requested Iroquois to respond to certain allegations set out in a petition filed by GASP Coalition and Anne Marie Mueser in January 1995 with the NYPSC requesting an investigation by the NYPSC of aspects of the construction of the pipeline. Iroquois has been evaluating and responding to these agencies' requests for information. No proceedings have been commenced against Iroquois in connection with these agency inquiries.

  A criminal investigation relating to the construction of the pipeline facilities has been initiated by the U.S. Attorney's Office for the Northern District of New York in conjunction with the EPA and the Federal Bureau of Investigation ("FBI"). According to a press release issued by the FBI in June 1992, areas under investigation include possible environmental violations, wire fraud, mail fraud and providing false information or concealment of information from federal agencies in conjunction with construction of the pipeline. While no criminal charges have been filed to date, counsel for Iroquois and counsel for the Operator have met with the Assistant U.S. Attorney in charge of the investigation and plan to meet with him again in the near future in order to discuss the issues under investigation and to explore the possibility of a negotiated resolution of the issues raised in the criminal, civil and administrative inquiries (a "global resolution"). In the absence of a negotiated resolution, Iroquois deems it probable that the U.S. Attorney will seek indictments and, in them, substantial fines and other sanctions.

  As a general partner, the Company's subsidiary may be jointly and severally liable with the other partners for the liabilities of Iroquois. The Company has a contract to provide gas dispatching as well as post-construction field operation and maintenance services for the Operator of Iroquois, but the Company is not the Operator and is not an affiliate of the Operator. Moreover, the foregoing proceedings and investigations have not affected pipeline operations. Based upon information available to the Company at March 28, 1995, Tennessee believes that neither the Company nor any of its subsidiaries is a target of the criminal investigation described above. Further, while a global resolution of these inquiries could have a material adverse effect on the financial condition of Iroquois, Tennessee believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

  At December 31, 1994, Tennessee has been designated as a potentially responsible party in 66 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tennessee is fully indemnified by third parties. With respect to certain other sites, Tennessee has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tennessee has estimated its share of remediation costs to be between $13 million and $72 million or 0.4% to 2.2% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tennessee's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tennessee could be required to pay in excess of its pro rata share of remediation costs. Tennessee's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tennessee's determination of its estimated liability. Tennessee does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its financial position or results of operations. (For further information, reference is made to Note 15, "Commitments and Contingencies--Environmental Matters," in the "Notes to Financial Statements.")

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        INDEX TO FINANCIAL STATEMENTS OF TENNESSEE GAS PIPELINE COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Report of independent public accountants..................................  29
Statements of income (loss) for each of the three years in the period ended December 31, 1994..................................................  30
Balance sheets--December 31, 1994 and 1993................................  31
Statements of cash flows for each of the three years in the period ended
 December 31, 1994........................................................  33
Statements of changes in stockholder's equity for each of the three years in the period ended December 31, 1994....................................  34
Notes to financial statements.............................................  35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tennessee Gas Pipeline Company:

We have audited the accompanying balance sheets of Tennessee Gas Pipeline Company (a Delaware corporation and a wholly-owned subsidiary of Tenneco Inc.) and Tennessee Gas Pipeline Company and consolidated subsidiaries as of December 31, 1994 and 1993, and the related statements of income (loss), cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of Tennessee Gas Pipeline Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tennessee Gas Pipeline Company and Tennessee Gas Pipeline Company and consolidated subsidiaries as of December 31, 1994 and 1993, and the results of their operations, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As more fully discussed in Note 6 to the financial statements, Tennessee Gas Pipeline Company is a party to litigation, the outcome of which impacts its ongoing customer settlement discussions over the recoverability of its contract reformation costs. The ultimate outcome of the litigation and the extent of its recoverability cannot be presently determined. Accordingly, no provisions for the resolution of these matters have been made in the accompanying financial statements.

As discussed in Note 1 to the financial statements, effective January 1, 1994, Tennessee Gas Pipeline Company changed its method of accounting for postemployment benefits. Also as discussed in Note 1 to the financial statements, effective January 1, 1992, Tennessee Gas Pipeline Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the index to Part IV, Item 14 relating to Tennessee Gas Pipeline Company and consolidated subsidiaries is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements of Tennessee Gas Pipeline Company and consolidated subsidiaries taken as a whole.



                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 16, 1995

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF INCOME (LOSS)

                                                              (MILLIONS)
                                                         YEARS ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                          1994    1993    1992
                                                         ------  ------  ------
Revenues:
  Net sales and operating revenues--
    Natural gas pipelines..............................  $2,378  $2,862  $2,183
    Farm and construction equipment....................     518   1,014   1,256
    Automotive parts...................................   1,850   1,628   1,616
    Shipbuilding.......................................   1,753   1,861   2,265
    Packaging..........................................   2,184   2,042   2,078
    Other..............................................      (7)     (7)     (4)
                                                         ------  ------  ------
                                                          8,676   9,400   9,394
  Other income--
    Interest income
      Affiliated companies.............................     251     215     261
      Other............................................      38      26      44
    Gain (loss) on sale of businesses and assets, net..     (61)    112      --
    Gain on the sale by a subsidiary of its stock......      23      --      --
    Other income, net..................................      29      32      38
                                                         ------  ------  ------
                                                          8,956   9,785   9,737
                                                         ------  ------  ------
Costs and Expenses:
  Cost of sales (exclusive of depreciation shown be-
   low)................................................   4,901   5,253   5,775
  Operating expenses...................................   1,880   2,265   1,628
  Selling, general and administrative..................     640     688     665
  Finance charges of Tennessee's finance subsidiaries..       7      22      62
  Depreciation, depletion and amortization.............     307     378     379
  Restructuring costs..................................      --     (62)    241
                                                         ------  ------  ------
                                                          7,735   8,544   8,750
                                                         ------  ------  ------
Income Before Interest Expense, Income Taxes and Minor-
 ity Interest..........................................   1,221   1,241     987
                                                         ------  ------  ------
Interest Expense (net of interest capitalized):
  Affiliated companies.................................     101      66      46
  Other................................................     164     212     312
                                                         ------  ------  ------
                                                            265     278     358
                                                         ------  ------  ------
Income Before Income Taxes and Minority Interest.......     956     963     629
Income Tax Expense.....................................     290     329     325
                                                         ------  ------  ------
Income Before Minority Interest........................     666     634     304
Minority Interest......................................       1      --      --
                                                         ------  ------  ------
Income From Continuing Operations......................     665     634     304
Income (Loss) From Discontinued Operations, Net of In-
 come Tax..............................................    (162)     59     134
                                                         ------  ------  ------
Income Before Extraordinary Loss.......................     503     693     438
Extraordinary Loss, Net of Income Tax..................      --     (24)     (9)
                                                         ------  ------  ------
Income Before Cumulative Effect of Changes in
 Accounting Principles.................................     503     669     429
Cumulative Effect of Changes in Accounting Principles,
 Net of Income Tax.....................................     (13)     --    (436)
                                                         ------  ------  ------
Net Income (Loss)......................................  $  490  $  669  $   (7)
                                                         ======  ======  ======

 (The accompanying notes to financial statements are an integral part of these statements of income (loss).)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                  (MILLIONS)
                                                                 DECEMBER 31,
                                                                ---------------
                            ASSETS                               1994    1993
                            ------                              ------- -------
Current Assets:
  Cash and temporary cash investments.......................... $   459 $   220
  Receivables--
    Customer notes and accounts (net)..........................     644     783
    Affiliated companies.......................................     297     716
    Gas transportation and exchange............................     214     228
    Other......................................................     164      88
  Notes receivable from Tenneco Inc............................   3,201     745
  Inventories..................................................     909     932
  Deferred income taxes........................................      43      26
  Prepayments and other........................................     301     321
                                                                ------- -------
                                                                  6,232   4,059
                                                                ------- -------
Investments and Other Assets:
  Investment in affiliated companies...........................     523     410
  Other investments, at cost...................................      49      60
  Long-term notes and other receivables (net)..................     157     221
  Notes receivable from other affiliates.......................      --   1,770
  Investment in subsidiaries in excess of fair value of net
   assets at date of acquisition, less amortization............     329     273
  Deferred income taxes........................................      49      38
  Other........................................................     733     901
                                                                ------- -------
                                                                  1,840   3,673
                                                                ------- -------
Plant, Property and Equipment, at cost.........................  11,009  10,345
  Less--Reserves for depreciation, depletion and amortization..   5,851   5,573
                                                                ------- -------
                                                                  5,158   4,772
                                                                ------- -------
                                                                $13,230 $12,504
                                                                ======= =======


 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                (MILLIONS)
                                                               DECEMBER 31,
                                                              ----------------
            LIABILITIES AND STOCKHOLDER'S EQUITY               1994     1993
            ------------------------------------              -------  -------
Current Liabilities:
  Short-term debt (including current maturities on long-term
   debt)..................................................... $   298  $   121
  Payables--
    Trade....................................................   1,029    1,010
    Affiliated companies.....................................     244      258
    Gas transportation and exchange..........................     159      136
  Taxes accrued..............................................      49      218
  Interest accrued...........................................      37       43
  Restructuring liability....................................      --       95
  Natural gas pipeline revenue reservation...................     190      291
  Other......................................................     787      815
                                                              -------  -------
                                                                2,793    2,987
                                                              -------  -------
Long-term Debt...............................................     793    1,086
                                                              -------  -------
Deferred Income Taxes........................................   1,408    1,262
                                                              -------  -------
Postretirement Benefits......................................     380      417
                                                              -------  -------
Deferred Credits and Other Liabilities.......................     422      404
                                                              -------  -------
Commitments and Contingencies
Minority Interest............................................     475        2
                                                              -------  -------
Stockholder's Equity:
  Common stock, par value $5 per share, authorized, issued
   and outstanding 200 shares................................      --       --
  Premium on common stock and other capital surplus..........   3,494    3,494
  Cumulative translation adjustments.........................    (174)    (297)
  Retained earnings..........................................   3,639    3,149
                                                              -------  -------
                                                                6,959    6,346
                                                              -------  -------
                                                              $13,230  $12,504
                                                              =======  =======



 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                            (MILLIONS)
                                                       YEARS ENDED DECEMBER
                                                                31,
                                                       -----------------------
                                                        1994    1993    1992
                                                       ------  ------  -------
Operating Activities:
  Income from continuing operations................... $  665  $  634  $   304
  Adjustments to reconcile income from continuing
   operations to net cash provided (used) by
   continuing operations--
    Depreciation, depletion and amortization..........    307     378      379
    Deferred income taxes.............................     28      28     (393)
    (Gain) loss on sale of businesses and assets, net.     38    (112)      --
    Changes in components of working capital--
      (Increase) decrease in receivables..............    551     236      200
      (Increase) decrease in inventories..............   (139)     44      110
      (Increase) decrease in prepayments and other
       current assets.................................     10      23       16
      Increase (decrease) in payables.................     25    (167)    (257)
      Increase (decrease) in taxes accrued............   (151)    (22)      91
      Increase (decrease) in interest accrued.........    (17)    (29)     (20)
      Increase (decrease) in restructuring liability..     (5)    (85)     (72)
      Increase (decrease) in natural gas pipeline
       revenue reservation............................    (91)    136      144
      Increase (decrease) in other current
       liabilities....................................     (9)    (18)     101
    (Increase) decrease in long-term notes and
     receivables......................................      1       3       34
    Take-or-pay (refunds to customers) recoupments,
     net..............................................     26     (34)      92
    Other.............................................    (29)    (53)      72
                                                       ------  ------  -------
    Cash provided (used) by continuing operations.....  1,210     962      801
    Cash provided (used) by discontinued operations...     36      23      (47)
                                                       ------  ------  -------
Net Cash Provided (Used) by Operating Activities......  1,246     985      754
                                                       ------  ------  -------
Investing Activities:
  Net proceeds (expenditures) related to the sale of
   discontinued operations............................    (17)    (54)     653
  Net proceeds from sale of businesses and assets.....    301     249      105
  Expenditures for plant, property and equipment--
    Continuing operations.............................   (650)   (431)    (448)
    Discontinued operations...........................    (67)    (62)     (88)
  Acquisitions of businesses..........................    (51)    (33)     (10)
  (Increase) decrease in Tenneco Inc. receivables..... (2,456)    472      357
  (Increase) decrease in notes receivable from other
   affiliates.........................................  1,770     151     (280)
  Investments and other...............................     91     (24)      16
                                                       ------  ------  -------
Net Cash Provided (Used) by Investing Activities...... (1,079)    268      305
                                                       ------  ------  -------
Financing Activities:
  Capital contribution from Tenneco Inc...............     --      --      100
  Issuance of equity securities by a subsidiary.......    294      --       --
  Issuance of long-term debt..........................     --       3       --
  Retirement of long-term debt........................   (156)   (977)    (637)
  Net increase (decrease) in short-term debt excluding
   current maturities on long-term debt...............    (70)   (163)    (474)
  Dividends...........................................     --      --      (75)
                                                       ------  ------  -------
Net Cash Provided (Used) by Financing Activities......     68  (1,137)  (1,086)
                                                       ------  ------  -------
Effect of Foreign Exchange Rate Changes on Cash and
 Temporary Cash Investments...........................      4      (4)     (18)
                                                       ------  ------  -------
Increase (Decrease) in Cash and Temporary Cash
 Investments..........................................    239     112      (45)
Cash and Temporary Cash Investments, January 1........    220     108      153
                                                       ------  ------  -------
Cash and Temporary Cash Investments, December 31
 (Note)............................................... $  459  $  220  $   108
                                                       ======  ======  =======
Cash Paid During the Year for Interest................ $  284  $  330  $   440
Cash Paid During the Year for Income Taxes (net of
 refunds)............................................. $  427  $  334  $   862

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

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                        (MILLIONS EXCEPT SHARE AMOUNTS)
                                           YEARS ENDED DECEMBER 31,
                                   -------------------------------------------
                                       1994           1993           1992
                                   -------------  -------------  -------------
                                   SHARES AMOUNT  SHARES AMOUNT  SHARES AMOUNT
                                   ------ ------  ------ ------  ------ ------
Common Stock:
  Balance January 1 and December
   31.............................  200   $   --   200   $   --   200   $   --
                                    ===   ------   ===   ------   ===   ------
Premium on Common Stock and Other
 Capital Surplus:
  Balance January 1...............         3,494          3,494          3,394
    Capital contribution from
     Tenneco Inc..................            --             --            100
                                          ------         ------         ------
  Balance December 31.............         3,494          3,494          3,494
                                          ------         ------         ------
Cumulative Translation
 Adjustments:
  Balance January 1...............          (297)          (218)           (26)
    Translation of foreign
     currency statements..........           124            (83)          (211)
    Hedges of net investment in
     foreign subsidiaries (net of
     income taxes)................            (1)             4             19
                                          ------         ------         ------
  Balance December 31.............          (174)          (297)          (218)
                                          ------         ------         ------
Retained Earnings:
  Balance January 1...............         3,149          2,480          2,562
    Net income (loss).............           490            669             (7)
    Dividends.....................            --             --            (75)
                                          ------         ------         ------
  Balance December 31.............         3,639          3,149          2,480
                                          ------         ------         ------
      Total.......................        $6,959         $6,346         $5,756
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

 Consolidation and Presentation

  The financial statements of Tennessee include all majority-owned subsidiaries including wholly-owned finance subsidiaries. Companies in which at least a 20% to a 50% voting interest is owned are carried at cost plus equity in undistributed earnings since date of acquisition (except for Tennessee's Farm and construction equipment segment as noted below) and cumulative translation adjustments. At December 31, 1994, equity in undistributed earnings and cumulative translation adjustments amounted to $117 million and $(20) million, respectively; at December 31, 1993, the corresponding amounts were $67 million and $(27) million, respectively. All significant intercompany transactions have been eliminated.

  Reference is made to Note 8 for summarized financial information of Tennessee's finance subsidiaries.

  In June 1994, Tenneco Inc. and its subsidiaries ("Tenneco") completed an initial public offering ("IPO") of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's Farm and construction equipment segment. In November 1994, a secondary offering of Case's common stock reduced Tenneco's ownership to approximately 44%. Prior to the IPO, Tenneco reorganized this segment resulting in Tennessee selling all of its Farm and construction equipment net assets to Case Corporation for consideration of Case Corporation common stock and cash. From January through June, Tennessee's Farm and construction equipment segment was fully consolidated; for the last six months of 1994, it was reflected in Tennessee's financial statements using the cost method of accounting. Tennessee's remaining investment in Case is not significant to its consolidated financial position. For further information on this subject, reference is made to Note 3, "Discontinued Operations, Disposition of Assets and Extraordinary Loss."

  Gains or losses on the sale by a subsidiary of its stock are included in the Statements of Income (Loss).

 Environmental Liabilities

  Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' cleanup experience and data released by the Environmental Protection Agency or other organizations. These liabilities are included in the balance sheet at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the financial statements.

  For further information on this subject, reference is made to Note 15, "Commitments and Contingencies--Environmental Matters."

 Depreciation and Amortization

  Depreciation of Tennessee's properties is provided on a straight-line basis in amounts which, in the opinion of management, are adequate to allocate the cost of properties over their estimated useful lives.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  The excess of investment in subsidiaries over fair value of net assets at date of acquisition is being amortized over periods ranging from 15 years to 40 years. Such amortization relative to continuing operations amounted to $9 million, $10 million and $5 million for 1994, 1993 and 1992, respectively, and is included in the income statement caption, "Other income, net."

 Revenue Recognition

  Newport News Shipbuilding and Dry Dock Company ("Newport News"), a wholly-owned subsidiary, reports profits on its long-term shipbuilding contracts on the percentage-of-completion method of accounting, determined on the basis of total costs incurred to date to estimated final total costs. Losses on contracts are reported when first estimated. The performance of contracts usually extends over several years, requiring periodic reviews and revisions of estimated final contract prices and costs during the term of the contracts. The effect of these revisions is included in income in the period the revisions are made.

  Sales by Case to independent dealers are recorded at the time of shipment to those dealers. Sales through company-owned retail stores are recorded at the time of sale to retail customers. Case grants certain sales incentives to stimulate sales of the farm and construction equipment products to retail customers. The expense for such incentive programs is recorded at the time of sale.

  Tennessee's other divisions recognize revenue on the accrual method when title passes to the customer or when the service is performed.

 Risk Management Activities

  Tennessee has utilized financial instruments for many years to mitigate its exposure to various risks. Tennessee is currently a party to financial instruments to hedge its exposure to changes in interest rates, foreign currency exchange rates and natural gas prices. These activities are summarized in the following paragraphs.

  Tennessee is a party to various interest rate swaps under which it has agreed with other parties to pay or receive, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to agreed notional principal amounts. The amount paid or received under these agreements is recognized as an adjustment to interest expense.

  Tennessee utilizes a combination of forward exchange contracts and currency/interest rate swaps to hedge the translation effects of its net investment in certain foreign subsidiaries. The after-tax translation gains (losses) incurred are included in the balance sheet caption "Cumulative translation adjustments." Various foreign currency purchase and sale contracts are also utilized to minimize the transaction effect in the income statement of exchange rate movement on receivables and payables denominated in foreign currencies. Tennessee identifies naturally occurring offsetting positions and then hedges residual exposures.

  Tennessee also utilizes various financial instruments to hedge firm commitments and transactions associated with its natural gas business. Gains and losses related to hedges are recognized in income when the hedged transaction occurs. As of December 31, 1994 and 1993, Tennessee's deferred gains and losses associated with these transactions were not significant.

 Changes in Accounting Principles

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

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Tennessee elected early adoption of FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its domestic operations and FAS No. 109, "Accounting for Income Taxes." Both standards were adopted effective January 1, 1992, using the cumulative catch-up method.

  Under FAS No. 106, Tennessee is required to accrue the estimated costs of retiree benefits other than pensions (primarily health care benefits and life insurance) during the employees' active service period. Prior to 1992, Tennessee expensed the cost of these benefits as medical and insurance claims were paid. Tennessee will adopt the new standard for its non-U.S. plans in the first quarter of 1995 but does not expect that the adoption will have a material effect on Tennessee's consolidated financial position or results of operations.

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

  Reference is made to Note 7, "Income Taxes," and Note 11, "Postretirement and Postemployment Benefits," for further information regarding these changes.

 Inventories

  At December 31, 1994 and 1993, inventory by major classification was as follows:

                                                                    (MILLIONS)
                                                                    1994  1993
                                                                    ----- -----
Finished goods..................................................... $ 333 $ 433
Work in process....................................................    91   104
Long-term contracts in progress, less progress billings............   138    66
Raw materials......................................................   191   180
Materials and supplies.............................................   156   149
                                                                    ----- -----
                                                                    $ 909 $ 932
                                                                    ===== =====

  A portion of domestic inventories are valued using the "last-in, first-out" method, which is not in excess of market. All other inventories are valued at the lower of cost (determined on the "first-in, first-out" ("FIFO") or "average" methods) or market based on estimated realizable value. If the FIFO or average method of inventory accounting had been used by Tennessee for all inventories, inventories would have been $54 million, $47 million and $57 million higher at December 31, 1994, 1993 and 1992, respectively.

 Notes Receivable

  Short-term notes receivable of $37 million and $139 million were outstanding at December 31, 1994 and 1993, respectively. These notes receivable are presented net of unearned finance charges of $0 and $5 million at December 31, 1994 and 1993, respectively. At December 31, 1994 and 1993, unearned finance charges related to long-term notes and other receivables were $0 and $4 million, respectively.

 Allowance for Doubtful Accounts and Notes Receivable

  At December 31, 1994 and 1993, the allowance for doubtful accounts and notes receivable was $48 million and $66 million, respectively.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

 Restrictions on Payment of Dividends

  At December 31, 1994, under its most restrictive dividend provision contained in indentures under which certain of its notes and debentures have been issued, the Company has approximately $2.9 billion of retained earnings available for the payment of dividends on common stock.

  Certain of the Company's subsidiaries have provisions under financing arrangements and statutory requirements which limit the amount of their retained earnings available for dividends. The restriction of the ability to pay dividends by such subsidiaries would not affect the amount of retained earnings of the Company available for dividends on common stock.

 Reclassifications

  Prior years' financial statements have been reclassified where appropriate to conform to 1994 presentations.

(2) ACQUISITIONS

  On October 6, 1994, Tenneco announced that Tenneco Power Generation Company, a division of Tenneco Gas, signed a letter of intent to complete the acquisition of ARK Energy, Inc., for approximately $60 million in Tenneco Inc. common stock and other consideration. The acquisition is expected to be completed by midyear 1995. ARK Energy, Inc. is a privately-owned power generation company.

  On November 30, 1994, Tenneco announced that its Tenneco Automotive subsidiary completed the acquisition of Heinrich Gillet GmbH & Company for $44 million in cash and $69 million in assumed debt. Heinrich Gillet GmbH & Company is the leading manufacturer of original equipment exhaust systems and components for European automakers.

  On December 29, 1994, Tenneco International Holding Corp. ("TIHC"), a majority-owned subsidiary, acquired 100% of the issued and outstanding common stock of Tenneco Canada Inc. from a Tenneco Inc. subsidiary in exchange for TIHC common stock. Tenneco Canada Inc. primarily manufactures ride control and exhaust systems. For additional information concerning TIHC, reference is made to Note 9, "Minority Interest."

(3) DISCONTINUED OPERATIONS, DISPOSITION OF ASSETS AND EXTRAORDINARY LOSS

 Discontinued Operations

  In December 1994, Tenneco announced its intent to offer 100% of its Albright & Wilson chemicals segment in an IPO. The offering was underwritten in the United Kingdom and was offered primarily in the United Kingdom. Also in 1994, Tenneco sold its brakes operation.

  Net proceeds from the sale of the chemicals operations are expected to be $707 million when the sale is completed in early March 1995. Proceeds from the sale of the brakes operations were $17 million. The sales of these discontinued operations resulted in a loss of $166 million and $25 million, net of income tax expense (benefit) of $117 million and $(14) million, respectively.

  Revenues for the chemicals discontinued operations were $986 million, $914 million and $951 million for 1994, 1993 and 1992, respectively. Net income was $32 million, $63 million and $57 million, net of income tax expense of $19 million, $15 million and $18 million for 1994, 1993 and 1992, respectively. Net assets for the chemicals operations were $639 million and $558 million at December 31, 1994 and 1993, respectively.

  Revenues for the brakes discontinued operations were $57 million, $48 million and $39 million for 1994, 1993 and 1992, respectively. Net loss was $3 million, $4 million and $4 million, net of income tax benefit of $4 million, $3 million and $3 million for 1994, 1993 and 1992, respectively. Net assets of the brakes operations were $61 million at December 31, 1993.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  During 1992, Tennessee sold its minerals and pulp chemicals operations for proceeds of $500 million and $202 million, respectively. The sales of these discontinued operations resulted in a gain (loss) of $96 million and $(25) million, net of income tax expense of $45 million and $0, respectively. Revenues for the minerals discontinued operations were $55 million for 1992. Net income was $9 million, net of income tax expense of $5 million for 1992. Revenues for the pulp chemicals discontinued operations were $54 million for 1992. Net income was $1 million, net of income tax expense of $1 million for 1992.

 Disposition of Assets

  In June 1994, Tenneco completed an IPO of approximately 29% of the common stock of Case. In November 1994, a secondary offering of Case common stock reduced Tenneco's ownership interest in Case to approximately 44%. Tenneco's combined proceeds from the two transactions was $694 million, net of commissions and expenses. Prior to the IPO, Tenneco reorganized this segment resulting in Tennessee selling all of its Farm and construction equipment net assets to Case Corporation for consideration of Case Corporation common stock and cash. In connection with the reorganization, IPO and secondary offering, Tennessee received net proceeds of $204 million and recognized a loss of $33 million, including $35 million of income tax benefit. Although Tennessee recorded a loss on these transactions, Tenneco in the aggregate recorded a gain of $36 million, including a $7 million tax benefit.

  Tennessee disposed of several other assets and investments during 1994 including a facility, machinery and equipment at its Packaging segment ("PCA") and facilities and equipment at Case. Proceeds from these dispositions were $56 million resulting in a pre-tax gain of $7 million.

  In 1994, Tenneco Energy Resources Corporation, a subsidiary which operates non-regulated gas marketing and intrastate pipeline businesses, issued 50 shares of its common stock diluting Tennessee's ownership in this subsidiary to 80%. Cash proceeds were $41 million resulting in a gain of $23 million. No taxes were provided on the gain because management expects that the recorded investment will be recovered in a tax-free manner.

  During 1993, Tennessee disposed of a number of assets and investments including its Newport News' Sperry Marine business; several PCA operations; two wholly-owned pipeline companies, Viking Gas Transmission Company and Dean Pipeline Company; and facilities and land of two foreign Case operations. The proceeds from dispositions were $249 million and the pre-tax gain was $112 million.

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

  In December 1992, Tennessee deposited cash with a trustee to defease $310 million of its high interest-bearing long-term debt. Accordingly, this amount was excluded from long-term debt on the balance sheet at December 31, 1992. This debt was prepaid in January and February 1993. Tennessee recorded an extraordinary loss of $9 million (net of income tax benefit of $5 million) for the redemption premium resulting from this transaction.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

(4) LONG-TERM DEBT, SHORT-TERM DEBT AND FINANCING ARRANGEMENTS

 Long-Term Debt

  A summary of long-term debt outstanding at December 31, 1994 and 1993, is set forth in the following table:

                                                                   (MILLIONS)
                                                                   1994   1993
                                                                  ------ ------
Tennessee Gas Pipeline Company--
  Debentures due 2011, effective interest rate 15.1% in 1994 and
   1993 (net of $219 million in 1994 and $222 million in 1993 of unamortized discount)......................................... $  181 $  178
  Notes due 1995 through 1997, average effective interest rate
   10.1% in 1994 and 1993 (net of $8 million in 1994 and $11
   million in 1993 of unamortized discount)......................    808    805
Tenneco International Finance Ltd.(a)--
  Notes due through 1996, average interest rate 5.5%.............     --    123
Other subsidiaries--
  Notes due 1995 through 2014, average effective interest rate
   8.6% in 1994 and 6.2% in 1993 (net of $20 million in 1994 and
   1993 of unamortized discount).................................     51     24
                                                                  ------ ------
                                                                   1,040  1,130
Less--Current maturities.........................................    247     44
                                                                  ------ ------
                                                                  $  793 $1,086
                                                                  ====== ======

--------
Note: (a) These notes were prepaid as part of the actions taken pursuant to the Case IPO.

  At December 31, 1994 and 1993, approximately $84 million and $66 million, respectively, of gross plant, property and equipment was pledged as collateral to secure $1 million and $1 million, respectively, principal amounts of long-term debt.

  The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 1994, are $247 million, $271 million, $327 million, $1 million and $1 million for 1995, 1996, 1997, 1998 and 1999, respectively.

 Short-Term Debt

  Information for the years ended December 31, 1994 and 1993, regarding lines of credit, including borrowings under both committed and uncommitted lines of credit and similar arrangements, follows:

                                                                   (MILLIONS)
                                                                   1994   1993
                                                                   -----  -----
Outstanding borrowings at end of year............................  $  42  $  77
Average interest rate on outstanding borrowings at end of year...    9.8%   7.2%
Approximate maximum month-end outstanding borrowings during year.  $ 167  $ 154
Approximate average month-end outstanding borrowings during year.  $  65  $ 121
Weighted average interest rate on approximate average month-end
 outstanding borrowings during year..............................    7.3%   7.4%

  Tennessee had other short-term borrowings of $9 million at December 31, 1994.

 Financing Arrangements

  Tennessee has arranged $88 million of committed lines of credit ($35 million of which expire in 1995) with various banks to provide short-term financing which provide for borrowings at various rates. TIHC has an additional $50 million committed line of credit with Tenneco Credit Corporation, a Tenneco Inc.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES subsidiary. The credit facilities generally provide for commitment fees on the unused portion of the total commitment and some credit facilities also provide for facility fees on the total commitment. In addition, Tennessee has arranged for $106 million of uncommitted lines of credit.

(5) FINANCIAL INSTRUMENTS

  The estimated fair values of Tennessee's financial instruments at December 31, 1994 and 1993, were as follows:

                                                        (MILLIONS)
                                                   1994             1993
                                              ---------------  ---------------
                                              CARRYING  FAIR   CARRYING  FAIR
                                               AMOUNT  VALUE    AMOUNT  VALUE
                                              -------- ------  -------- ------
Cash and temporary cash investments..........  $  459  $  459   $  220  $  220
Receivables (customer and long-term).........     801     801    1,004   1,004
Other investments............................      41      41       43      43
Short-term debt (excluding current
 maturities).................................      51      51       77      77
Long-term debt (including current maturities
 of $247 million and $44 million)............   1,040   1,175    1,130   1,399
Interest rate swaps:
  In a net receivable position...............      --      --       --      --
  In a net payable position..................      --     (10)      --     (78)
Foreign currency contracts receivable
 (payable)...................................       1       2       (1)      1

  The following methods and assumptions were used to estimate the fair value of financial instruments:

  CASH AND TEMPORARY CASH INVESTMENTS--Fair value was considered to be the same as the carrying amount.

  RECEIVABLES--Tennessee believes that in the aggregate, the carrying amount of its receivables, both current and non-current, was not materially different from the fair value of those receivables. Customer notes and accounts receivable are concentrated in the Automotive parts (28%), Chemicals (26%) and Shipbuilding (24%) segments at December 31, 1994. At December 31, 1993, Tennessee's Farm and construction equipment segment accounted for 36% and its Shipbuilding segment accounted for 20% of total customer receivables.

  OTHER INVESTMENTS--At December 31, 1994, these investments included preferred stock ($17 million) in Steerage Corporation (the acquiror of Newport News' Sperry Marine Business) and venture capital investments ($5 million). At December 31, 1993, these investments included preferred stock ($17 million) in Steerage Corporation and venture capital investments ($8 million). Because of the nature of these investments, it was not practicable to estimate their fair value.

  SHORT-TERM DEBT--Fair value was considered to be the same as the carrying amount.

  LONG-TERM DEBT--The fair value of fixed-rate long-term debt was based on the market value of debt with similar maturities and interest rates; the carrying amount of floating-rate long-term debt was assumed to approximate its fair value.

  INTEREST RATE SWAPS--The fair value of interest rate swaps was based on the cost that would have been incurred to buy out those swaps in a loss position and the consideration that would have been received to terminate those swaps in a gain position. At December 31, 1994 and 1993, Tennessee was a party to swaps with a notional value of $750 million and $809 million, respectively, which were in a net payable position and none which were in a net receivable position. The amount paid or received on interest rate swap agreements was recognized as an adjustment to interest expense.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Consistent with its overall policy, Tennessee uses these instruments from time to time only to hedge known, quantifiable risks arising from fluctuations in interest rates. The counterparties to these interest rate swaps are major international financial institutions. The risk associated with counterparty default on interest-rate swaps is measured as the cost of replacing, at the prevailing market rates, those contracts in a gain position. In the event of non-performance by the counterparties, the cost to replace outstanding interest-rate swaps at December 31, 1994 and 1993, would have been immaterial.

  FOREIGN CURRENCY CONTRACTS--At December 31, 1994 and 1993, Tennessee had entered into currency/interest rate swaps totaling $0 and $59 million, respectively. These instruments hedged certain translation effects of Tennessee's investment in net assets in Great Britain. Pursuant to these arrangements, Tennessee recognized aggregate after-tax translation gains (losses) of $(1) million, $4 million and $19 million for 1994, 1993 and 1992, respectively, which have been included in the balance sheet caption "Cumulative translation adjustments."

  In the normal course of business, Tennessee and its foreign subsidiaries routinely enter into various foreign currency purchase and sale contracts to hedge the transaction effect of exchange rate movements on receivables and payables denominated in foreign currencies. These contracts generally mature in one year or less. At December 31, 1994, Tennessee had net purchase contracts (primarily Australian Dollars, Belgian Francs, French Francs, Dutch Guilders, Danish Krone, Spanish Pesetas, Italian Lira and Swedish Krona) with a notional value of $278 million and net sale contracts (primarily Canadian Dollars, German Marks and British Pounds) with a notional value of $276 million. At December 31, 1993, Tennessee had net purchase contracts (primarily Belgian Francs, French Francs, Dutch Guilders, Danish Krone, Italian Lira and Swedish Krona) with a notional value of $308 million and net sale contracts (primarily Canadian Dollars, U.S. Dollars and British Pounds) with a notional value of $315 million. Based on exchange rates at December 31, 1994 and 1993, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

  Subsequent to the Case IPO and secondary offering, Tennessee has continued to perform certain administrative functions for Case, including certain foreign currency management activities. At December 31, 1994, Tennessee had net purchase contracts (primarily Canadian Dollars, Australian Dollars, Spanish Pesetas, German Marks and British Pounds) with a notional value of $152 million and net sale contracts (primarily U.S. Dollars) with a notional value of $152 million with Case which is now reflected in Tennessee's financial statements using the cost method of accounting.

  PRICE RISK MANAGEMENT--Tennessee enters into short-term price swap agreements to hedge against the price risk associated with natural gas sales and supply contracts. Tennessee also hedges anticipated injections and withdrawals from gas storage expected to occur within a year. Consistent with its overall policy, Tennessee uses these instruments from time to time to mitigate quantifiable risks arising from fluctuations in gas prices. Tennessee had swap agreements to exchange monthly payments on notional quantities amounting to
70.2 Bcf and 19.3 Bcf as of December 31, 1994 and 1993, respectively. Based upon natural gas prices at December 31, 1994, Tennessee would be required to pay approximately $0.4 million related to these swap agreements. Tennessee is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. However, Tennessee believes that these counterparties will be able to fully satisfy their obligations under these contracts.

  GUARANTEES--At December 31, 1994 and 1993, Tennessee had guaranteed payment and performance of approximately $50 million and $85 million, respectively, primarily with respect to guarantees supporting various financing and operating activities.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

(6) FEDERAL ENERGY REGULATORY COMMISSION ("FERC") REGULATORY MATTERS

 Restructuring Proceedings

  Pursuant to Order 636 issued by the FERC on April 8, 1992, the Company implemented revisions to its tariff which put into effect on September 1, 1993, the restructuring of its transportation, storage and sales services. Pursuant to the provisions of Order 636 allowing for the recovery of transition costs related to the restructuring, the Company has made filings to recover gas production costs related to its Bastian Bay facilities, the remaining balance of purchased gas ("PGA") costs, stranded transportation ("TBO") costs and gas supply realignment ("GSR") costs resulting from remaining gas purchase obligations.

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

  The filings implementing the Company's recovery mechanisms for the following transition costs were accepted effective September 1, 1993, and made subject to refund pending FERC review: 1) direct-billing of unrecovered PGA costs to its former sales customers over a twelve-month period, 2) recovery of TBO costs, which the Company is obligated to pay under existing contracts, through a surcharge from firm transportation customers, adjusted annually and 3) GSR cost recovery of 90% of such costs over a period of up to thirty-six months from firm transportation customers and recovery of 10% of such costs from interruptible transportation customers.

  Following negotiations with its customers, the Company filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in the Company's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. On November 15, 1994, the FERC issued an order approving the PGA Stipulation and resolving all outstanding issues. However, certain customers have requested a rehearing and the FERC has deferred action on their issues to a later date. The Company implemented the terms of the PGA Stipulation on December 1, 1994, and expects to make refunds in 1995. The Company has recorded a liability which it believes is adequate to cover the PGA refunds.

  The Company is recovering TBO costs formerly incurred to perform its sales functions, subject to refund, pending review of data submitted by the Company through technical conference proceedings. On November 18, 1994, the FERC issued an order on the Company's initial TBO surcharge filing to recover TBO costs for the twelve-month period beginning September 1, 1993. The order required the Company to remove certain costs from this surcharge, subject to FERC's review at a second technical conference and FERC's consideration of a request for rehearing. On November 30, 1994, the Company filed for a surcharge to recover approximately $25 million of TBO costs in compliance with the FERC's order, and in a separate filing, the Company filed to recover its projected annual TBO costs of approximately $21 million for the twelve-month period beginning September 1, 1994, through a new TBO surcharge. The FERC accepted the Company's filing to recover its projected TBO costs, subject to refund, pending review through technical conference proceedings.

  In connection with the Company's GSR cost recovery discussed below, the Company, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by the Company of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). On

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge who is to issue his initial decision by December 31, 1995. The FERC has committed to a final order by December 31, 1996. The FERC order stated that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. The hearing will be limited to the issue of whether the settlement agreements are prudent.

  Also in connection with the Company's GSR cost recovery proceedings discussed below, on October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave the Company notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves, thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company believes it has meritorious defenses to the claims of ICA and TransTexas, which defenses it will vigorously assert.

  As of December 31, 1994, the Company has deferred GSR costs yet to be recovered from its customers of approximately $177 million, net of $187 million previously collected from its customers, subject to refund. Proceedings have commenced to review the recovery of these GSR costs; however, the FERC has also generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 contemplates complete recovery by pipelines of qualified transition costs, the Company has initiated settlement discussions with its customers concerning the amount of recoverable GSR costs in response to recent FERC and customer statements acknowledging the desirability of such settlements. The Company is also engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued the Company, although the Company believes that its defenses in the underlying gas purchase contract actions are meritorious.

  Given the uncertainty over the results of ongoing discussions between the Company and its customers related to the recovery of GSR costs and the uncertainty related to predicting the outcome of its gas purchase contract reformation efforts and the associated litigation, Tennessee is unable to predict the timing or the ultimate impact the resolution of these issues will have on its consolidated financial position or results of operations.

 Rate Proceedings

   The FERC issued final orders approving the Company's Stipulation and Agreement partially resolving its 1991 rate case. Pursuant to these final FERC orders, rates for the period February 1, 1992, through August 31, 1993, were approved, and the Company paid refunds for this period in June 1994. The refunds had no material effect on reported net income. Also pursuant to these orders, rates for the period after September 1, 1993, were approved and the Company paid refunds for the period September 1, 1993, to October 31, 1994, in February 1995. As of December 31, 1994, the Company had recorded a liability which is adequate to cover estimated refund obligations.

  The approved Stipulation and Agreement discussed above also established procedures for resolving the recovery of certain environmental expenditures. These environmental costs are currently being collected in the Company's rates subject to further review and possible refund. The Company intends to pursue full recovery of the costs at issue. The Company is also currently pursuing the possibility of a global settlement

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES with its customers that would not only address recovery of the environmental costs currently being recovered in its rates, but would also establish a mechanism for recovering a substantial portion of the environmental costs discussed in Note 15, "Commitments and Contingencies--Environmental Matters," that will be expended in the future. The total amount of and timing for any recovery pursuant to such a global settlement will depend upon the results of the Company's negotiations with its customers and will be subject to FERC approval.

  On December 30, 1994, the Company filed a general rate increase in Docket No. RP95-112 which reflected an increase in the Company's revenue requirement of $118 million, including recovery of certain environmental costs as discussed in
Note 15. On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. This order also required the convening of a technical conference to address various concerns raised by the FERC and the Company's customers over, among other issues, the Company's ability to provide its shippers with timely and accurate operating and billing information, and the associated systems costs. The ultimate resolution of these issues may result in adjustments to customer billings. Subject to the outcome of these issues and certain modifications identified in the FERC order, the increased rates will become effective on July 1, 1995, subject to refund.

(7) INCOME TAXES

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

  Effective January 1, 1992, Tennessee changed its method of accounting for income taxes from the deferred method to the liability method required by FAS No. 109, "Accounting for Income Taxes" using the cumulative catch-up method. This standard requires that a deferred tax be recorded to reflect the tax expense (benefit) resulting from the recognition of temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. No provision has been made for U.S. income taxes on unremitted earnings of foreign subsidiaries ($409 million at December 31, 1994) since it is the present intention of management to reinvest a major portion of such unremitted earnings in foreign operations.

  The components of income from continuing operations before income taxes are as follows:

                                                             (MILLIONS)
                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1994     1993     1992
                                                     -------- -------- --------
U.S. income before income taxes..................... $    828 $    792 $    823
Foreign income (loss) before income taxes...........      128      171     (194)
                                                     -------- -------- --------
  Income before income taxes........................ $    956 $    963 $    629
                                                     ======== ======== ========

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Following is an analysis of the components of consolidated income tax expense applicable to continuing operations:

                                                           (MILLIONS)
                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                     1994      1993      1992
                                                   --------  --------  --------
Current--
  U.S............................................. $    197  $    225  $    599
  State and local.................................       32        46        71
  Foreign.........................................       38        31        58
                                                   --------  --------  --------
                                                        267       302       728
                                                   --------  --------  --------
General business credits (U.S.)--
  Current.........................................       (5)       (1)      (10)
  Deferred........................................       --        --        10
                                                   --------  --------  --------
                                                         (5)       (1)       --
                                                   --------  --------  --------
Deferred--
  U.S.............................................       46        43      (380)
  State and local.................................       10        11       (23)
  Foreign.........................................      (28)      (26)       --
                                                   --------  --------  --------
                                                         28        28      (403)
                                                   --------  --------  --------
Income tax expense................................ $    290  $    329  $    325
                                                   ========  ========  ========

  In August 1993, the U.S. federal income tax rate was increased from 34% to 35%, retroactive to January 1, 1993. For 1992, this rate was 34%. Following is a reconciliation of income taxes computed at the U.S. federal income tax rate to the income tax expense from continuing operations reflected in the Statements of Income (Loss):

                                                          (MILLIONS)
                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                                    1994      1993      1992
                                                  --------  --------  --------
Tax expense computed at the U.S. federal income
 tax rate........................................     $335      $337  $    214
Increases (reductions) in income tax expense
 resulting from:
  Foreign income taxed at different rates and
   foreign losses with no tax benefit............       15         4        49
  Restructuring costs............................       --        --        33
  Permanent differences on sale of businesses....      (44)       (6)       --
  State and local taxes on income, net of U.S.
   federal income tax benefit....................       27        37        32
  U.S. federal income tax rate change............       --        11        --
  Realization of unrecognized deferred tax assets
   resulting from consolidation of Tennessee's
   German operations.............................      (12)      (37)       --
  Other..........................................      (31)      (17)       (3)
                                                  --------  --------  --------
Income tax expense...............................     $290      $329      $325
                                                  ========  ========  ========

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  The components of Tennessee's net deferred tax liability at December 31, 1994 and 1993, were as follows:

                                                                 (MILLIONS)
                                                                 1994    1993
                                                                ------  ------
Deferred tax assets--
  Tax loss carryforwards....................................... $  217  $  211
  Restructuring costs..........................................     --      61
  Postretirement benefits other than pensions..................     90      90
  Environmental reserve........................................     83      82
  Other........................................................    163     136
  Valuation allowance..........................................   (235)   (188)
                                                                ------  ------
    Net deferred tax asset.....................................    318     392
                                                                ------  ------
Deferred tax liabilities--
  Tax over book depreciation...................................    781     749
  Asset related to environmental costs relative to operations
   regulated by the FERC.......................................     56      59
  Pension......................................................    107     132
  Long-term shipbuilding contracts.............................     54      91
  Interest capitalized.........................................     23      28
  Debt related items...........................................     44      44
  Book versus tax gains and losses on asset disposals..........    418     306
  Other........................................................    151     181
                                                                ------  ------
    Total deferred tax liability...............................  1,634   1,590
                                                                ------  ------
Net deferred tax liability..................................... $1,316  $1,198
                                                                ======  ======

  As reflected in the table above, Tennessee had potential tax benefits of $235 million and $188 million which were not recognized in the Statements of Income
(Loss) when generated. These benefits resulted primarily from tax loss carryforwards which are available to reduce future tax liabilities. During 1994 and 1993, $12 million and $37 million, respectively, were realized as a result of consolidation of Tennessee's German operations. The remainder of the change from 1993 to 1994 resulted primarily from the Case reorganization, IPO and secondary offering, and the acquisition of Tenneco Canada Inc. by TIHC from a subsidiary of Tenneco Inc.

  At December 31, 1994, Tennessee had unrecognized tax benefits of $128 million related to U.S. capital loss carryforwards which expire in 1999 and had $89 million of foreign net operating loss carryforwards which will carry forward indefinitely.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

(8) SUMMARIZED FINANCIAL INFORMATION OF TENNESSEE'S FINANCE SUBSIDIARIES

  Summarized financial information of Tennessee's finance subsidiaries at December 31, 1994, 1993 and 1992, and for the years then ended is as follows:

                                                                   (MILLIONS)
                                                                 1994 1993 1992
                                                                 ---- ---- ----
Notes and accounts receivable (net)............................. $160 $455 $937
Other current assets............................................  212    3   21
Long-term receivables (net).....................................   --   75   97
Non-current assets..............................................    5    5    6
Short-term debt.................................................  229  235  685
Long-term debt..................................................   --  130  171
Other liabilities...............................................    2   15   38
Equity in net assets............................................  146  158  167
Interest and other income.......................................   38   71  145
Interest, taxes and other expenses..............................   28   66  134
Cumulative effect of change in accounting principle.............   --   --   (1)
Net income......................................................   10    5   10

(9) MINORITY INTEREST

  At December 31, 1994 and 1993, Tennessee reported minority interest in the balance sheet of $475 million and $2 million, respectively. At December 31, 1994, $300 million of minority interest resulted from the December 1994 sale by Tennessee of a 25% preferred stock interest in TIHC to a financial investor. Additionally, $156 million of minority interest resulted from the December 1994 issuance of TIHC common stock to a Tenneco Inc. subsidiary in exchange for 100% of the issued and outstanding common stock of Tenneco Canada Inc. TIHC is a separate legal entity from the Company and holds certain assets including the capital stock of Tenneco Canada Inc., S.A. Tenneco Belgium, Monroe Australia Pty. Limited, Walker France and other subsidiaries included in Tennessee's Automotive parts segment. TIHC also holds financial obligations of Tenneco Inc. or guaranteed by Tenneco Inc. At December 31, 1994, TIHC had loans of $264 million to Tenneco Inc. For financial reporting purposes, the assets, liabilities and earnings of TIHC and its subsidiaries have continued to be consolidated in Tennessee's financial statements, and the financial investor's preferred stock interest and the Tenneco Inc. subsidiary's common stock interest have been recorded as minority interest.

  Dividends on the TIHC preferred stock are based on the issue price ($300 million) times a rate per annum equal to 1.12% over LIBOR and are payable quarterly in arrears on the last business day of each quarter commencing on March 31, 1995. Additionally, beginning in 1996, the holder of the 12,000,000 shares of preferred stock will be entitled to receive, when and if declared by the Board of Directors of TIHC, participating dividends based on the operating income growth rate of TIHC.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

(10) PLANT, PROPERTY AND EQUIPMENT, AT COST

  At December 31, 1994 and 1993, plant, property and equipment, at cost, by major segment was as follows:

                                                                  (MILLIONS)
                                                                 1994    1993
                                                                ------- -------
Natural gas pipelines.......................................... $ 5,654 $ 5,246
Farm and construction equipment................................      --     348
Automotive parts...............................................   1,313     910
Shipbuilding...................................................   1,494   1,527
Packaging......................................................   1,661   1,468
Discontinued chemicals operations..............................     780     739
Other..........................................................     107     107
                                                                ------- -------
                                                                $11,009 $10,345
                                                                ======= =======

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

                                                                      (MILLIONS)
                                                                      ----------
Accumulated postretirement benefit obligation........................   $ 302
Income tax benefit...................................................    (103)
                                                                        -----
Decrease in net income...............................................   $ 199
                                                                        =====

  Tennessee will adopt FAS No. 106 for its international operations in the first quarter of 1995 but does not expect the adoption to have a material effect on Tennessee's financial position or results of operations.

  The majority of Tennessee's postretirement benefit plans are not funded. In June 1994, two trusts were established to fund postretirement benefits for certain plan participants of the Natural gas pipelines segment. The contributions are collected from customers in FERC approved rates. As of December 31, 1994, cumulative contributions were $5 million. Plan assets consist principally of fixed income securities.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  The funded status of the domestic plans reconciles with amounts recognized on the balance sheet at December 31, 1994 and 1993, as follows:

                                                                  (MILLIONS)
                                                                  1994   1993
                                                                  -----  -----
Actuarial present value of accumulated postretirement benefit obligation at September 30:
  Retirees....................................................... $ 271  $ 247
  Fully eligible active plan participants........................    45     54
  Other active plan participants.................................    60     68
                                                                  -----  -----
Total accumulated postretirement benefit obligation..............   376    369
Plan assets at fair value at September 30........................     2     --
                                                                  -----  -----
Accumulated postretirement benefit obligation in excess of plan assets at September 30..........................................  (374)  (369)
Claims paid during the fourth quarter............................     8      7
Unrecognized reduction of prior service obligations resulting
 from plan amendments............................................   (34)   (35)
Unrecognized net loss resulting from plan experience and changes
 in actuarial assumptions........................................    95     89
                                                                  -----  -----
Accrued postretirement benefit cost at December 31............... $(305) $(308)
                                                                  =====  =====

  In conjunction with the Case IPO in June 1994, active Case salaried employees were transferred from the Tenneco Inc. plans to new Case salaried plans, and Case hourly retirees were transferred from the Case hourly plans to the Tenneco Inc. plans. Amendments to reduce the cost of providing future benefits for Case hourly retirees were reflected at that time. In January 1995, the liability related to Case retirees covered by Tenneco Inc. plans, $251 million at December 31, 1994, was transferred, with an equal amount of cash, from Tenneco Inc. to Tenneco Corporation, a wholly-owned subsidiary of the Company.

  Prior to the June 1994 IPO, Tennessee sold all of its Farm and construction equipment net assets to Case Corporation. Therefore, all Case liabilities for the new Case plans are excluded from the Tennessee disclosure information beginning in 1994. Benefit costs for these plans have been included up to the date of the sale (for six months of 1994). For additional information concerning Tennessee's changing ownership in Case, reference is made to Note 1, "Control and Summary of Accounting Policies" and Note 3, "Discontinued Operations, Dispositions of Assets and Extraordinary Loss."

  The net periodic postretirement benefit cost from continuing operations for the years 1994, 1993 and 1992 consists of the following components:

                                                                    (MILLIONS)
                                                                  1994  1993  1992
                                                                  ----  ----  ----
Service cost for benefits earned during the year................. $ 7   $ 9   $ 7
Interest cost on accumulated postretirement benefit obligation...  28    31    24
Net amortization of unrecognized amounts.........................  (2)   (2)   --
                                                                  ---   ---   ---
Net periodic postretirement benefit cost......................... $33   $38   $31
                                                                  ===   ===   ===

  Curtailments, settlements and special termination benefits under these plans were not significant for 1994, 1993 and 1992.

  The initial weighted average assumed health care cost trend rate used in determining the 1994, 1993 and 1992 accumulated postretirement benefit obligation was 8%, 9% and 12%, respectively, declining to 5% in 1997 and remaining at that level thereafter.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Increasing the assumed health care cost trend rate by one percentage-point in each year would increase the 1994, 1993 and 1992 accumulated postretirement benefit obligations by approximately $24 million, $19 million and $47 million, respectively, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost for 1994, 1993 and 1992 by approximately $3 million, $4 million and $6 million, respectively.

  The discount rates (which are based on long-term market rates) used in determining the 1994, 1993 and 1992 accumulated postretirement benefit obligations were 8.25%, 7.50% and 8.75%, respectively.

 Postemployment Benefits

  Tennessee adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits," in the first quarter of 1994. This new accounting rule requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. Implementation of this new rule reduced 1994 net income by $13 million, net of income tax benefits of $7 million, which was reported as the cumulative effect of a change in accounting principle.

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

  The funded status of the plans reconciles with amounts recognized on the balance sheet at December 31, 1994 and 1993, as follows:

                                             (MILLIONS)
                          PLANS IN WHICH    PLANS IN WHICH
                           ASSETS EXCEED      ACCUMULATED
                            ACCUMULATED        BENEFITS
                             BENEFITS        EXCEED ASSETS    ALL PLANS (NOTE)
                          ----------------  ----------------  ------------------
                           1994     1993     1994     1993      1994      1993
                          -------  -------  -------  -------  --------  --------
Actuarial present value
 of benefits based on
 service to date and
 present pay levels at
 September 30:
  Vested benefit
   obligation...........  $ 1,729  $ 1,879  $    18  $   118  $  1,747  $  1,997
  Non-vested benefit
   obligation...........       86       89        2        3        88        92
                          -------  -------  -------  -------  --------  --------
  Accumulated benefit
   obligation...........    1,815    1,968       20      121     1,835     2,089
Additional amounts
 related to projected
 salary increases.......      222      247        2        5       224       252
                          -------  -------  -------  -------  --------  --------
Total projected benefit
 obligation at September
 30.....................    2,037    2,215       22      126     2,059     2,341
Plan assets at fair
 value at September 30..    2,310    2,584        4       33     2,314     2,617
                          -------  -------  -------  -------  --------  --------
Plan assets in excess of
 (less than) total
 projected benefit
 obligation at September
 30.....................      273      369      (18)     (93)      255       276
Contributions during the
 fourth quarter.........       17        3       --        1        17         4
Unrecognized net (gain)
 loss resulting from
 plan experience and
 changes in actuarial
 assumptions............       96       48        1        3        97        51
Unrecognized prior
 service obligations
 resulting from plan
 amendments.............       99      158        1        4       100       162
Remaining unrecognized
 net obligation (asset)
 at initial application.     (165)    (189)       1        2      (164)     (187)
Adjustment recorded to
 recognize minimum
 liability..............       --       --       (1)     (10)       (1)      (10)
                          -------  -------  -------  -------  --------  --------
Prepaid (accrued)
 pension cost at
 December 31............  $   320  $   389  $   (16) $   (93) $    304  $    296
                          =======  =======  =======  =======  ========  ========

--------
NOTE: Assets of one plan may not be utilized to pay benefits of other plans.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  In December 1993, all liabilities and assets were transferred from the Case Corporation Pension Plan for Hourly-Paid Employees ("Case Plan") to the Tenneco Inc. Retirement Plan. These liabilities are currently overfunded and in January 1995, plan assets and liabilities (totaling a $133 million asset) were transferred, in exchange for cash, from Tenneco Inc. to Tenneco Corporation, a wholly-owned subsidiary of the Company. In June 1994, all future accruals for the salaried and hourly active Case employees were transferred from the Tenneco Inc. Retirement Plan to new Case plans. Prior to the June 1994 IPO, Tennessee sold all of its Farm and construction equipment net assets to Case Corporation. Therefore, all domestic and foreign Case liabilities and assets in the new Case plans are excluded from the Tennessee disclosure information beginning in 1994. Pension cost (income) for these plans has been included up to the date of the sale (for six months of 1994).

  Net periodic pension costs (income) from continuing operations for the years 1994, 1993 and 1992 consist of the following components:

                                                     (MILLIONS)
                                              1994        1993        1992
                                            ----------  ----------  ----------
Service cost--benefits earned during the
 year......................................       $ 59        $ 56        $ 52
Interest accrued on prior year's projected
 benefit obligation........................        131         134         124
Expected return on plan assets--
  Actual (return) loss.....................  140        (315)       (178)
  Unrecognized excess (deficiency) of
   actual return over expected return...... (330)        126          (3)
                                            ----        ----        ----
                                                  (190)       (189)       (181)
Net amortization of unrecognized amounts...         (9)         (9)        (12)
                                                  ----        ----        ----
Net periodic pension costs (income)........       $ (9)       $ (8)       $(17)
                                                  ====        ====        ====

  Curtailments, settlements and special termination benefits under these plans were not significant in 1994, 1993 and 1992.

  The weighted average discount rates (which are based on long-term market rates) used in determining the 1994, 1993 and 1992 actuarial present value of the benefit obligations were 8.5%, 7.7% and 8.9%, respectively. The rate of increase in future compensation was 5.1%, 5.1% and 6.6% for 1994, 1993 and 1992, respectively. The weighted average expected long-term rate of return on plan assets was 10.0%, 9.8% and 10.0% for 1994, 1993 and 1992, respectively.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

(13) SEGMENT AND GEOGRAPHIC AREA INFORMATION

                                                                  (MILLIONS)
                      --------------------------------------------------------------------------------------------------
                                                       SEGMENT
                      -------------------------------------------------------------------------
                       NATURAL    FARM AND                                                       RECLASS.
                         GAS    CONSTRUCTION AUTOMOTIVE                                             AND
                      PIPELINES EQUIPMENT(C)   PARTS    SHIPBUILDING PACKAGING CHEMICALS OTHER  ELIMINATION CONSOLIDATED
                      --------- ------------ ---------- ------------ --------- --------- ------ ----------- ------------
AT DECEMBER 31,
 1994, AND FOR THE
 YEAR THEN ENDED
Net sales and
 operating
 revenues(a)........   $2,378      $  518      $1,850      $1,753     $2,184     $ --    $   --    $ (7)       $8,676
                       ======      ======      ======      ======     ======     ====    ======    ====        ======
Operating profit
 (loss).............      431          (1)        214         213        217       --       193      --         1,267
General corporate
 expenses...........      (16)         --          (9)        (13)        (8)      --        --      --           (46)
                       ------      ------      ------      ------     ------     ----    ------    ----        ------
Income (loss) before
 interest expense,
 income taxes and
 minority interest..      415          (1)        205         200        209       --       193      --         1,221
                       ======      ======      ======      ======     ======     ====    ======    ====        ======
Identifiable assets.    3,241          --       1,477       1,353      1,884       --     4,056    (149)       11,862
Investment in
 affiliated
 companies..........      359          56           2          --          3       --        --      --           420
Identifiable assets
 related to
 discontinued
 operations.........       --          --          --          --         --      849        --      (4)          845
Investment in
 affiliated
 companies related
 to discontinued
 operations.........       --          --          --          --         --      103        --      --           103
                       ------      ------      ------      ------     ------     ----    ------    ----        ------
   Total assets.....    3,600          56       1,479       1,353      1,887      952     4,056    (153)       13,230
                       ======      ======      ======      ======     ======     ====    ======    ====        ======
Depreciation,
 depletion and
 amortization.......      100           7          45          70         82       --         3      --           307
                       ======      ======      ======      ======     ======     ====    ======    ====        ======
Capital expenditures
 for continuing
 operations.........      331           4         106          29        166       --        14      --           650
                       ======      ======      ======      ======     ======     ====    ======    ====        ======
AT DECEMBER 31,
 1993, AND FOR THE
 YEAR THEN ENDED
Net sales and
 operating
 revenues(a)........   $2,862      $1,014      $1,628      $1,861     $2,042     $ --    $    1    $ (8)       $9,400
                       ======      ======      ======      ======     ======     ====    ======    ====        ======
Operating profit....      425          49         206         238        148       --       219      --         1,285
General corporate
 expenses...........      (14)         --          (8)        (13)        (9)      --        --      --           (44)
                       ------      ------      ------      ------     ------     ----    ------    ----        ------
Income before
 interest expense,
 income taxes and
 minority interest..      411          49         198         225        139       --       219      --         1,241
                       ======      ======      ======      ======     ======     ====    ======    ====        ======
Identifiable assets.    2,953         911       1,044       1,277      1,712       --     3,392     (77)       11,212
Investment in
 affiliated
 companies..........      307         (44)          4          --          6       --        75      --           348
Identifiable assets
 related to
 discontinued
 operations.........       --          --          69          --         --      815        --      (2)          882
Investments in
 affiliated
 companies related
 to discontinued
 operations.........       --          --          --          --         --       62        --      --            62
                       ------      ------      ------      ------     ------     ----    ------    ----        ------
   Total assets.....    3,260         867       1,117       1,277      1,718      877     3,467     (79)       12,504
                       ======      ======      ======      ======     ======     ====    ======    ====        ======
Depreciation,
 depletion and
 amortization.......      166          16          44          72         77       --         3      --           378
                       ======      ======      ======      ======     ======     ====    ======    ====        ======
Capital expenditures
 for continuing
 operations.........      170          11          89          36        124       --         1      --           431
                       ======      ======      ======      ======     ======     ====    ======    ====        ======
AT DECEMBER 31,
 1992, AND FOR THE
 YEAR THEN ENDED
Net sales and
 operating
 revenues(a)........   $2,183      $1,256      $1,616      $2,265     $2,078     $ --    $    2    $ (6)       $9,394
                       ======      ======      ======      ======     ======     ====    ======    ====        ======
Operating profit
 (loss).............      374        (264)        217         262        229       --       211      --         1,029
General corporate
 expenses...........      (14)         --          (7)        (13)        (8)      --        --      --           (42)
                       ------      ------      ------      ------     ------     ----    ------    ----        ------
Income (loss) before
 interest expense,
 income taxes and
 minority interest..      360        (264)        210         249        221       --       211      --           987
                       ======      ======      ======      ======     ======     ====    ======    ====        ======
Identifiable assets.    3,119       1,391         861       1,469      1,406       --     3,983    (107)       12,122
Investment in
 affiliated
 companies..........      296         (34)          1          --         23       --        74      --           360
Identifiable assets
 related to
 discontinued
 operations.........       --          --          69          --         --      724        --      --           793
Investment in
 affiliated
 companies related
 to discontinued
 operations.........       --          --          --          --         --       61        --      --            61
                       ------      ------      ------      ------     ------     ----    ------    ----        ------
   Total assets.....    3,415       1,357         931       1,469      1,429      785     4,057    (107)       13,336
                       ======      ======      ======      ======     ======     ====    ======    ====        ======
Depreciation,
 depletion and
 amortization.......      156          32          41          74         73       --         3      --           379
                       ======      ======      ======      ======     ======     ====    ======    ====        ======
Capital expenditures
 for continuing
 operations.........      251           5          58          35         97       --         2      --           448
                       ======      ======      ======      ======     ======     ====    ======    ====        ======

(See notes on the following page.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

--------
NOTES: (a) Contracts with U.S. government agencies (primarily shipbuilding contracts with the U.S. Navy) accounted for $1.7 billion, $1.8 billion and $2.2 billion for 1994, 1993 and 1992, respectively.
       (b) Products are transferred between geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.
       (c) In July 1994, Tennessee's accounting for its Farm and construction equipment segment changed due to the June 1994 reorganization and IPO. For additional information, see Notes 1 and 3.

  Tennessee is engaged in the sale of products for export from the United States. Such sales are reflected in the table below:

                                                                          (MILLIONS)
    GEOGRAPHIC AREA                    PRINCIPAL PRODUCTS               1994 1993 1992
    ---------------                    ------------------               ---- ---- ----
Canada.................. Exhaust and ride control systems, natural gas, paperboard products, molded and pressed pulp
                         goods, corrugated boxes                         $75 $115 $ 63
European Community...... Navigation aids, molded and pressed
                         pulp goods, paperboard products                  23   36   47
Other Foreign........... Ride control systems, molded and pressed pulp goods, paperboard products,
                         corrugated boxes                                 49   60   58
                                                                        ---- ---- ----
 Total Export Sales.....                                                $147 $211 $168
                                                                        ==== ==== ====

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                                 (MILLIONS)
                          ----------------------------------------------------------
                                 GEOGRAPHIC AREA(C)
                          ---------------------------------
                                                             RECLASS.
                          UNITED          EUROPEAN   OTHER      AND
                          STATES   CANADA COMMUNITY FOREIGN ELIMINATION CONSOLIDATED
                          -------  ------ --------- ------- ----------- ------------
AT DECEMBER 31, 1994,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues:
 External(a)............  $ 7,327   $ 16   $1,056    $277      $  --      $ 8,676
 Intergeographic
  area(b)...............       19     --       58      37       (114)          --
                          -------   ----   ------    ----      -----      -------
 Total..................    7,346     16    1,114     314       (114)       8,676
                          =======   ====   ======    ====      =====      =======
Operating profit........    1,141      2       83      41         --        1,267
General corporate
 expenses...............      (46)    --       --      --         --          (46)
                          -------   ----   ------    ----      -----      -------
Income before interest
 expense, income taxes
 and minority interest..    1,095      2       83      41         --        1,221
                          =======   ====   ======    ====      =====      =======
Identifiable assets.....   10,151    155    1,339     327       (110)      11,862
Investment in affiliated
 companies..............      417     --       --       3         --          420
Identifiable assets
 related to discontinued
 operations.............      177     43      602      42        (19)         845
Investment in affiliated
 companies related to
 discontinued
 operations.............       26     --        3      74         --          103
                          -------   ----   ------    ----      -----      -------
 Total assets...........   10,771    198    1,944     446       (129)      13,230
                          =======   ====   ======    ====      =====      =======
AT DECEMBER 31, 1993,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues:
 External(a)............  $ 7,608   $ 11   $1,467    $314      $  --      $ 9,400
 Intergeographic
  area(b)...............       31     --       61      27       (119)          --
                          -------   ----   ------    ----      -----      -------
 Total..................    7,639     11    1,528     341       (119)       9,400
                          =======   ====   ======    ====      =====      =======
Operating profit........    1,113      1      104      67         --        1,285
General corporate
 expenses...............      (44)    --       --      --         --          (44)
                          -------   ----   ------    ----      -----      -------
Income before interest
 expense, income taxes
 and minority interest..    1,069      1      104      67         --        1,241
                          =======   ====   ======    ====      =====      =======
Identifiable assets.....    9,321      7    1,520     396        (32)      11,212
Investment in affiliated
 companies..............      313     --       27       8         --          348
Identifiable assets
 related to discontinued
 operations.............      219     64      565      43         (9)         882
Investment in affiliated
 companies related to
 discontinued
 operations.............       26     --        5      31         --           62
                          -------   ----   ------    ----      -----      -------
 Total assets...........    9,879     71    2,117     478        (41)      12,504
                          =======   ====   ======    ====      =====      =======
AT DECEMBER 31, 1992,
 AND FOR THE YEAR THEN
 ENDED
Net sales and operating
 revenues:
 External(a)............  $ 7,283   $  9   $1,811    $291      $  --      $ 9,394
 Intergeographic
  area(b)...............       22     --       69      27       (118)          --
                          -------   ----   ------    ----      -----      -------
 Total..................    7,305      9    1,880     318       (118)       9,394
                          =======   ====   ======    ====      =====      =======
Operating profit (loss).    1,198     --     (182)     13         --        1,029
General corporate
 expenses...............      (42)    --       --      --         --          (42)
                          -------   ----   ------    ----      -----      -------
Income (loss) before
 interest expense,
 income taxes and
 minority interest......    1,156     --     (182)     13         --          987
                          =======   ====   ======    ====      =====      =======
Identifiable assets.....    9,944     39    1,853     328        (42)      12,122
Investment in affiliated
 companies..............      298     --       14      48         --          360
Identifiable assets
 related to discontinued
 operations.............      215     70      482      34         (8)         793
Investment in affiliated
 companies related to
 discontinued
 operations.............       23     --        8      30         --           61
                          -------   ----   ------    ----      -----      -------
 Total assets...........   10,480    109    2,357     440        (50)      13,336
                          =======   ====   ======    ====      =====      =======

(See notes on the previous page.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

(14) RESTRUCTURING COSTS

  To respond to depressed market conditions facing the farm and construction equipment business and to improve Case's performance, aggressive measures were taken at Case since September 1991, resulting in significant improvement in Case's performance. However, the worldwide farm and construction equipment market continued to deteriorate during 1992, and Tenneco Inc. Management and the Board of Directors determined that major structural and strategic changes were necessary in order to (1) rationalize certain component production operations to reduce the fixed cost portion of the manufacturing process; (2) reduce excess capacity; (3) focus, discontinue or replace unprofitable and noncompetitive product lines; and (4) restructure and refocus product and component parts distribution to strengthen Case's competitive position in the global marketplace.

  Consequently, on March 21, 1993, the Board of Directors of Tenneco Inc. adopted a comprehensive restructuring program for Case. Adoption of this program resulted in a pre-tax restructuring charge of $241 million, all of which was reflected in the 1992 income from continuing operations before interest expense and income taxes. The $241 million pre-tax charge was recorded as a $104 million reduction of net plant, property and equipment, an $11 million reduction of inventory, a $5 million reduction of intangibles and other accounts and a $121 million reserve for the future cost of implementing the various restructuring actions.

  The specific restructuring measures were based on management's best business judgement under prevailing circumstances and on assumptions which may be revised over time and as circumstances change. As the initial actions were implemented and plans progressed for measures to be taken over the next three years, Tenneco Inc. determined that it was appropriate to reallocate its estimate of the overall pre-tax restructuring charge among the companies in the Tenneco Inc. Farm and construction equipment group, not all of which were subsidiaries of Tennessee. During 1993, this resulted in a $62 million reduction of the $241 million pre-tax charge recorded by Tennessee in 1992 with a corresponding increase in the amounts attributable to other Tenneco Inc. Farm and construction equipment group affiliates which were not included in the Tennessee Gas Pipeline Company consolidation. The estimated costs associated with such measures may require further revision in the future.

(15) COMMITMENTS AND CONTINGENCIES

 Capital Commitments

  Tennessee estimates that expenditures aggregating approximately $1.0 billion will be required after December 31, 1994, to complete facilities and projects authorized at such date, and substantial commitments have been made in connection therewith.

 Purchase Obligations

  In connection with the financing commitments of certain joint ventures, Tennessee has entered into unconditional purchase obligations for products and services of $190 million ($139 million on a present value basis) at December 31, 1994. Tennessee's annual obligations under these agreements are $27 million for 1995, $27 million for 1996, $25 million for 1997, $23 million for 1998 and $23 million for 1999. Payments under such obligations, including additional purchases in excess of contractual obligations, were $34 million, $31 million and $33 million for the years 1994, 1993 and 1992, respectively. In addition, in connection with the Great Plains coal gasification project (Dakota Gasification Company), the Company has contracted to purchase 30% of the output of the plant's original design capacity for a remaining period of 15 years. The Company is in the process of settling this contract as a part of its Gas Supply Realignment negotiations discussed in Note 6.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

 Lease Commitments

  Tennessee holds certain of its facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are $146 million, $129 million, $125 million, $125 million and $115 million for the years 1995, 1996, 1997, 1998 and 1999, respectively, and $1,032 million for subsequent years. Of these amounts, $79 million for 1995, $81 million for 1996, $84 million for 1997, $93 million for 1998, $86 million for 1999 and $781 million for subsequent years are lease payment commitments to GECC, John Hancock and Metropolitan Life for assets purchased from Georgia-Pacific in January 1991 and leased to Tennessee. Commitments under capital leases were not significant to the accompanying financial statements. Total rental expense for continuing operations for the years 1994, 1993 and 1992, was $168 million, $173 million and $177 million, respectively, including minimum rentals under non-cancelable operating leases of $168 million, $173 million and $175 million for the corresponding periods.

 Litigation

  Reference is made to Note 6, "FERC Regulatory Matters," for information concerning gas supply litigation. Tennessee Gas Pipeline Company and its subsidiaries are parties to numerous other legal proceedings arising from their operations. Tennessee Gas Pipeline Company believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tennessee Gas Pipeline Company and its consolidated subsidiaries.

 Environmental Matters

  The Company is engaged in an internal project to identify and deal with the presence of 1) polychlorinated biphenyls ("PCBs") and 2) other substances of concern, including substances on the U.S. Environmental Protection Agency ("EPA") List of Hazardous Substances ("HS List") at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While conducting this project, the Company is in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, in order to assure that its efforts meet regulatory requirements.

  Tennessee has established a reserve for the Company's environmental expenses, which includes: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through December 31, 1994, Tennessee has charged approximately $88 million against the environmental reserve. Of the remaining reserve, $30 million has been recorded on the balance sheet under "Payables-Trade" and $145 million under "Deferred Credits and Other Liabilities."

  Due to the current uncertainty regarding the further activity necessary for the Company to address the substances on the HS List and other substances of concern, including the requirements for site characterization, the actual presence of such substances at the sites, and the final, site-specific cleanup decisions to be made with respect to cleanup levels and remediation technologies, the Company cannot at this time project what additional costs, if any, may result from such activity. While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon the Company's continuing evaluation and experience to date, Tennessee continues to believe that the amount of the reserve is adequate.

  Tennessee believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered from customers of its natural gas pipelines. The Company is currently recovering environmental expenses annually in its rates. Reference is made to Note 6 for more information regarding

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES recovery of environmental costs. A significant portion of these expenses remains subject to review and refund in the Company's 1991 rate case. Tennessee is also currently pursuing the possibility of a global settlement with its customers that would not only address recovery of the environmental costs currently being recovered in its rates, but would also establish a mechanism for recovering a substantial portion of the environmental costs that will be expended in the future. The total amount of and timing for any recovery pursuant to such a global settlement will depend upon the results of Tennessee's negotiations with its customers and will be subject to FERC approval. As of December 31, 1994, the asset balance is $135 million.

  Tennessee believes that its liability insurance policies in effect during the period in which the environmental issues occurred provide coverage for remediation costs and related claims. The Company has pending litigation in a Louisiana state court against its insurance carriers during this period, seeking recovery of costs which the Company incurred. The issues in dispute involve determining: 1) whether the presence of PCBs and other substances at each compressor station constituted a separate occurrence for purposes of the per-occurrence limits of the policies; 2) the applicability of the pollution exclusions in certain policies issued after 1971; 3) the applicability of provisions which exclude the environmental impacts located solely on the insured's property; 4) whether the term "property damage" in the policies will cover the cost of compliance with governmental cleanup directives; 5) the allocation of costs to the various policies in effect during the period the environmental impact occurred; 6) the applicability of provisions excluding pollution that is "expected or intended" and 7) the adequacy of notice of claims to insurance carriers. Tennessee has completed settlements with and received payment from several of the defendant carriers and believes that the likelihood of recovery of a portion of its remediation costs and claims against the remaining defendant carriers is reasonably possible. Any such recovery would likely be considered in resolving environmental cost recoveries with the Company's customers.

  In July 1994, the Company commenced litigation in a Kentucky state court against the manufacturer of the PCB-containing lubricant used by the Company, seeking reimbursement of sums the Company has and will incur in the defense and settlement of PCB-related claims brought by state and federal agencies, private individuals and others. The Company anticipates that the defendant will raise a variety of issues in dispute of the Company's claims.

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

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           (MILLIONS)
                         -------------------------------------------------------------------------------
                                                                                       CUMULATIVE
                                   INCOME BEFORE               INCOME                  EFFECT OF
                                     INTEREST               (LOSS) FROM                CHANGE IN
                         NET SALES   EXPENSE,      INCOME   DISCONTINUED               ACCOUNTING
                            AND    INCOME TAXES     FROM    OPERATIONS,  EXTRAORDINARY PRINCIPLE,
                         OPERATING AND MINORITY  CONTINUING    NET OF    LOSS, NET OF    NET OF    NET
        QUARTER          REVENUES    INTEREST    OPERATIONS  INCOME TAX   INCOME TAX   INCOME TAX INCOME
        -------          --------- ------------- ---------- ------------ ------------- ---------- ------
1994
  1st...................  $2,257      $  265        $122       $   6         $ --         $(13)    $115
  2nd...................   2,378         275          97          (8)          --           --       89
  3rd...................   2,011         376         216           7           --           --      223
  4th...................   2,030         305         230        (167)          --           --       63
                          ------      ------        ----       -----         ----         ----     ----
                          $8,676      $1,221        $665       $(162)        $ --         $(13)    $490
                          ======      ======        ====       =====         ====         ====     ====
1993
  1st...................  $2,391      $  321        $138       $  10         $ --         $ --     $148
  2nd...................   2,402         276         122          15          (22)          --      115
  3rd...................   2,282         306         170           7           (2)          --      175
  4th...................   2,325         338         204          27           --           --      231
                          ------      ------        ----       -----         ----         ----     ----
                          $9,400      $1,241        $634       $  59         $(24)        $ --     $669
                          ======      ======        ====       =====         ====         ====     ====

--------
Note: Reference is made to Notes 1, 3, and 14 for discussion of items affecting quarterly results.

      (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There has been no change in accountants during 1994 or 1993, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which is required to be reported pursuant to this Item 9.

                                    PART III

  Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction J to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

  See "Index to Financial Statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

                                                                            PAGE
                                                                            ----
Tennessee Gas Pipeline Company--
  Statements of income (loss) for the three years ended December 31, 1994.   62
  Statements of cash flows for the three years ended December 31, 1994....   63
  Balance Sheets--December 31, 1994 and 1993..............................   64
  Notes to financial statements...........................................   66
Schedule of Tennessee Gas Pipeline Company and Consolidated Subsidiaries--
  Schedule II--Valuation and qualifying accounts--three years ended
   December 31, 1994......................................................   67

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

    Schedule I--Condensed financial information of registrant
    Schedule III--Real estate and accumulated depreciation
    Schedule IV--Mortgage loans on real estate
    Schedule V--Supplemental Information Concerning Property--Casualty Insurance Operations

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                         TENNESSEE GAS PIPELINE COMPANY

                          STATEMENTS OF INCOME (LOSS)

                                                             (MILLIONS)
                                                        YEARS ENDED DECEMBER
                                                                31,
                                                        ----------------------
                                                         1994    1993    1992
                                                        ------  ------  ------
Revenues:
  Net sales and operating revenues--
    Natural gas pipelines.............................. $1,040  $1,212  $1,104
    Automotive parts...................................    621     559     543
                                                        ------  ------  ------
                                                         1,661   1,771   1,647
  Interest income
    Affiliated companies...............................     92      39      55
    Other..............................................     16       9      15
  Gain on sale of investments and other assets.........      4      11      --
  Other income, net....................................     18      42      11
                                                        ------  ------  ------
                                                         1,791   1,872   1,728
                                                        ------  ------  ------
Costs and Expenses:
  Costs of sales (exclusive of depreciation shown
   below)..............................................    424     362     357
  Operating expenses...................................    591     688     592
  Selling, general and administrative..................    224     219     208
  Depreciation and amortization........................     97     170     152
  Interest expense (net of interest capitalized)
    Affiliated companies...............................    118      52      11
    Other..............................................    158     198     280
                                                        ------  ------  ------
                                                         1,612   1,689   1,600
                                                        ------  ------  ------
Income From Continuing Operations Before Income Tax
 Expense and Equity in Net Income From Continuing
 Operations of Affiliated Companies....................    179     183     128
                                                        ------  ------  ------
Income Tax Expense (Benefit):
  Current..............................................     43      53      59
  Deferred.............................................     (1)      8     (12)
                                                        ------  ------  ------
                                                            42      61      47
                                                        ------  ------  ------
Equity in Net Income From Continuing Operations of
 Affiliated Companies..................................    528     512     223
                                                        ------  ------  ------
Income From Continuing Operations......................    665     634     304
Income (Loss) From Discontinued Operations, Net of
 Income Tax............................................   (162)     59     134
                                                        ------  ------  ------
Income Before Extraordinary Loss.......................    503     693     438
Extraordinary Loss, Net of Income Tax..................     --     (24)     (9)
                                                        ------  ------  ------
Income Before Cumulative Effect of Changes in
 Accounting Principles.................................    503     669     429
Cumulative Effect of Changes in Accounting Principles,
 Net of Income Tax.....................................    (13)     --    (436)
                                                        ------  ------  ------
Net Income (Loss)...................................... $  490  $  669  $   (7)
                                                        ======  ======  ======



 (The accompanying notes to financial statements are an integral part of these statements of income (loss).)

                         TENNESSEE GAS PIPELINE COMPANY

                            STATEMENTS OF CASH FLOWS

                                                              (MILLIONS)
                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                           -------------------
                                                           1994   1993   1992
                                                           -----  -----  -----
Operating Activities:
  Income from continuing operations....................... $ 665  $ 634  $ 304
  Adjustments to reconcile income from continuing
   operations to net cash provided (used) by operating
   activities--
    Depreciation and amortization.........................    97    170    152
    Deferred income taxes.................................    (1)     8    (12)
    Undistributed earnings of affiliated companies........  (528)  (480)     9
    Gain on sale of investments and other assets..........    (4)   (11)    --
    Changes in components of working capital:
      (Increase) decrease in receivables..................    (4)   201    (24)
      (Increase) decrease in inventories..................    (7)    (6)     1
      (Increase) decrease in prepayments and other current
       assets.............................................    20     14     49
      Increase (decrease) in payables.....................     4   (258)  (337)
      Increase (decrease) in taxes accrued................   (18)    37     21
      Increase (decrease) in interest accrued.............    (7)   (21)    (6)
      Increase (decrease) in natural gas pipeline revenue
       reservation........................................  (103)   141    150
      Increase (decrease) in other current liabilities....   (21)   (60)   130
    Take-or-pay (refunds to customers) recoupments, net...    26    (34)    92
    Other.................................................   (87)   (58)  (115)
                                                           -----  -----  -----
    Cash provided (used) by continuing operations.........    32    277    414
    Cash provided (used) by discontinued operations.......    (3)    (5)    (7)
                                                           -----  -----  -----
Net Cash Provided (Used) by Operating Activities..........    29    272    407
                                                           -----  -----  -----
Investing Activities:
  Net proceeds related to sale of discontinued operations.     5     --     --
  Net proceeds from sale of investments and other assets..    18     12     --
  Expenditures for plant, property and equipment--
    Continuing operations.................................  (254)  (172)  (257)
    Discontinued operations...............................    (1)    (2)    (4)
  Acquisitions of businesses..............................    (4)   (10)   (10)
  (Increase) decrease in Tenneco Inc. receivables.........   203    716    356
  Investments in affiliated companies and other...........    47   (161)  (425)
                                                           -----  -----  -----
Net Cash Provided (Used) by Investing Activities..........    14    383   (340)
                                                           -----  -----  -----
Financing Activities:
  Capital contribution from Tenneco Inc...................    --     --    100
  Retirement of long-term debt............................    --   (795)  (628)
  Net increase (decrease) in short-term debt excluding
   current maturities on long-term debt...................  (123)   (76)   152
  Increase in notes payable to Tenneco Inc. ..............   181     --     --
  Net increase (decrease) in advances from affiliated
   companies..............................................  (101)   213    387
  Dividends...............................................    --     --    (75)
                                                           -----  -----  -----
Net Cash Provided (Used) by Financing Activities..........   (43)  (658)   (64)
                                                           -----  -----  -----
Increase (Decrease) in Cash and Temporary Cash
 Investments..............................................    --     (3)     3
Cash and Temporary Cash Investments, January 1............    --      3     --
                                                           -----  -----  -----
Cash and Temporary Cash Investments, December 31 (Note)... $  --  $  --  $   3
                                                           =====  =====  =====
Cash Paid During the Year for Interest.................... $ 276  $ 271  $ 297
Cash Paid During the Year for Income Taxes (net of
 refunds)................................................. $  50  $  15  $  46

--------
Note: Cash and temporary cash investments include highly liquid investments with a maturity date of three months or less at date of purchase.
 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

                         TENNESSEE GAS PIPELINE COMPANY

                                 BALANCE SHEETS

                                                                 (MILLIONS)
                                                                DECEMBER 31,
                                                               ----------------
                            ASSETS                              1994     1993
                            ------                             -------  -------
Current Assets:
  Receivables--
    Customers................................................. $    64  $    37
    Affiliated companies......................................     207      156
    Gas transportation and exchange...........................     178      199
    Other.....................................................      50       31
    Allowance for doubtful accounts...........................     (11)     (21)
  Notes receivable from Tenneco Inc...........................      --      203
  Inventories--
    Raw materials, work in process and finished products......      46       45
    Materials and supplies....................................      18       20
  Gas stored underground......................................      --       41
  Deferred income taxes.......................................      18       --
  Prepaid pension.............................................      55       42
  Prepayments and other.......................................      54       49
                                                               -------  -------
                                                                   679      802
                                                               -------  -------
Investments and Other Assets:
  Investment in affiliated companies..........................  11,697   11,234
  Other.......................................................     288      367
                                                               -------  -------
                                                                11,985   11,601
                                                               -------  -------
Plant, Property and Equipment, at cost:
  Natural gas pipelines.......................................   5,027    4,751
  Automotive parts............................................     285      291
                                                               -------  -------
                                                                 5,312    5,042
  Less--Reserves for depreciation and amortization............   3,207    3,154
                                                               -------  -------
                                                                 2,105    1,888
                                                               -------  -------
                                                               $14,769  $14,291
                                                               =======  =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

                         TENNESSEE GAS PIPELINE COMPANY

                                 BALANCE SHEETS

                                                                (MILLIONS)
                                                               DECEMBER 31,
                                                              ----------------
            LIABILITIES AND STOCKHOLDER'S EQUITY               1994     1993
            ------------------------------------              -------  -------
Current Liabilities:
  Current maturities on long-term debt....................... $   242  $    --
  Notes payable to Tenneco Inc...............................     181       --
  Subordinated demand note payable to Tenneco Corporation....   4,495    4,618
  Payables--
    Trade and other..........................................     178      159
    Affiliated companies.....................................      17       53
    Gas transportation and exchange..........................     118      106
  Taxes accrued..............................................      54       93
  Deferred income taxes......................................      --       14
  Interest accrued...........................................      35       40
  Natural gas pipeline revenue reservation...................     187      290
  Other......................................................     143      143
                                                              -------  -------
                                                                5,650    5,516
                                                              -------  -------
Long-term Debt...............................................     748      983
                                                              -------  -------
Advances from Affiliated Companies...........................     755      855
                                                              -------  -------
Deferred Income Taxes........................................     357      363
                                                              -------  -------
Deferred Credits and Other Liabilities.......................     300      228
                                                              -------  -------
Commitments and Contingencies
Stockholder's Equity:
  Common stock, par value $5 per share, authorized, issued
   and outstanding 200 shares................................      --       --
  Premium on common stock and other capital surplus..........   3,494    3,494
  Cumulative translation adjustments.........................    (174)    (297)
  Retained earnings..........................................   3,639    3,149
                                                              -------  -------
                                                                6,959    6,346
                                                              -------  -------
                                                              $14,769  $14,291
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

  Tennessee Gas Pipeline Company charged corporate overhead expenses to its subsidiaries in the amount of $31 million, $36 million and $35 million for the years 1994, 1993 and 1992, respectively.

  Majority-owned subsidiaries and companies in which at least a 20% voting interest is owned are carried at cost plus equity in undistributed earnings since date of acquisition and cumulative translation adjustments. At December 31, 1994, equity in undistributed earnings and cumulative translation adjustments amounted to $1,244 million and $(150) million, respectively; at December 31, 1993, the corresponding amounts were $1,294 million and $(274) million, respectively.

  Dividends received from companies accounted for on an equity basis amounted to $0, $32 million and $232 million for the years 1994, 1993 and 1992, respectively.

 Income Taxes

  Tennessee Gas Pipeline Company's pre-tax earnings from continuing operations (excluding equity in net income from continuing operations of affiliated companies) for the years 1994, 1993 and 1992 are principally domestic. The differences between the U.S. income tax expense, reflected in the Statements of Income (Loss), of $42 million, $61 million and $47 million for the years 1994, 1993 and 1992 and the income tax expense computed at the U.S. federal income tax rate of $247 million, $243 million and $119 million, respectively, consisted principally of the tax effect of equity in net income from continuing operations of affiliated companies.

 Long-Term Debt and Current Maturities

  The aggregate maturities and sinking fund requirements applicable to the long-term debt issues outstanding at December 31, 1994, are $242 million, $250 million and $325 million for 1995, 1996 and 1997, respectively, and $0 for 1998 and 1999.

 Financial Instruments

  Tennessee Gas Pipeline Company has agreed to cause and enable Newport News Shipbuilding and Dry Dock Company (a wholly-owned subsidiary) to perform its covenants and agreements under certain major shipbuilding contracts.

  Tennessee Gas Pipeline Company has guaranteed the performance of certain affiliates pursuant to arrangements under which receivables are factored on a nonrecourse basis with Tenneco Credit Corporation.

      (The preceding notes are an integral part of the foregoing financial statements.)

                                                                     SCHEDULE II

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                   (MILLIONS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          COLUMN A             COLUMN B      COLUMN C       COLUMN D  COLUMN E
------------------------------------------------------------------------------
                                             ADDITIONS
                                         -----------------
                                         CHARGED
                              BALANCE AT TO COSTS CHARGED             BALANCE
                              BEGINNING    AND    TO OTHER DEDUCTIONS  AT END
         DESCRIPTION           OF YEAR   EXPENSES ACCOUNTS   (NOTE)   OF YEAR
------------------------------------------------------------------------------
Allowance for Doubtful
 Accounts Deducted from
 Assets to Which it Applies:
  Year Ended December 31,
   1994......................    $66       $16      $ 2       $36       $48
                                 ===       ===      ===       ===       ===
  Year Ended December 31,
   1993......................    $51       $39      $ 1       $25       $66
                                 ===       ===      ===       ===       ===
  Year Ended December 31,
   1992......................    $57       $22      $ 2       $30       $51
                                 ===       ===      ===       ===       ===

--------
NOTE: For 1994, 1993 and 1992, primarily uncollectible accounts written off, net of recoveries on accounts previously written off. For 1994, the result of the reorganization and sale of Case is included.

                              REPORTS ON FORM 8-K

  During the fourth quarter of the fiscal year ended December 31, 1994, the Company did not file with the Securities and Exchange Commission any Current Reports on Form 8-K.

                                    EXHIBITS

  Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

    *3(a)    --Certificate of Incorporation as amended and supplemented as of
              January 31, 1995.
     3(b)    --Copy of By-Laws of Tennessee Gas Pipeline Company as amended
              October 2, 1989 (Exhibit 3(b) to Form 10-K for fiscal year ended
              December 31, 1992, File No. 1-4101).
     4       --Included in Exhibits 3(a) and 3(b).
     9       --None.
    10(b)(1) --Lease Agreement, Tomahawk, dated as of January 30, 1991, between
              The Connecticut National Bank, as Owner Trustee, and Packaging
              Corporation of America (Exhibit 10(b)(1) to Form 10-K of Tenneco
              Inc. for the fiscal year ended December 31, 1990, File No. 1-
              9864).
    10(b)(2) --Lease Agreement, Valdosta, dated as of January 30, 1991, between
              The Connecticut National Bank, Philip G. Kane, Jr., Frank
              McDonald, Jr., and William R. Monroe, as Owner Trustee, and
              Packaging Corporation of America (Exhibit 10(b)(2) to Form 10-K
              of Tenneco Inc. for the fiscal year ended December 31, 1990, File
              No. 1-9864).
    10(b)(3) --Timberland Lease dated January 31, 1991, by and between Four
              States Timber Venture and Packaging Corporation of America
              (Exhibit 10(b)(3) to Form 10-K of Tenneco Inc. for the fiscal year ended December 31, 1990, File No. 1-9864).
    11       --None.
    12       --None.
    13       --None.
    16       --None.
    18       --None.
    21       --None.
    22       --Omitted pursuant to the reduced disclosure format permitted by
              General Instruction J to Form 10-K.
    23       --None.
    24       --None.
   *27(a)    --Financial Data Schedule.
   *27(b)    --Restated Financial Data Schedule for quarter ended September 30,
              1994.
    28       --None.
    99       --None.

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

                                          Tennessee Gas Pipeline Company

                                                      S. D. Chesebro'
                                          By___________________________________
                                                      S. D. Chesebro',
                                               President and Chief Executive
                                                          Officer

Date: March 30, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
           S. D. Chesebro'                                           March 30, 1995
------------------------------------
           S. D. Chesebro'           Principal Executive Officer
                                      and Director
         Robert T. Blakely                                           March 30, 1995
------------------------------------
         Robert T. Blakely           Principal Financial and
                                      Accounting Officer
            Dana G. Mead                                             March 30, 1995
------------------------------------
            Dana G. Mead             Director

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                          DESCRIPTION OF EXHIBITS
  -------                         -----------------------
   3(a)    --Copy of Amended and Restated Certificate of Incorporation as
            amended and supplemented as of March 27, 1995.
  *3(b)    --Copy of By-Laws of Tennessee Gas Pipeline Company as amended
            October 2, 1989 (Exhibit 3(b) to Form 10-K for fiscal year ended
            December 31, 1992, File No. 1-4101).
 *10(b)(1) --Lease Agreement, Tomahawk, dated as of January 30, 1991, between
            The Connecticut National Bank, as Owner Trustee, and Packaging
            Corporation of America (Exhibit 10(b)(1) to Form 10-K of Tenneco
            Inc. for the fiscal year ended December 31, 1990, File No. 1-9864).
 *10(b)(2) --Lease Agreement, Valdosta, dated as of January 30, 1991, between
            The Connecticut National Bank, Philip G. Kane, Jr., Frank McDonald,
            Jr., and William R. Monroe, as Owner Trustee, and Packaging
            Corporation of America (Exhibit 10(b)(2) to Form 10-K of Tenneco
            Inc. for the fiscal year ended December 31, 1990, File No. 1-9864).
 *10(b)(3) --Timberland Lease dated January 31, 1991, by and between Four
            States Timber Venture and Packaging Corporation of America (Exhibit
            10(b)(3) to Form 10-K of Tenneco Inc. for the fiscal year ended
            December 31, 1990, File No.1-9864).
  27(a)    --Financial Data Schedule.
  27(b)    --Restated Financial Data Schedule for the quarter ended September
            30, 1994.

--------
* Exhibit incorporated by reference.