Form 10-Q
period 1995-03-31
TENNESSEE GAS PIPELINE CO
filed 1995-05-15
CIK 97142

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

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

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $5 per share, 200 shares as of March 31, 1995.


  TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tennessee Gas Pipeline Company and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   3
    Balance Sheets........................................................   4
    Statements of Changes in Shareowner's Equity..........................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  12
Part II--Other Information
  Item 1. Legal Proceedings...............................................  15
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  16

- --------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                               (MILLIONS)
                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                             --------------
                                                              1995    1994
                                                             ------  ------
Revenues:
  Net sales and operating revenues--
    Natural gas pipelines..................................  $  505  $  693
    Automotive parts.......................................     589     431
    Packaging..............................................     636     491
    Shipbuilding...........................................     421     403
    Farm and construction equipment........................      --     241
    Other..................................................      (1)     (2)
                                                             ------  ------
                                                              2,150   2,257
  Other income--
    Interest income--
      Affiliated companies.................................      84      49
      Other................................................       8       6
    Gain on sale of businesses and assets, net.............      14       2
    Other income, net......................................      25      12
                                                             ------  ------
                                                              2,281   2,326
                                                             ------  ------
Costs and Expenses:
  Cost of sales (exclusive of depreciation shown below)....   1,242   1,247
  Operating expenses.......................................     371     540
  Selling, general and administrative......................     175     171
  Finance charges of Tennessee's finance subsidiaries......      --       4
  Depreciation, depletion and amortization.................     102      99
                                                             ------  ------
                                                              1,890   2,061
                                                             ------  ------
Income Before Interest Expense, Income Taxes and Minority
 Interest..................................................     391     265
                                                             ------  ------
Interest Expense (net of interest capitalized):
  Affiliated companies.....................................      28      22
  Other....................................................      37      44
                                                             ------  ------
                                                                 65      66
                                                             ------  ------
Income Before Income Taxes and Minority Interest...........     326     199
Income Tax Expense.........................................     133      77
                                                             ------  ------
Income Before Minority Interest............................     193     122
Minority Interest..........................................       8      --
                                                             ------  ------
Income From Continuing Operations..........................     185     122
Income From Discontinued Operations, Net of Income Tax.....      --       6
                                                             ------  ------
Income Before Cumulative Effect of Change in Accounting
 Principle.................................................     185     128
Cumulative Effect of Change in Accounting Principle, Net of
 Income Tax................................................      --     (13)
                                                             ------  ------
Net Income.................................................  $  185  $  115
                                                             ======  ======

 (The accompanying notes to financial statements are an integral part of these statements of income.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 (MILLIONS)
                                                                THREE MONTHS
                                                                ENDED MARCH
                                                                    31,
                                                                -----------
                                                                1995  1994
                                                                ----  -----
Operating Activities:
  Income from continuing operations...........................  $185  $ 122
  Adjustments to reconcile income from continuing operations to net cash provided (used) by continuing operations--
    Depreciation, depletion and amortization..................   102     99
    Deferred income taxes.....................................    14    (15)
    Gain on sale of businesses and assets, net................   (14)    (2)
    Changes in components of working capital--
      (Increase) decrease in receivables......................  (103)   (55)
      (Increase) decrease in inventories......................  (155)   (72)
      (Increase) decrease in prepayments and other current
       assets.................................................    (5)    39
      Increase (decrease) in payables.........................  (225)   (43)
      Increase (decrease) in taxes accrued....................    96     85
      Increase (decrease) in interest accrued.................    (3)    15
      Increase (decrease) in restructuring liability..........    --     (3)
      Increase (decrease) in natural gas pipeline revenue
       reservation............................................  (177)    36
      Increase (decrease) in other current liabilities........     3     45
    (Increase) decrease in long-term notes and receivables....    --      2
    Take-or-pay (refunds to customers) recoupments, net.......    14    (12)
    Other.....................................................    57     (8)
                                                                ----  -----
      Cash provided (used) by continuing operations...........  (211)   233
      Cash provided (used) by discontinued operations.........    61    (19)
                                                                ----  -----
Net Cash Provided (Used) by Operating Activities..............  (150)   214
                                                                ----  -----
Investing Activities:
  Net proceeds (expenditures) related to the sale of
   discontinued operations....................................   703     (5)
  Net proceeds from sale of businesses and assets.............    34     55
  Expenditures for plant, property and equipment--
    Continuing operations.....................................  (117)   (78)
    Discontinued operations...................................    (4)   (16)
  Acquisitions of businesses..................................    (3)    --
  (Increase) decrease in Tenneco Inc. receivables.............  (126)     5
  (Increase) decrease in notes receivable from other
   affiliates.................................................  (271)  (150)
  Investments and other.......................................    12     (2)
                                                                ----  -----
Net Cash Provided (Used) by Investing Activities..............   228   (191)
                                                                ----  -----
Financing Activities:
  Capital distribution to affiliate...........................   (28)    --
  Retirement of long-term debt................................   (15)   (23)
  Net increase (decrease) in short-term debt excluding current
   maturities on long-term debt...............................   (17)    26
                                                                ----  -----
Net Cash Provided (Used) by Financing Activities..............   (60)     3
                                                                ----  -----
Effect of Foreign Exchange Rate Changes on Cash and Temporary
 Cash Investments.............................................     5     --
                                                                ----  -----
Increase (Decrease) in Cash and Temporary Cash Investments....    23     26
Cash and Temporary Cash Investments, January 1................   459    220
                                                                ----  -----
Cash and Temporary Cash Investments, March 31 (Note)..........  $482  $ 246
                                                                ====  =====
Cash Paid During the Period for Interest......................  $ 66  $  54
Cash Paid During the Period for Income Taxes (net of refunds).  $ 23  $  22

- --------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                          (MILLIONS)
                                               MARCH 31, DECEMBER 31, MARCH 31,
                    ASSETS                       1995        1994       1994
                    ------                     --------- ------------ ---------
Current Assets:
  Cash and temporary cash investments.........  $   482    $   459     $   246
  Receivables--
    Customer notes and accounts (net).........      465        644       1,063
    Affiliated companies......................      391        297         533
    Gas transportation and exchange...........      221        214         303
    Other.....................................      208        164          97
  Notes receivable from Tenneco Inc...........    3,327      3,201         740
  Inventories.................................      931        909       1,022
  Deferred income taxes.......................       69         43          32
  Prepayments and other.......................      262        301         284
                                                -------    -------     -------
                                                  6,356      6,232       4,320
                                                -------    -------     -------
Investments and Other Assets:
  Investment in affiliated companies..........      441        523         420
  Other investments, at cost..................       41         49          59
  Long-term receivables--
    Notes and other (net).....................      145        157         202
    Affiliated companies......................      271         --       1,920
  Investment in subsidiaries in excess of fair
   value of net assets at date of acquisition,
   less amortization..........................      309        329         271
  Deferred income taxes.......................       55         49          40
  Other.......................................    1,248        733         853
                                                -------    -------     -------
                                                  2,510      1,840       3,765
                                                -------    -------     -------
Plant, Property and Equipment, at cost........   10,210     11,009      10,451
  Less--Reserves for depreciation, depletion
   and amortization...........................    5,428      5,851       5,686
                                                -------    -------     -------
                                                  4,782      5,158       4,765
                                                -------    -------     -------
                                                $13,648    $13,230     $12,850
                                                =======    =======     =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                              (MILLIONS)
                                                   MARCH 31, DECEMBER 31, MARCH 31,
       LIABILITIES AND SHAREOWNER'S EQUITY           1995        1994       1994
       -----------------------------------         --------- ------------ ---------
Current Liabilities:
  Short-term debt (including current maturities on
   long-term debt)................................  $   295    $   298     $   148
  Payables--
    Trade.........................................      779      1,029       1,012
    Affiliated companies..........................      119        244         178
    Gas transportation and exchange...............      160        159         207
  Taxes accrued...................................      283         49         275
  Interest accrued................................       56         37          64
  Restructuring liability.........................       --         --          92
  Natural gas pipeline revenue reservation........        5        190         323
  Other...........................................    1,005        787         802
                                                    -------    -------     -------
                                                      2,702      2,793       3,101
                                                    -------    -------     -------
Long-term Debt....................................      782        793       1,068
                                                    -------    -------     -------
Deferred Income Taxes.............................    1,237      1,408       1,216
                                                    -------    -------     -------
Postretirement Benefits...........................      601        380         441
                                                    -------    -------     -------
Deferred Credits and Other Liabilities............      546        422         517
                                                    -------    -------     -------
Commitments and Contingencies
Minority Interest.................................      479        475          20
                                                    -------    -------     -------
Shareowner's Equity:
  Common stock, par value $5 per share,
   authorized, issued and outstanding 200 shares..       --         --          --
  Premium on common stock and other capital
   surplus........................................    3,466      3,494       3,494
  Cumulative translation adjustments..............       11       (174)       (271)
  Retained earnings...............................    3,824      3,639       3,264
                                                    -------    -------     -------
                                                      7,301      6,959       6,487
                                                    -------    -------     -------
                                                    $13,648    $13,230     $12,850
                                                    =======    =======     =======


 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNER'S EQUITY

                                  (UNAUDITED)

                                                    (MILLIONS EXCEPT SHARE
                                                           AMOUNTS)
                                                   THREE MONTHS ENDED MARCH
                                                              31,
                                                  ----------------------------
                                                      1995           1994
                                                  -------------  -------------
                                                  SHARES AMOUNT  SHARES AMOUNT
                                                  ------ ------  ------ ------
Common Stock:
  Balance January 1 and March 31.................  200   $   --   200   $   --
                                                   ===   ------   ===   ------
Premium on Common Stock and Other Capital
 Surplus:
  Balance January 1 .............................         3,494          3,494
    Capital distribution to affiliate............           (28)            --
                                                         ------         ------
  Balance March 31...............................         3,466          3,494
                                                         ------         ------
Cumulative Translation Adjustments:
  Balance January 1..............................          (174)          (297)
    Translation of foreign currency statements...            58             26
    Sale of investment in chemicals foreign
     subsidiary..................................           127             --
                                                         ------         ------
  Balance March 31...............................            11           (271)
                                                         ------         ------
Retained Earnings:
  Balance January 1..............................         3,639          3,149
    Net income...................................           185            115
                                                         ------         ------
  Balance March 31...............................         3,824          3,264
                                                         ------         ------
      Total......................................        $7,301         $6,487
                                                         ======         ======


 (The accompanying notes to financial statements are an integral part of these statements of changes in shareowner's equity.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tennessee Gas Pipeline Company (the "Company"), the accompanying unaudited financial statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries ("Tennessee") contain all adjustments necessary to present fairly the financial position as of March 31, 1995, and the results of operations; changes in shareowner's equity; and cash flows for the periods indicated.

  In June 1994, Tenneco Inc. and its subsidiaries ("Tenneco") completed an initial public offering ("IPO") of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's Farm and construction equipment segment. In November 1994, a secondary offering of Case's common stock reduced Tenneco's ownership to approximately 44%. Prior to the IPO, Tenneco reorganized this segment resulting in Tennessee selling all of its Farm and construction equipment net assets to Case Corporation for consideration of Case Corporation common stock and cash. From January through June 1994, Tennessee's Farm and construction equipment segment was fully consolidated; subsequent to June 1994, it was reflected in Tennessee's financial statements using the cost method of accounting. Tennessee's remaining investment in Case is not significant to its consolidated financial position.

  Prior year's financial statements have been reclassified where appropriate to conform to 1995 presentations.

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

  Following negotiations with its customers, the Company filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in the Company's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. On November 15, 1994, the FERC issued an order approving the PGA Stipulation and resolving all outstanding issues. On April 5, 1995, the FERC issued its order on rehearing affirming its initial approval of the PGA Stipulation. The Company implemented the terms of the PGA Stipulation and expects to make refunds in May 1995. The Company has recorded a liability which it believes is adequate to cover the PGA refunds.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

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

  With regard to the Company's GSR costs, the Company, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by the Company of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge who is to issue his initial decision by December 31, 1995. The FERC has committed to a final order by December 31, 1996. The FERC order stated that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. The hearing will be limited to the issue of whether the settlement agreements are prudent.

  Also related to the Company's GSR costs, on October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave the Company notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted the Company's motion for summary judgment. The time for appeal of the trial court's ruling had not commenced as of May 15, 1995.

  The Company is engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued the Company. Although the Company believes that its defenses in the underlying gas purchase contract actions are meritorious, the Company recorded in the first quarter liabilities which it believes are adequate to cover the resolution of these matters.

  As of March 31, 1995, the Company has deferred GSR costs yet to be recovered from its customers of approximately $518 million, net of $232 million previously collected from its customers subject to refund. Proceedings have commenced to review the recovery of these GSR costs; however, the FERC has also generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 contemplates complete recovery by pipelines of qualified transition costs, the Company is engaged in settlement discussions with its customers concerning the amount of recoverable GSR costs in response to FERC and customer statements acknowledging the desirability of such settlements.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

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

  The FERC issued final orders approving the Company's Stipulation and Agreement partially resolving its 1991 rate case. Pursuant to these final FERC orders, rates for the period February 1, 1992, through August 31, 1993, were approved, and the Company paid refunds for this period in June 1994. Also pursuant to these orders, rates for the period after September 1, 1993, were approved and the Company paid refunds for the period September 1, 1993, to October 31, 1994, in February 1995. The Company had recorded a liability which was adequate to cover the refund obligations.

  The approved Stipulation and Agreement discussed above also established procedures for resolving the recovery of certain environmental expenditures. These environmental costs are currently being collected in the Company's rates subject to further review and possible refund. The Company intends to pursue full recovery of the costs at issue. The Company is also currently pursuing the possibility of a global settlement with its customers that would not only address recovery of the environmental costs currently being recovered in its rates, but would also establish a mechanism for recovering a substantial portion of the environmental costs discussed in Note 4, that will be expended in the future. The total amount of and timing for any recovery pursuant to such a global settlement will depend upon the results of the Company's negotiations with its customers and will be subject to FERC approval.

  On December 30, 1994, the Company filed a general rate increase in Docket No. RP95-112 which reflected an increase in the Company's revenue requirement of $118 million, including recovery of certain environmental costs as discussed in
Note 4. On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. Subject to the outcome of certain issues identified in the FERC order, the increased rates will become effective on July 1, 1995, subject to refund.

  The January 25, 1995, order also required the convening of a technical conference, which was held in March 1995, to address various concerns raised by the FERC and the Company's customers over, among other issues, the Company's ability to provide its shippers with timely and accurate operating and billing information, and the associated systems costs. At that technical conference, a series of follow-up technical conferences were scheduled to address these issues. The ultimate resolution of these issues may result in adjustments to customer billings.

  (3) Reference is made to Note 2 for information concerning gas supply litigation. Tennessee Gas Pipeline Company and its subsidiaries are parties to numerous other legal proceedings arising from their operations. Tennessee Gas Pipeline Company believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tennessee Gas Pipeline Company and its consolidated subsidiaries.

  (4) Since 1988, the Company has been engaged in an internal project to identify and deal with the presence of 1) polychlorinated biphenyls ("PCBs") and 2) other substances of concern, including substances on the U.S. Environmental Protection Agency ("EPA") List of Hazardous Substances ("HS List") at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While conducting this project, the Company has been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, in order to assure that its efforts meet regulatory requirements.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Tennessee has established a reserve for the Company's environmental expenses, which includes: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through March 31, 1995, Tennessee has charged approximately $98 million against the environmental reserve. Of the remaining reserve, $30 million has been recorded on the balance sheet under "Payables-Trade" and $135 million under "Deferred Credits and Other Liabilities."

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

  Tennessee believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered from customers of its natural gas pipelines. The Company is currently recovering environmental expenses annually in its rates. Reference is made to Note 2 for more information regarding recovery of environmental costs. A significant portion of these expenses remains subject to review and refund in the Company's 1991 rate case. The Company is also currently pursuing the possibility of a global settlement with its customers that would not only address recovery of the environmental costs currently being recovered in its rates, but would also establish a mechanism for recovering a substantial portion of the environmental costs that will be expended in the future. The total amount of and timing for any recovery pursuant to such a global settlement will depend upon the results of the Company's negotiations with its customers and will be subject to FERC approval. As of March 31, 1995, $125 million was remaining to be recovered from customers.

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

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  While Tennessee believes its legal position to be meritorious, Tennessee has not adjusted its environmental reserve to reflect any anticipated insurance recoveries or recoveries from the manufacturer of the PCB-containing lubricant. Recoveries could reduce the amount ultimately recoverable from customers.

  The Company has identified other sites in its various operating divisions where environmental remediation expenses may be required should there be a change in ownership, operations or applicable regulations. These possibilities cannot be predicted or quantified at this time and accordingly, no provision has been recorded. However, provisions have been made for all instances where it has been determined that the incurrence of any material remedial expense is probable.

  (5) In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 which establishes new accounting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement is effective for fiscal years beginning after December 15, 1995. The impact of the adoption of the new standards has not been quantified.

  (6) In March 1995, the Company completed an IPO of 100 percent of its Albright & Wilson chemicals segment, resulting in net proceeds of approximately $700 million. The loss on the sale, which was recorded in December 1994 as "discontinued operations," was $166 million, net of income tax expense of $117 million.





 (The above notes are an integral part of the foregoing financial statements.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS RESULTS

REVENUES

  Revenues for the first quarter of 1995 were $2.15 billion, down from $2.26 billion in the first quarter of 1994. Natural gas pipelines revenues were down $188 million or 27 percent primarily in the nonregulated sector, which experienced lower demand and prices stemming from the warm winter weather. Automotive parts revenues increased $158 million or 37 percent, of which $86 million resulted from the Heinrich Gillet GmbH & Company ("Gillet") acquisition in November 1994. Packaging revenues increased $145 million or 30 percent from improved price realizations and volumes in both the paperboard and specialty packaging segments. Shipbuilding revenues increased $18 million or four percent due to increased activity on the SEALIFT conversion contract. Tennessee's first quarter 1995 revenues exclude revenues from Case Corporation ("Case"), its farm and construction equipment segment, due to the change to the cost method of accounting for Case in July 1994. (See Note 1 in the "Notes to Financial Statements" for additional information.)

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("OPERATING INCOME")

  Operating income for the first quarter of 1995 was $391 million, up $126 million or 48 percent, compared with $265 million for the first quarter of 1994 mainly resulting from improved pricing and volumes in the packaging sector.

NATURAL GAS PIPELINES

  Natural gas pipelines reported first quarter operating income of $80 million compared with $105 million in the 1994 first quarter. Revenues for the first quarter of 1995 decreased to $505 million compared with $693 million in the first quarter of 1994 primarily due to the decline in spot prices and lower volumes in the nonregulated segment. Operating income decreased as a result of depressed natural gas demand and prices in the nonregulated business and the discounting of capacity associated with a terminated contract in the regulated business. The natural gas pipeline industry is experiencing increasing competition in virtually every aspect of operations, which is the result of actions by the FERC to strengthen market forces throughout the industry. In a number of key markets, Tennessee's interstate pipelines face competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a supplier or switch suppliers based on the short-term price of the gas and the cost of transportation. Tennessee's pipelines have frequently been required to discount their transportation rates to maintain market share. Additionally, the majority of the Company's transportation contracts will be expiring over the next five years. The renegotiation of these contracts may be impacted by such competitive factors.

  In April 1995, Tennessee announced its intent to sell its 50% interest in Kern River Gas Transmission Company ("Kern River") provided an agreement can be reached with a buyer on terms acceptable to Tennessee. Kern River owns a 904-mile natural gas pipeline system extending from southwestern Wyoming to Bakersfield, California.

AUTOMOTIVE PARTS

  Automotive parts reported first quarter operating income of $53 million compared with $51 million in the first quarter of 1994. Revenues for the first quarter of 1995 increased to $589 million compared with $431 million in last year's first quarter, primarily as a result of the acquisition of Gillet, which added $86 million in revenues. Profit margins declined in the first quarter of 1995 due to the integration of Walker Europe with Gillet, the largest supplier of exhaust systems for auto manufacturers in Europe. Aftermarket sales rose worldwide, primarily due to the broadened geographic introduction and model coverage of the Sensa-Trac ride control product line. Sensa-Trac was introduced in North America, Australia and France last year and is being introduced in the rest of Europe this year. Original equipment sales increased worldwide with much of this increase supplied by the Gillet acquisition and the improving European economy.

PACKAGING

  First quarter operating income for packaging was $116 million, up $96 million compared with $20 million generated in the first quarter of 1994. The 1995 first quarter operating income included a $14 million gain from the sale of a mill in Sylva, North Carolina. Revenues for the first three months of 1995 were $636 million compared with $491 million in the same period last year, up 30 percent primarily due to improved price realizations and volumes in both paperboard and specialty packaging.

  The paperboard packaging business, which includes containerboard and folding boxboard operations, reported operating income of $107 million in the first quarter, compared with $9 million a year ago, up $98 million primarily due to higher commodity prices. Wastepaper costs increased by $19 million as costs of a major component of wastepaper, old corrugated containers, escalated to more than $200 per ton in March 1995 from $44 per ton a year ago.

  Productivity of containerboard mills rose 3.3 percent over the year-ago period and primary mills set a record with average production exceeding 6,000 tons per day for three consecutive months. Reduced machine downtime and scrap contributed to these productivity gains.

  Specialty packaging reported operating income of $9 million in the first quarter of 1995 down slightly from last year. Aluminum and plastics packaging operating income increased 11 percent in the first quarter as demand for these products continues to grow. The molded fiber business reported lower operating income in the first quarter of 1995 compared with the same period last year due to higher raw material costs. The cost of recycled fiber rose 80 percent compared with last year's first quarter.

SHIPBUILDING

  Shipbuilding reported first quarter operating income of $44 million compared with $48 million in the 1994 first quarter. Revenues increased $18 million to $421 million in the first three months of 1995 compared with $403 million in the same period last year due to a higher level of activity on the SEALIFT conversion contract. Operating income declined due to the completion of the contract to refuel and overhaul the aircraft carrier USS ENTERPRISE, which was completed in September 1994, and higher initial costs on the SEALIFT conversion contract.

  The backlog at the end of the first quarter of 1995 was approximately $5.3 billion and included construction contracts for three LOS ANGELES class submarines and three NIMITZ class aircraft carriers, a conversion contract for two fast SEALIFT ships and two "Double Eagle" product tankers.

OTHER

  Tennessee's other operations reported operating income of $98 million in the first quarter of 1995 compared with $47 million for the first quarter of 1994. Operating income improved in the first quarter of 1995 primarily due to higher interest income from affiliated companies and higher levels of notes receivable and temporary cash investments.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Interest expense decreased from $66 million in the 1994 first quarter to $65 million in the first quarter of 1995. The decline was primarily attributable to lower debt levels that resulted from scheduled long-term debt retirements and lower interest expense for a pipeline rate refund. Interest capitalized increased from $1 million in the 1994 first quarter to $2 million in the first quarter of 1995.

INCOME TAXES

  Income tax expense for the first quarter of 1995 was $133 million versus $77 million reported for the 1994 first quarter. This increase was primarily due to higher pre-tax income in 1995.

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

DISCONTINUED OPERATIONS

  Income from discontinued operations in the first quarter of 1994 of $6 million (net of income tax expense of $1 million) was attributable to the chemicals and brakes businesses, which have been sold.

  In March 1995, Tenneco completed an IPO of 100 percent of its Albright & Wilson chemicals segment, resulting in net proceeds of approximately $700 million. The loss on the sale, which was recorded in December 1994 as "discontinued operations", was $166 million, net of income tax expense of $117 million.

NET INCOME

  Net income for the first quarter of 1995 was $185 million compared with net income of $115 million in the 1994 first quarter.

  Included in the first quarter 1994 net income of $115 million was income from continuing operations of $122 million, income from discontinued operations of $6 million and a charge of $13 million related to the cumulative effect of the change in accounting principle.

CAPITAL EXPENDITURES

  Expenditures for plant, property and equipment from continuing operations for the first three months of 1995 were $117 million compared with $78 million for the first three months of 1994. Expenditures increased for natural gas pipelines ($25 million), automotive parts ($3 million), shipbuilding ($8 million) and packaging ($3 million).

OTHER MATTERS

  In March 1995, the Financial Accounting Standards Board issued FAS No. 121 which establishes new accounting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement is effective for fiscal years beginning after December 15, 1995. The impact of the adoption of the new standards has not been quantified.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  The Company is a party in proceedings involving federal and state authorities regarding the past use by the Company of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems.

  The Company has executed a consent order with the United States Environmental Protection Agency ("EPA") governing the remediation of its compressor stations in Regions IV, V and VI. With respect to the stations in Regions II and III, EPA has advised the Company that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to the Company. The Company anticipates that it will soon reach an agreement with the Pennsylvania Department of Environmental Resources and will enter into a consent order on remediation at the Pennsylvania stations (under which the Company also agrees to pay a civil penalty and to make a contribution for environmental projects); meanwhile, the Company will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

 (2) Other Proceedings.

  On October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave the Company notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted the Company's motion for summary judgment. The time for appeal of the trial court's ruling had not commenced as of May 15, 1995.

 (3) Potential Superfund Liability.

  At March 31, 1995, the Company has been designated as a potentially responsible party in 66 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, the Company is fully indemnified by third parties. With respect to certain other sites, the Company has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, the Company has estimated its share of the remediation costs to between $12 million and $71 million or 0.4% to 2.2% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, the Company's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in the Company's determination of its estimated liability.

The Company does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its consolidated financial position or results of operations.

  For additional information concerning environmental matters, see Note 4 in the "Notes to Financial Statements" of Tennessee Gas Pipeline Company and Consolidated Subsidiaries.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    27--Financial Data Schedule

  (b) Reports on Form 8-K. Tennessee Gas Pipeline Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1995.

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

Date: May 15, 1995