Form 10-Q
period 1995-06-30
TENNESSEE GAS PIPELINE CO
filed 1995-08-14
CIK 97142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $5 per share, 200 shares as of June 30, 1995.

  TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                         PART I--FINANCIAL INFORMATION

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                         (MILLIONS)
                                                 THREE MONTHS     SIX MONTHS
                                                  ENDED JUNE      ENDED JUNE
                                                      30,             30,
                                                 --------------  --------------
                                                  1995    1994    1995    1994
                                                 ------  ------  ------  ------
Revenues:
  Net sales and operating revenues--
    Natural gas pipelines......................  $  432  $  605  $  937  $1,298
    Automotive parts...........................     648     507   1,237     938
    Packaging..................................     682     527   1,318   1,018
    Shipbuilding...............................     424     464     845     867
    Farm and construction equipment............      --     277      --     518
    Other......................................      (3)     (2)     (4)     (4)
                                                 ------  ------  ------  ------
                                                  2,183   2,378   4,333   4,635
  Other income--
    Interest income--
      Affiliated companies.....................      96      47     180      96
      Other....................................      19      10      27      16
    Gain (loss) on sale of businesses and
     assets, net...............................      (7)    (22)      7     (20)
    Other income, net..........................      39       4      64      16
                                                 ------  ------  ------  ------
                                                  2,330   2,417   4,611   4,743
                                                 ------  ------  ------  ------
Costs and Expenses:
  Cost of sales (exclusive of depreciation
   shown below)................................   1,285   1,395   2,527   2,642
  Operating expenses...........................     315     514     686   1,054
  Selling, general and administrative..........     181     172     356     343
  Finance charges of Tennessee's finance
   subsidiaries................................      --       4      --       8
  Depreciation, depletion and amortization.....     107      57     209     156
                                                 ------  ------  ------  ------
                                                  1,888   2,142   3,778   4,203
                                                 ------  ------  ------  ------
Income Before Interest Expense, Income Taxes
 and Minority Interest.........................     442     275     833     540
                                                 ------  ------  ------  ------
Interest Expense (net of interest capitalized):
  Affiliated companies.........................      43      23      71      45
  Other........................................      36      44      73      88
                                                 ------  ------  ------  ------
                                                     79      67     144     133
                                                 ------  ------  ------  ------
Income Before Income Taxes and Minority
 Interest......................................     363     208     689     407
Income Tax Expense.............................     147     111     280     188
                                                 ------  ------  ------  ------
Income Before Minority Interest................     216      97     409     219
Minority Interest..............................      10      --      18      --
                                                 ------  ------  ------  ------
Income From Continuing Operations..............     206      97     391     219
Loss From Discontinued Operations, Net of
 Income Tax....................................      --      (8)     --      (2)
                                                 ------  ------  ------  ------
Income Before Cumulative Effect of Change in
 Accounting Principle..........................     206      89     391     217
Cumulative Effect of Change in Accounting
 Principle, Net of Income Tax..................      --      --      --     (13)
                                                 ------  ------  ------  ------
Net Income.....................................  $  206  $   89  $  391  $  204
                                                 ======  ======  ======  ======

 (The accompanying notes to financial statements are an integral part of these statements of income.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 (MILLIONS)
                                                                 SIX MONTHS
                                                                    ENDED
                                                                  JUNE 30,
                                                               ----------------
                                                                1995     1994
                                                               -------  -------
Cash Flows from Operating Activities:
  Income from continuing operations..........................  $   391  $   219
  Adjustments to reconcile income from continuing operations to cash provided (used) by continuing operations--
    Depreciation, depletion and amortization.................      209      156
    Deferred income taxes....................................       13      (13)
    (Gain) loss on sale of businesses and assets, net........       (7)      20
    Changes in components of working capital--
      (Increase) decrease in receivables.....................     (149)     228
      (Increase) decrease in inventories.....................     (182)     (91)
      (Increase) decrease in prepayments and other current
       assets................................................       (6)      37
      Increase (decrease) in payables........................      (15)      92
      Increase (decrease) in taxes accrued...................      (51)       3
      Increase (decrease) in interest accrued................      (19)     (19)
      Increase (decrease) in restructuring liability.........       --       (5)
      Increase (decrease) in natural gas pipeline revenue
       reservation...........................................     (179)    (157)
      Increase (decrease) in other current liabilities.......       (3)     112
    (Increase) decrease in long-term notes and receivables...       --        4
    Take-or-pay (refunds to customers) recoupments, net......       25        4
    Other....................................................      105      (67)
                                                               -------  -------
      Cash provided (used) by continuing operations..........      132      523
      Cash provided (used) by discontinued operations........       13       (5)
                                                               -------  -------
Net Cash Provided (Used) by Operating Activities.............      145      518
                                                               -------  -------
Cash Flows from Investing Activities:
  Net proceeds (expenditures) related to the sale of
   discontinued operations...................................      697       (5)
  Net proceeds from sale of businesses and assets............       46      199
  Expenditures for plant, property and equipment--
    Continuing operations....................................     (321)    (176)
    Discontinued operations..................................       (4)     (32)
  Acquisitions of businesses.................................     (271)      --
  (Increase) decrease in Tenneco Inc. receivables............     (156)  (2,109)
  (Increase) decrease in notes receivable from other
   affiliates................................................     (271)   1,755
  Investments and other......................................        6       (9)
                                                               -------  -------
Net Cash Provided (Used) by Investing Activities.............     (274)    (377)
                                                               -------  -------
Cash Flows from Financing Activities:
  Capital distribution to affiliate..........................      (28)      --
  Issuance of long-term debt.................................       --        2
  Retirement of long-term debt...............................     (152)    (134)
  Net increase (decrease) in short-term debt excluding
   current maturities on long-term debt......................       10      233
                                                               -------  -------
Net Cash Provided (Used) by Financing Activities.............     (170)     101
                                                               -------  -------
Effect of Foreign Exchange Rate Changes on Cash and Temporary
 Cash Investments............................................        5        2
                                                               -------  -------
Increase (Decrease) in Cash and Temporary Cash Investments...     (294)     244
Cash and Temporary Cash Investments, January 1...............      459      220
                                                               -------  -------
Cash and Temporary Cash Investments, June 30 (Note)..........  $   165  $   464
                                                               =======  =======
Cash Paid During the Period for Interest.....................  $   158  $   160
Cash Paid During the Period for Income Taxes (net of
 refunds)....................................................  $   357  $   201

--------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                           (MILLIONS)
                                                 JUNE 30, DECEMBER 31, JUNE 30,
                     ASSETS                        1995       1994       1994
                     ------                      -------- ------------ --------
Current Assets:
  Cash and temporary cash investments........... $   165    $   459    $   464
  Receivables--
    Customer notes and accounts (net)...........     456        644        694
    Affiliated companies........................     407        297        271
    Gas transportation and exchange.............     198        214        295
    Other.......................................     272        164        174
  Notes receivable from Tenneco Inc. ...........   3,357      3,201      2,854
  Inventories--
    Finished goods..............................     312        355        302
    Work in process.............................      90         82         68
    Long-term contracts in progress, less
     progress billings..........................     212        138        113
    Raw materials...............................     206        178        184
    Materials and supplies......................     152        156        152
  Deferred income taxes.........................      69         43         43
  Prepayments and other.........................     240        301        274
                                                 -------    -------    -------
                                                   6,136      6,232      5,888
                                                 -------    -------    -------
Investments and Other Assets:
  Investment in affiliated companies............     424        523        555
  Other investments, at cost....................      45         49         56
  Long-term receivables--
    Notes and other.............................     176        157        163
    Affiliated companies........................     279         --         15
  Investment in subsidiaries in excess of fair
   value of net assets at date of acquisition,
   less amortization............................     305        329        280
  Deferred income taxes.........................      60         49         41
  Other.........................................   1,252        733        778
                                                 -------    -------    -------
                                                   2,541      1,840      1,888
                                                 -------    -------    -------
Plant, Property and Equipment, at cost..........  10,661     11,009     10,212
  Less--Reserves for depreciation, depletion and
   amortization.................................   5,517      5,851      5,554
                                                 -------    -------    -------
                                                   5,144      5,158      4,658
                                                 -------    -------    -------
                                                 $13,821    $13,230    $12,434
                                                 =======    =======    =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                               (MILLIONS)
                                                     JUNE 30,  DECEMBER 31, JUNE 30,
        LIABILITIES AND SHAREOWNER'S EQUITY            1995        1994       1994
        -----------------------------------          --------  ------------ --------
Current Liabilities:
  Short-term debt (including current maturities on
   long-term debt).................................. $   426     $   298    $   229
  Payables--
    Trade...........................................     800       1,029        980
    Affiliated companies............................     367         244        247
    Gas transportation and exchange.................     129         159        208
  Taxes accrued.....................................      88          49        194
  Interest accrued..................................      41          37         40
  Restructuring liability...........................      --          --         13
  Natural gas pipeline revenue reservation..........       3         190        118
  Other.............................................   1,015         787        829
                                                     -------     -------    -------
                                                       2,869       2,793      2,858
                                                     -------     -------    -------
Long-term Debt......................................     536         793        857
                                                     -------     -------    -------
Deferred Income Taxes...............................   1,239       1,408      1,233
                                                     -------     -------    -------
Postretirement Benefits.............................     600         380        363
                                                     -------     -------    -------
Deferred Credits and Other Liabilities..............     601         422        413
                                                     -------     -------    -------
Commitments and Contingencies
Minority Interest...................................     483         475         18
                                                     -------     -------    -------
Shareowner's Equity:
  Common stock, par value $5 per share, authorized,
   issued and outstanding 200 shares................      --          --         --
  Premium on common stock and other capital surplus.   3,466       3,494      3,494
  Cumulative translation adjustments................      (3)       (174)      (155)
  Retained earnings.................................   4,030       3,639      3,353
                                                     -------     -------    -------
                                                       7,493       6,959      6,692
                                                     -------     -------    -------
                                                     $13,821     $13,230    $12,434
                                                     =======     =======    =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNER'S EQUITY

                                  (UNAUDITED)

                                                    (MILLIONS EXCEPT SHARE
                                                           AMOUNTS)
                                                   SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                      1995           1994
                                                  -------------  -------------
                                                  SHARES AMOUNT  SHARES AMOUNT
                                                  ------ ------  ------ ------
Common Stock:
  Balance January 1 and June 30..................  200   $   --   200   $   --
                                                   ===   ------   ===   ------
Premium on Common Stock and Other Capital
 Surplus:
  Balance January 1..............................         3,494          3,494
    Capital distribution to affiliate............           (28)            --
                                                         ------         ------
  Balance June 30................................         3,466          3,494
                                                         ------         ------
Cumulative Translation Adjustments:
  Balance January 1..............................          (174)          (297)
    Translation of foreign currency statements...            44            143
    Sale of investment in foreign subsidiaries...           127             --
    Hedges of net investment in foreign
     subsidiaries (net of income taxes)..........            --             (1)
                                                         ------         ------
  Balance June 30................................            (3)          (155)
                                                         ------         ------
Retained Earnings:
  Balance January 1..............................         3,639          3,149
    Net income...................................           391            204
                                                         ------         ------
  Balance June 30................................         4,030          3,353
                                                         ------         ------
      Total......................................        $7,493         $6,692
                                                         ======         ======


 (The accompanying notes to financial statements are an integral part of these statements of changes in shareowner's equity.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tennessee Gas Pipeline Company (the "Company"), the accompanying unaudited financial statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries ("Tennessee") contain all adjustments necessary to present fairly the financial position as of June 30, 1995, and the results of operations; changes in shareowner's equity; and cash flows for the periods indicated.

  In June 1994, Tenneco Inc. and its subsidiaries ("Tenneco") completed an initial public offering ("IPO") of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's Farm and construction equipment segment. In November 1994, a secondary offering of Case's common stock reduced Tenneco's ownership to approximately 44%. Prior to the IPO, Tenneco reorganized this segment resulting in Tennessee selling all of its Farm and construction equipment net assets to Case Corporation for consideration of Case Corporation common stock and cash. From January through June 1994, Tennessee's Farm and construction equipment segment was fully consolidated; subsequent to June 1994, it was reflected in Tennessee's financial statements using the cost method of accounting. Tennessee's remaining investment in Case is not significant to its consolidated financial position. See Note 5 for additional information regarding Tennessee's investment in Case.

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

  The filings implementing the Company's recovery mechanisms for the following transition costs were accepted effective September 1, 1993, and made subject to refund pending FERC review: 1) direct-billing of unrecovered PGA costs to its former sales customers over a twelve-month period, 2) recovery of TBO costs, which the Company is obligated to pay under existing contracts, through a surcharge from firm transportation customers, adjusted annually, and 3) GSR cost recovery of 90% of such costs over a period of up to thirty-six months from firm transportation customers and recovery of 10% of such costs from interruptible transportation customers.

  Following negotiations with its customers, the Company filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in the Company's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. On November 15, 1994, the FERC issued an order approving the PGA Stipulation and resolving all outstanding issues. On April 5, 1995, the FERC issued its order on rehearing affirming its initial approval of the PGA Stipulation. The Company implemented the terms of the PGA Stipulation and made refunds in May 1995. The orders approving the PGA Stipulation have been appealed to the D.C. Circuit Court of Appeals by certain customers. The Company believes the PGA Stipulation will be upheld on appeal.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  The Company is recovering TBO costs formerly incurred to perform its sales functions, subject to refund, pending review of data submitted by the Company. On November 18, 1994, the FERC issued an order on the Company's initial TBO surcharge filing to recover TBO costs for the twelve-month period beginning September 1, 1993. The order required the Company to remove certain costs from this surcharge. The Company has appealed this decision to the D.C. Circuit Court of Appeals. On November 30, 1994, the Company filed with the FERC to collect through a surcharge approximately $25 million annually of TBO costs in compliance with the FERC's November 18, 1994 order, and in a separate filing, the Company filed to recover its projected annual TBO costs of approximately $21 million for the twelve-month period beginning January 1, 1995. The FERC accepted the Company's filing to recover its projected TBO costs, subject to refund.

  With regard to the Company's GSR costs, the Company, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by the Company of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge ("ALJ"). The hearing, which concluded in July 1995, was limited to the issue of whether the settlement agreements are prudent. The ALJ is required to issue his initial decision by December 31, 1995. The FERC has committed to issuing a final order by December 31, 1996. The FERC order stated that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements.

  Also related to the Company's GSR costs, on October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave the Company notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted the Company's motion for summary judgment. The plaintiffs have filed a notice of appeal.

  The Company has been engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued the Company. Although the Company believes that its defenses in the underlying gas purchase contract actions are meritorious, the Company recorded liabilities in the first quarter of 1995 which it believes are adequate to cover the resolution of these matters. On August 1, 1995, the Texas Supreme Court affirmed a ruling favorable to the Company of the Court of Appeals in one of these matters and indicated that it would remand the case to the trial court. As of August 11, 1995, the mandate had not yet been issued on this ruling. The Company is reassessing these liabilities in light of this favorable Texas Supreme Court ruling.

  As of June 30, 1995, the Company has deferred GSR costs yet to be recovered from its customers of approximately $493 million, net of $270 million previously recovered from its customers, subject to refund. Proceedings have commenced to review the recovery of these GSR costs; however, the FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES contemplates complete recovery by pipelines of qualified transition costs, the Company is engaged in settlement discussions with its customers concerning the amount of recoverable GSR costs in response to the FERC and customer statements acknowledging the desirability of such settlements.

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

  On December 30, 1994, the Company filed a general rate increase in Docket No. RP95-112 (the "1995 Rate Case") which reflected an increase in the Company's revenue requirement of $118 million, including recovery of certain environmental costs as discussed in Note 4. On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. With modifications, the proposed rates in the 1995 Rate Case became effective on July 1, 1995, subject to refund. Settlement discussions with the FERC staff and customers are ongoing and the Company will reserve revenues it believes adequate to cover any refunds which may be required upon final settlement of this proceeding.

  Also on January 25, 1995, the FERC issued an order requiring the convening of a technical conference to discuss certain issues in the 1995 Rate Case and concerns expressed in response to operational issues in a 1995 tariff filing. The concerns include the Company's ability to provide its shippers with timely and accurate operating and billing information and the associated systems costs. Several technical conferences were held during the second quarter of 1995 resulting in modifications to the 1995 tariff filing and the assignment of certain issues to the 1995 Rate Case for final resolution. The ultimate resolution of these issues may result in adjustments to customer billings.

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

  (4) Since 1988, the Company has been engaged in an internal project to identify and deal with the presence of polychlorinated biphenyls ("PCBs") and other substances of concern, including substances on the U.S. Environmental Protection Agency ("EPA") List of Hazardous Substances ("HS List") at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While conducting this project, the Company has been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, in order to assure that its efforts meet regulatory requirements.

  Tennessee has established a reserve for the Company's environmental expenses, which includes: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through June 30, 1995, Tennessee has charged approximately $107 million against the environmental reserve. Of the remaining reserve, $30 million has been recorded on the balance sheet under "Payables-Trade" and $126 million under "Deferred Credits and Other Liabilities."

  Due to the current uncertainty regarding the estimated costs of the further activity necessary for the Company to address the presence of the PCBs, the substances on the HS List and other substances of concern

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES on its sites, including the requirements for additional site characterization, the actual amount of such substances at the sites, and the final, site-specific cleanup decisions to be made with respect to cleanup levels and remediation technologies, the Company cannot at this time accurately project what additional costs, if any, may arise from future characterization and remediation activities. While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, Tennessee continues to believe that the amount of the reserve is adequate.

  Tennessee believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered from customers of its natural gas pipelines. The Stipulation and Agreement approved by the FERC in the Company's 1991 rate case established procedures for resolving the recovery of certain environmental expenditures. These environmental costs are currently being collected in the Company's rates subject to further review and possible refund. Following negotiations with its customers, the Company in May 1995 filed with the FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that addresses the recovery of environmental costs currently being recovered in its rates and also establishes a mechanism for recovering a substantial portion of the environmental costs that will be expended in the future. Upon FERC approval, the Environmental Stipulation will become effective as of July 1, 1995, and will have no material effect on Tennessee's financial position or results of operations. As of June 30, 1995, the balance of the regulatory asset is $113 million.

  Tennessee believes that its liability insurance policies in effect during the period in which the environmental issues occurred provide coverage for remediation costs and related claims. The Company has pending litigation in a Louisiana state court against its insurance carriers during this period, seeking recovery of costs which the Company incurred. The issues in dispute involve determining: 1) whether the presence of PCBs and other substances at each compressor station constituted a separate occurrence for purposes of the per-occurrence limits of the policies; 2) the applicability of the pollution exclusions in certain policies issued after 1971; 3) the applicability of provisions which exclude the environmental impacts located solely on the insured's property; 4) whether the term "property damage" in the policies will cover the cost of compliance with governmental cleanup directives; 5) the allocation of costs to the various policies in effect during the period the environmental impact occurred; 6) the applicability of provisions excluding pollution that is "expected or intended" and 7) the adequacy of notice of claims to insurance carriers. Tennessee has completed settlements with and is receiving payments from the majority of the defendant carriers and believes that the likelihood of recovery of a portion of its remediation costs and claims against the remaining defendant carriers is reasonably possible.

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

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  (5) On August 9, 1995, Tenneco sold in a public offering 16.1 million shares of common stock of Case Corporation at $35 per share. Net proceeds of approximately $540 million will be used for ongoing investment programs and Tenneco stock repurchases. The offering reduced Tenneco's ownership in Case from 44% to 21%. Of the 16.1 million shares sold, approximately 646,000 shares were owned by Tennessee.

  (6) In June 1995, Tennessee acquired the natural gas pipeline assets of the Pipeline Authority of South Australia ("PASA"), which includes a 488-mile pipeline, for approximately $225 million. The purchase was made possible by the privatization of Australia's natural gas industry. Tennessee is already developing a 470-mile pipeline in southwest Queensland, Australia. Over the longer term, as the pipeline in Queensland is developed, Tennessee should realize significant economies of scale, operating both systems from an existing, centralized gas control center with a single engineering and technical staff. Pipe for the Queensland transmission system was ordered in the second quarter of 1995, with construction expected to begin in late 1995. The pipeline is expected to enter service by January 1997. In the second quarter of 1995, Tennessee completed four acquisitions of packaging plants and companies for a total of approximately $50 million. Tennessee has accounted for all of these acquisitions by the "purchase" method of accounting. If these assets had been acquired January 1, 1995, there would not have been a significant effect on net income.

  (7) In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 which establishes new accounting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. Tennessee will adopt the new standard in the first quarter of 1996 but does not expect that the adoption will have a material effect on Tennessee's consolidated financial position or results of operations.




 (The above notes are an integral part of the foregoing financial statements.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS RESULTS

REVENUES

  Net sales and operating revenues for the second quarter of 1995 were $2.18 billion, down from $2.38 billion in the second quarter of 1994 primarily due to the exclusion of farm and construction equipment revenues from subsidiaries of Case Corporation ("Case"). Tennessee's second quarter 1995 revenues excluded revenues from Case, its farm and construction equipment segment, due to the change to the cost method of accounting for Case in July 1994. (See Note 1 in the "Notes to Financial Statements" for additional information.)

  Natural gas pipelines revenues were down $173 million or 29 percent primarily due to decreased volumes and lower gas spot prices in the nonregulated sector, and the phase-out of gas sales in the regulated sector as a result of operating under Order 636 of the Federal Energy Regulatory Commission ("FERC"). Automotive parts revenues increased $141 million or 28 percent, of which $87 million resulted from the Heinrich Gillet GmbH & Company ("Gillet") acquisition in November 1994. Packaging revenues increased $155 million or 29 percent from improved price realizations in the paperboard packaging business, which includes containerboard and folding boxboard operations. Shipbuilding revenues decreased $40 million or nine percent as a result of lower volume on carrier and submarine work.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("OPERATING INCOME")

  Operating income for the second quarter of 1995 was $442 million, up $167 million compared with $275 million for the second quarter of 1994. The 1994 second quarter includes a loss of $41 million, including $19 million of income tax expense on the Case reorganization and IPO. This improvement was due principally to higher prices and improved productivity in packaging's paperboard business, which reflected strong demand from favorable economic conditions in the United States and Europe.

NATURAL GAS PIPELINES

  Natural gas pipelines reported operating income of $68 million in the 1995 second quarter compared with $89 million in the 1994 second quarter. Revenues for the second quarter of 1995 decreased to $432 million compared with $605 million in the second quarter of 1994 primarily due to the decline in gas spot prices and lower volumes in the nonregulated segment and the phase-out of gas sales by the regulated pipelines. The entire decrease in operating income was in the regulated business which resulted from competitive pressures in some markets related to operating under FERC Order 636. The natural gas pipeline industry is experiencing increasing competition, which is the result of actions by the FERC to strengthen market forces throughout the industry. In a number of key markets, Tennessee's interstate pipelines face competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a supplier or switch suppliers based on the short-term price of the gas and the cost of transportation. Tennessee's pipelines have been required to discount their transportation rates to maintain market share. Additionally, the majority of Tennessee's transportation contracts will be expiring over the next five years. The renegotiation of these contracts may be impacted by such competitive factors. (See Note 2 in the "Notes to Financial Statements" for additional information.)

  In April 1995, Tennessee announced its intent to sell its 50% interest in Kern River Gas Transmission Company ("Kern River") provided an agreement can be reached with a buyer on terms acceptable to Tennessee. Kern River owns a 904-mile natural gas pipeline system extending from southwestern Wyoming to Bakersfield, California.

  In June 1995, Tennessee acquired the natural gas pipeline assets of the Pipeline Authority of South Australia ("PASA"), which includes a 488-mile pipeline, for approximately $225 million. The purchase was made possible by the privatization of Australia's natural gas industry. Tennessee is already developing a 470-mile pipeline in southwest Queensland, Australia. Over the longer term, as the pipeline in Queensland is developed, Tennessee should realize significant economies of scale, operating both systems from an existing, centralized gas control center with a single engineering and technical staff. Pipe for the Queensland transmission system was ordered in the second quarter of 1995, with construction expected to begin in late 1995. The pipeline is expected to enter service by January 1997.

AUTOMOTIVE PARTS

  Automotive parts reported second quarter 1995 operating income of $77 million compared with $72 million in the second quarter of 1994. Second quarter 1994 operating income included a $5 million charge to reduce excess capacity. Revenues for the second quarter of 1995 increased to $648 million compared with $507 million in last year's second quarter, primarily as a result of the acquisition of Gillet, which added $87 million in revenues. Profit margins declined in the second quarter of 1995 due to the integration of Walker Europe with Gillet, the largest supplier of exhaust systems for auto manufacturers in Europe, and competitive pressure in the exhaust and ride control aftermarket. Aftermarket sales rose worldwide, primarily in Europe where aftermarket sales increased from the same quarter a year ago. Original equipment sales grew worldwide with much of this increase supplied by the Gillet acquisition and the improving European economy. Tennessee expects new vehicle sales in Europe to rise by two to two and one-half percent in 1995 and new car and truck production in North America to equal last year.

PACKAGING

  Second quarter 1995 operating income for packaging was $141 million, up $97 million compared with $44 million generated in the 1994 second quarter. Revenues for the 1995 second quarter were $682 million compared with $527 million in the same period last year, up 29 percent primarily due to improved price realizations in the paperboard packaging business.

  The paperboard packaging business, which includes containerboard and folding boxboard operations, reported operating income of $125 million in the second quarter, compared with $24 million in the year ago quarter, up $88 million. The improvement in operating income was primarily due to continued strong market conditions and limited capacity increases resulting in improved pricing, offset somewhat by higher costs for recycled fiber. Improved productivity and operating efficiencies also contributed to the higher operating income. Market prices for old corrugated containers, a major component of recycled fiber, escalated to approximately $170 per ton for the second quarter, up from $77 per ton for the 1994 second quarter.

  The outlook for containerboard remains positive, with industry containerboard production rising six percent through May 1995 and operating rates at 100 percent as compared with 98 percent for the same period last year. Industry inventory levels, at 5.5 weeks of supply, are still below the normal six-weeks level.

  Productivity of containerboard mills rose nearly three percent over the year-ago period with all-time production records at the Valdosta and Tomahawk mills. Reduced downtime and rejects, combined with increased machine speed, contributed to these productivity gains.

  Specialty packaging reported operating income of $16 million in the second quarter of 1995, compared with $20 million for the same period last year. Operating income continued to be adversely affected by increases in raw material costs. The costs of polystyrene and aluminum reroll were up more than 35 percent from the second quarter of 1994, and the cost of old newspapers, the primary raw material for molded fiber products, remained at record high levels. Looking forward, it appears that polystyrene costs are stabilizing and aluminum costs are trending down.

  In the 1995 second quarter, packaging completed four acquisitions for approximately $50 million, the largest of which was Lux Packaging, Ltd. ("Lux"). Lux is a Texas-based leader in gravure preprinting for corrugated packaging. Annual sales of these acquisitions are estimated to be approximately $65 million.

SHIPBUILDING

  Shipbuilding reported second quarter operating income of $46 million compared with $53 million in the 1994 second quarter. Revenues decreased $40 million to $424 million in the second quarter of 1995 compared with $464 million in the same period last year as a result of lower volume on carrier and submarine work largely due to the redelivery of the aircraft carrier USS ENTERPRISE in September 1994 and deliveries of the submarines CHARLOTTE and TOLEDO in August 1994 and January 1995, respectively. Operating income declined due to revised profit margins on SEALIFT work and lower volume on carrier and submarine work.

  The backlog at the end of the second quarter of 1995 was $4.9 billion and included construction contracts for three LOS ANGELES class submarines and three NIMITZ class aircraft carriers, a conversion contract for two fast SEALIFT ships and four "Double Eagle" product tankers. In all, Newport News has contracts or letters of intent for up to 14 of the double-hulled tankers introduced only a year ago. The backlog grew an additional $400 million in July 1995 with a new contract to overhaul the aircraft carrier USS EISENHOWER.

OTHER

  Tennessee's other operations reported operating income of $110 million in the second quarter of 1995 compared with $17 million for the second quarter of 1994. Operating income improved in the second quarter of 1995 primarily due to higher interest income from affiliated companies and other investments.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Interest expense increased from $67 million in the 1994 second quarter to $79 million in the second quarter of 1995. The increase was primarily attributable to higher levels of affiliated debt partially offset by scheduled long-term debt retirements.

INCOME TAXES

  Income tax expense for the second quarter of 1995 was $147 million versus $111 million reported for the 1994 second quarter. This increase was primarily due to higher pre-tax income in 1995 partially offset by higher taxes on asset sales in the second quarter of 1994.

DISCONTINUED OPERATIONS

  Loss from discontinued operations in the second quarter of 1994 of $8 million (net of an income tax benefit of $12 million) resulted from the sale of Tennessee's chemicals and brakes businesses. The loss included a $21 million loss (net of income tax benefit of $15 million) on the sale of automotive's brakes business. Also included in the 1994 second quarter is net loss from the brakes operations of $1 million, net of income tax benefit of $4 million. Net income from the chemicals operations in the second quarter of 1994 was $14 million, net of income tax expense of $7 million.

NET INCOME

  Net income for the second quarter of 1995 was $206 million compared with net income of $89 million, in the 1994 second quarter.

  Included in the second quarter 1994 net income of $89 million was income from continuing operations of $97 million and loss from discontinued operations of $8 million.

SIX MONTHS RESULTS

REVENUES

  Net sales and operating revenues for the first six months of 1995 were $4.33 billion, down from $4.64 billion reported in 1994 primarily due to the exclusion of farm and construction equipment revenues as a result of the change to the cost method of accounting for Case in July 1994. Excluding Case revenues for the first half of 1994, revenues increased $216 million compared with the first six months of 1994. Higher revenues for packaging (up $300 million or 29 percent) and automotive parts (up $299 million or 32 percent) were partially offset by lower revenues for natural gas pipelines (down $361 million or 28 percent), and shipbuilding (down $22 million or three percent).

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("OPERATING INCOME")

  Operating income for the first six months of 1995 was $833 million compared with $540 million reported for the same period of 1994.

  Natural gas pipelines reported operating income of $148 million for the first half of 1995 compared with $194 million in the same period of 1994. Revenues decreased to $937 million compared to $1.30 billion in the first six months of 1994 primarily due to the decline in gas spot prices and lower volumes in the nonregulated segment and the phase-out of gas sales by the regulated pipelines. Operating income declined in the first half of 1995 mainly due to competitive pressures related to operating under FERC Order 636. Operating income also decreased as a result of depressed natural gas demand and prices in the nonregulated business in the first quarter of 1995.

  Automotive parts reported first half 1995 operating income of $130 million compared with $123 million recorded in the same period a year ago. Year-to-date revenues for 1995 totaled $1.24 billion as compared with last year's reported amount of $938 million. Revenues increased primarily as a result of the acquisition of Gillet, which added $173 million in revenues, and increased European aftermarket revenues. Profit margins declined in the first half of 1995 due to the integration of Walker Europe with Gillet and competitive pressure in the exhaust aftermarket.

  Shipbuilding reported first half 1995 operating income of $90 million compared with $101 million in the same period in 1994. Revenues were $845 million for the first six months of 1995 compared with $867 million in the first half of 1994. Revenue and operating income decreases resulted from lower volumes on carrier and submarine construction contracts. Operating income declined primarily as a result of revised profit margins on SEALIFT work.

  Packaging had operating income of $257 million in the first six months of 1995 versus $64 million in the prior year period. Revenues were $1.32 billion in the first half of 1995 compared with $1.02 billion in the first half of 1994. Higher revenues and operating income were primarily due to strengthening containerboard pricing. In addition, the 1995 first quarter operating income included a $14 million gain on the sale of a mill in Sylva, North Carolina.

  Tennessee's other operations reported operating income of $208 million in the first half of 1995 compared with $58 million for the first half of 1994. Operating income improved in the first half of 1995 primarily due to higher interest income from affiliated companies and other investments.

INTEREST EXPENSE

  Interest expense increased from $133 million in the first half of 1994 to $144 million in the first half of 1995 while interest capitalized was $3 million in the first half of 1995 versus $1 million in the same period of 1994. The year-to-year change in these items was due to the same reasons discussed under "Three Months Results" above.

INCOME TAXES

  Income tax expense for the first half of 1995 was $280 million versus $188 million in the same period of 1994. Income tax expense increased in 1995 primarily due to higher pre-tax income. The 1994 period also included higher taxes on asset sales and higher levels of unbenefitted European losses.

DISCONTINUED OPERATIONS

  Loss from discontinued operations for the first half of 1994 of $2 million (net of an income tax benefit of $11 million) included a $21 million loss (net of income tax benefit of $15 million) on the sale of Tennessee's brakes business and a loss of $3 million (net of income tax benefit of $4 million) from the brakes operations. Net income from the chemicals operations for the first half of 1994 was $22 million, net of income tax expense of $8 million.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tennessee adopted Statement of Financial Accounting Standards ("FAS") No. 112, Employers' Accounting for Postemployment Benefits. This new standard was adopted using the cumulative catch-up method and requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. As a result of the adoption of this statement, the first half 1994 Statement of Income includes an after-tax charge of $13 million for the cumulative effect of the accounting change.

NET INCOME

  Net income for the first half of 1995 was $391 million compared with net income of $204 million in the 1994 first half. The 1994 first half net income includes income from continuing operations of $219 million, loss from discontinued operations of $2 million and the charge of $13 million (net of income tax) relating to the cumulative effect of the change in accounting principle.

CAPITAL EXPENDITURES

  Expenditures for plant, property and equipment from continuing operations for the first six months of 1995 were $321 million compared with $176 million for the first six months of 1994. Increased expenditures for natural gas pipelines ($53 million), automotive parts ($50 million), shipbuilding ($20 million) and packaging ($25 million) were partially offset by the decline for farm and construction equipment ($3 million).


OTHER MATTERS

  In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standards No. 121 which establishes new accounting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. Tennessee will adopt the new standard in the first quarter of 1996 but does not expect that the adoption will have a material effect on Tennessee's consolidated financial position or results of operations.

  On August 9, 1995, Tenneco sold in a public offering 16.1 million shares of common stock of Case Corporation at $35 per share. Net proceeds of approximately $540 million will be used for ongoing investment programs and Tenneco stock repurchases. The offering reduced Tenneco's ownership in Case from 44% to 21%. Of the 16.1 million shares sold, approximately 646,000 shares were owned by Tennessee.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  The Company is a party in proceedings involving federal and state authorities regarding the past use by the Company of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems.

  The Company has executed a consent order with the United States Environmental Protection Agency ("EPA") governing the remediation of its compressor stations in Regions IV, V and VI. With respect to the stations in Regions II and III, EPA has advised the Company that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to the Company. The Company has executed a consent order with the Pennsylvania Department of Environmental Resources dated August 1, 1995, governing remediation at the Pennsylvania stations; this consent order also obligates the Company to pay a civil penalty of $500,000. In addition, the Company has agreed to fund environmentally beneficial projects within the State of Pennsylvania over the next three years; those projects are expected to have a total cost to the Company of approximately $490,000. The Company will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

 (2) Other Proceedings.

  On October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave the Company notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted the Company's motion for summary judgment. The plaintiffs have filed a notice of appeal.

 (3) Potential Superfund Liability.

  At June 30, 1995, the Company has been designated as a potentially responsible party in 56 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, the Company is fully indemnified by third parties. With respect to certain other sites, the Company has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, the Company has estimated its share of the remediation costs to be between $10 million and $69 million or 0.4% to 2.5% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, the Company's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in the Company's determination of its estimated liability.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    27--Financial Data Schedule

  (b) Reports on Form 8-K. Tennessee Gas Pipeline Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1995.

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

Date: August 11, 1995