Form 10-Q
period 1995-09-30
TENNESSEE GAS PIPELINE CO
filed 1995-11-14
CIK 97142

   ________________________________________________________________________
   ________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 _______________

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1995

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to __________________

                          Commission File Number 1-4101
                                 _______________


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

                                 _______________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common Stock, par value $5 per share, 200 shares as of September 30, 1995.

     TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH
   INSTRUCTION.



   ______________________________________________________________________
   ______________________________________________________________________

                              TABLE OF CONTENTS

                                                                    Page
   Part I--Financial Information
     Tennessee Gas Pipeline Company and Consolidated
      Subsidiaries--
      Statements of Income.......................................     2
      Statements of Cash Flows...................................     3
      Balance Sheets.............................................     4
      Statements of Changes in Shareowner's Equity...............     6
      Notes to Financial Statements..............................     7
      Management's Discussion and Analysis of Financial
       Condition and Results of Operations.......................    14

   Part II--Other Information
     Item 1. Legal Proceedings....................................   21
     Item 2. Changes in Securities................................   *
     Item 3. Defaults Upon Senior Securities......................   *
     Item 4. Submission of Matters to a Vote of Security
              Holders.............................................   *
     Item 5. Other Information....................................   *
     Item 6. Exhibits and Reports on Form 8-K.....................   22

   __________

   * No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                    PART I--FINANCIAL INFORMATION

                                   TENNESSEE GAS PIPELINE COMPANY
                                    AND CONSOLIDATED SUBSIDIARIES

                                        STATEMENTS OF INCOME

                                             (Unaudited)

                                                                      (Millions)
                                                     Three Months Ended      Nine Months Ended
                                                        September 30,           September 30,
                                                      1995        1994        1995        1994
   Revenues:
     Net sales and operating revenues--
       Natural gas pipelines......................   $  427      $  549      $1,364      $1,847
       Automotive parts...........................      586         478       1,823       1,416
       Packaging..................................      665         562       1,983       1,580
       Shipbuilding...............................      445         424       1,290       1,291
       Farm and construction equipment............        -           -           -         518
       Other......................................       (2)         (2)         (6)         (6)
                                                      2,121       2,011       6,454       6,646
     Other income--
       Interest income--
         Affiliated companies.....................       91          80         271         176
         Other....................................        9          11          36          27
       Gain (loss) on sale of businesses and
        assets, net...............................      (71)         12         (64)         (8)
       Other income, net..........................       18          13          82          29
                                                      2,168       2,127       6,779       6,870
   Costs and Expenses:
     Cost of sales (exclusive of depreciation
      shown below)................................    1,293       1,111       3,820       3,753
     Operating expenses...........................      277         435         963       1,489
     Selling, general and administrative..........      175         141         531         484
     Finance charges of Tennessee's finance
      subsidiaries................................        -           -           -           8
     Depreciation, depletion and amortization.....      112          64         321         220
                                                      1,857       1,751       5,635       5,954
   Income Before Interest Expense, Income Taxes
    and Minority Interest.........................      311         376       1,144         916
   Interest Expense (net of interest capitalized):
     Affiliated companies.........................       41          29         112          74
     Other........................................       27          37         100         125
                                                         68          66         212         199
   Income Before Income Taxes and Minority
    Interest......................................      243         310         932         717
   Income Tax Expense.............................       90          94         370         282

   Income Before Minority Interest................      153         216         562         435
   Minority Interest..............................        8           -          26           -

   Income From Continuing Operations..............      145         216         536         435
   Income From Discontinued Operations, Net of
    Income Tax....................................        -           7           -           5

   Income Before Cumulative Effect of Change in



    Accounting Principle..........................      145         223         536         440
   Cumulative Effect of Change in Accounting
    Principle, Net of Income Tax..................        -           -           -         (13)
   Net Income.....................................   $  145      $  223      $  536      $  427

                       (The accompanying notes to financial statements are an
                            integral part of these statements of income.)

                                   TENNESSEE GAS PIPELINE COMPANY
                                    AND CONSOLIDATED SUBSIDIARIES

                                      STATEMENTS OF CASH FLOWS

                                             (Unaudited)

                                                                                  (Millions)
                                                                              Nine Months Ended
                                                                                September 30,
                                                                               1995       1994
   Cash Flows from Operating Activities:
     Income from continuing operations.....................................   $  536     $  435
     Adjustments to reconcile income from continuing operations to cash provided (used) by continuing operations--
       Depreciation, depletion and amortization............................      321        220
       Deferred income taxes...............................................       12        (81)
       Loss on sale of businesses and assets, net..........................       64          8
       Changes in components of working capital--
         (Increase) decrease in receivables................................     (170)       174
         (Increase) decrease in inventories................................     (205)       (80)
         (Increase) decrease in prepayments and other current assets.......      (23)        33
         Increase (decrease) in payables...................................     (380)      (157)
         Increase (decrease) in taxes accrued..............................       43        147
         Increase (decrease) in interest accrued...........................       (7)         4
         Increase (decrease) in restructuring liability....................        -         (5)
         Increase (decrease) in natural gas pipeline revenue reservation...     (169)       (96)
         Increase (decrease) in other current liabilities..................      (59)       107
       (Increase) decrease in long-term notes and receivables..............        -          4
       Take-or-pay (refunds to customers) recoupments, net.................       35         15
       Other...............................................................       68         13
         Cash provided (used) by continuing operations.....................       66        741
         Cash provided (used) by discontinued operations...................      (11)        15
   Net Cash Provided (Used) by Operating Activities........................       55        756

   Cash Flows from Investing Activities:
     Net proceeds (expenditures) related to the sale of discontinued
      operations...........................................................      690        (15)
     Net proceeds from sale of businesses and assets.......................       70        223
     Expenditures for plant, property and equipment--
       Continuing operations...............................................     (565)      (328)
       Discontinued operations.............................................       (4)       (47)
     Acquisitions of business..............................................     (323)        (4)
     (Increase) decrease in Tenneco Inc. receivables.......................      447     (2,067)
     (Increase) decrease in notes receivable from other affiliates.........        -      1,599
     Investments and other.................................................       15        (49)
   Net Cash Provided (Used) by Investing Activities........................      330       (688)

   Cash Flows from Financing Activities:
     Capital contribution from (distribution to) affiliates, net...........        5          -
     Issuance of long-term debt............................................        -          2
     Retirement of long-term debt..........................................     (153)      (139)
     Net increase (decrease) in short-term debt excluding current
      maturities on long-term debt.........................................        4        249
   Net Cash Provided (Used) by Financing Activities........................     (144)       112

   Effect of Foreign Exchange Rate Changes on Cash and Temporary
    Cash Investments.......................................................        6         13
   Increase (Decrease) in Cash and Temporary Cash Investments..............      247        193
   Cash and Temporary Cash Investments, January 1..........................      459        220
   Cash and Temporary Cash Investments, September 30 (Note)................   $  706     $  413

   Cash Paid During the Period for Interest................................   $  213     $  203
   Cash Paid During the Period for Income Taxes (net of refunds)...........   $  395     $  227

   __________
   NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

                       (The accompanying notes to financial statements are an
                          integral part of these statements of cash flows.)

                                   TENNESSEE GAS PIPELINE COMPANY
                                    AND CONSOLIDATED SUBSIDIARIES

                                            BALANCE SHEETS

                                             (Unaudited)

                                                                       (Millions)
                                                       September 30,  December 31,  September 30,
                            ASSETS                         1995           1994          1994
   Current Assets:
     Cash and temporary cash investments..............    $   706       $   459        $   413
     Receivables--
       Customer notes and accounts (net)..............        474           644            694
       Affiliated companies...........................        491           297            342
       Gas transportation and exchange................        145           214            330
       Other..........................................        254           164            142
     Notes receivable from Tenneco Inc................      2,754         3,201          2,812
     Inventories--
       Finished goods.................................        312           355            297
       Work in process................................         96            82             72
       Long-term contracts in progress, less progress
        billings......................................        227           138            100
       Raw materials..................................        212           178            189
       Materials and supplies.........................        152           156            154
     Deferred income taxes............................         79            43             90
     Prepayments and other............................        250           301            261
                                                            6,152         6,232          5,896
   Investments and Other Assets:
     Investment in affiliated companies...............        418           523            588
     Other investments, at cost.......................         40            49             54
     Long-term receivables--
       Notes and other................................        138           156            168
       Affiliated companies...........................          1             1            171
     Investment in subsidiaries in excess of fair
      value of net assets at date of acquisition,
      less amortization...............................        325           329            279
     Deferred income taxes............................         53            49             54
     Other............................................      1,263           733            698
                                                            2,238         1,840          2,012

   Plant, Property and Equipment, at cost.............     10,908        11,009         10,484
     Less--Reserves for depreciation, depletion and
      amortization....................................      5,598         5,851          5,614
                                                            5,310         5,158          4,870
                                                          $13,700       $13,230        $12,778

                        (The accompanying notes to financial statements are an
                               integral part of these balance sheets.)

                                    TENNESSEE GAS PIPELINE COMPANY
                                    AND CONSOLIDATED SUBSIDIARIES

                                            BALANCE SHEETS

                                             (Unaudited)

                                                                       (Millions)
                                                        September 30, December 31, September 30,
            LIABILITIES AND SHAREOWNER'S EQUITY             1995          1994         1994
   Current Liabilities:
     Short-term debt (including current maturities
      on long-term debt)...............................    $   422      $   298       $   250
     Payables--
       Trade...........................................        776        1,029           896
       Affiliated companies............................         46          244            84
       Gas transportation and exchange.................        117          159           218
     Taxes accrued.....................................        159           49           340
     Interest accrued..................................         55           37            60
     Restructuring liability...........................          -            -            12
     Natural gas pipeline revenue reservation..........         13          190           182
     Other.............................................        891          787           824
                                                             2,479        2,793         2,866


   Long-term Debt......................................        536          793           874

   Deferred Income Taxes...............................      1,251        1,408         1,233

   Postretirement Benefits.............................        597          380           366

   Deferred Credits and Other Liabilities..............        631          422           475

   Commitments and Contingencies

   Minority Interest...................................        485          475            18

   Shareowner's Equity:
     Common stock, par value $5 per share, authorized,
      issued and outstanding 200 shares................          -            -             -
     Premium on common stock and other capital surplus.      3,499        3,494         3,494
     Cumulative translation adjustments................         47         (174)         (124)
     Retained earnings.................................      4,175        3,639         3,576
                                                             7,721        6,959         6,946
                                                           $13,700      $13,230       $12,778

                        (The accompanying notes to financial statements are an
                               integral part of these balance sheets.)

                                    TENNESSEE GAS PIPELINE COMPANY
                                    AND CONSOLIDATED SUBSIDIARIES

                             STATEMENTS OF CHANGES IN SHAREOWNER'S EQUITY

                                             (Unaudited)

                                                            (Millions Except Share Amounts)
                                                            Nine Months Ended September 30,
                                                                 1995              1994
                                                           Shares   Amount    Shares  Amount
   Common Stock:
     Balance January 1 and September 30................     200     $    -     200    $    -

   Premium on Common Stock and Other Capital Surplus:
     Balance January 1.................................              3,494             3,494
       Capital contribution from (distribution to)
        affiliates (net)...............................                  5                 -
     Balance September 30..............................              3,499             3,494

   Cumulative Translation Adjustments:
     Balance January 1.................................               (174)             (297)
       Translation of foreign currency statements......                 28               174
       Sale of investment in foreign subsidiaries......                193                 -
       Hedges of net investment in foreign sub-
        sidiaries (net of income taxes)................                  -                (1)
     Balance September 30..............................                 47              (124)

   Retained Earnings:
     Balance January 1.................................              3,639             3,149
       Net income......................................                536               427
     Balance September 30..............................              4,175             3,576

         Total.........................................             $7,721            $6,946

                        (The accompanying notes to financial statements are an
                           integral part of these statements of changes in
                                        shareowner's equity.)

                       TENNESSEE GAS PIPELINE COMPANY
                       AND CONSOLIDATED SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

                                (Unaudited)

     (1) In the opinion of Tennessee Gas Pipeline Company (the "Company"), the accompanying unaudited financial statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries ("Tennessee") contain all adjustments necessary to present fairly the financial position as of September 30, 1995, and the results of operations; changes in shareowner's equity; and cash flows for the periods indicated.

     In June 1994, Tenneco Inc. and its subsidiaries ("Tenneco") completed an initial public offering ("IPO") of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's Farm and construction equipment segment. In November 1994, a secondary offering of Case's common stock reduced Tenneco's ownership to approximately 44%. A third public offering in August 1995 reduced Tenneco's ownership further to approximately 21%. Prior to the IPO, Tenneco reorganized this segment resulting in Tennessee selling all of its Farm and construction equipment net assets to Case for consideration of Case common stock and cash. From January through June 1994, Tennessee's Farm and construction equipment segment was fully consolidated; subsequent to June 1994, it was reflected in Tennessee's financial statements using the cost method of accounting. Tennessee's remaining investment in Case is not significant to its consolidated financial position. See Note 5 for additional information regarding Tennessee's investment in Case.

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

     The filings implementing the Company's recovery mechanisms for the following transition costs were accepted effective September 1,

                       TENNESSEE GAS PIPELINE COMPANY
                       AND CONSOLIDATED SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS--(Continued)

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

     With regard to the Company's GSR costs, the Company, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by the Company of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge ("ALJ"). The hearing, which concluded in July 1995, was limited to the issue of whether the settlement agreements are

                       TENNESSEE GAS PIPELINE COMPANY
                       AND CONSOLIDATED SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS--(Continued)

   prudent. The ALJ is required to issue his initial decision by December 31, 1995. The FERC has committed to issuing a final order by December 31, 1996. Previously, the FERC has ruled that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements.

     Also related to the Company's GSR costs, on October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave the Company notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted the Company's motion for summary judgment; the plaintiffs have filed a notice of appeal. Thereafter, ICA and TransTexas filed a motion for summary judgment on a separate issue involving the term "committed reserves" and whether the Company has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which is not final, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which must be resolved at trial, the Company has other defenses which it has asserted and intends to pursue. The November 8, 1995 ruling does not affect the trial court's previous May 4, 1995 order granting summary judgment to the Company.

     The Company has been engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued the Company. Although the Company believes that its defenses in the underlying gas purchase contract actions are meritorious, the Company recorded liabilities in the first quarter of 1995 which it believes are adequate to cover the resolution of these matters. On August 1, 1995, the Texas Supreme Court affirmed a ruling favorable to the Company of the Court of

                       TENNESSEE GAS PIPELINE COMPANY
                       AND CONSOLIDATED SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS--(Continued)

   Appeals in one of these matters and indicated that it would remand the case to the trial court. Motions for rehearing have been filed by the producers. As of the date hereof, the court had not ruled on those motions and mandate had not been issued.

     As of September 30, 1995, the Company has deferred GSR costs yet to be recovered from its customers of approximately $487 million, net of $290 million previously recovered from its customers, subject to refund. Proceedings have commenced to review the recovery of these GSR costs; however, the FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 contemplates complete recovery by pipelines of qualified transition costs, the Company is engaged in settlement discussions with its customers concerning the amount of recoverable GSR costs in response to the FERC and customer statements acknowledging the desirability of such settlements.

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

     On December 30, 1994, the Company filed a general rate increase in Docket No. RP95-112 (the "1995 Rate Case"). On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, the Company began collecting rates, subject to refund, reflecting an $87 million increase in the Company's revenue requirement. Settlement discussions with the FERC staff and customers are ongoing and the Company is reserving revenues it believes adequate to cover any refunds which may be required upon final settlement of this proceeding.

     Also on January 25, 1995, the FERC issued an order requiring the convening of a technical conference to discuss certain issues in the 1995 Rate Case and concerns expressed in response to operational issues in a 1995 tariff filing. The concerns include the Company's ability to provide its shippers with timely and accurate operating and billing information and the associated systems costs. Several technical conferences were held during the first half of 1995 resulting in modifications to the 1995 tariff filing, the assignment of certain issues to the 1995 Rate Case for final resolution, and the negotiation of a settlement with the Company's customers as to certain operational tariff issues. On November 1, 1995, the FERC approved the settlement of the 1995 tariff issues noting the efforts the Company has made with its customers. The ultimate resolution of these issues may result in adjustments to customer billings.

                       TENNESSEE GAS PIPELINE COMPANY
                       AND CONSOLIDATED SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS--(Continued)

     (3) Reference is made to Note 2 for information concerning gas supply litigation. Tennessee Gas Pipeline Company and its subsidiaries are parties to numerous other legal proceedings arising from their operations. Tennessee Gas Pipeline Company believes that the outcome of these other proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tennessee Gas Pipeline Company and its consolidated subsidiaries.

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

     Tennessee has established a reserve for the Company's environmental expenses, which includes: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through September 30, 1995, Tennessee has charged approximately $121 million against the environmental reserve. Of the remaining reserve, $38 million has been recorded on the balance sheet under "Payables-Trade" and $104 million under "Deferred Credits and Other Liabilities."

     Due to the current uncertainty regarding the estimated costs of the further activity necessary for the Company to address the presence of the PCBs, the substances on the HS List and other substances of concern on its sites, including the requirements for additional site characterization, the actual amount of such substances at the sites, and the final, site-specific cleanup decisions to be made with respect to cleanup levels and remediation technologies, the Company cannot at this time accurately project what additional costs, if any, may arise from future characterization and remediation activities. While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, Tennessee continues to believe that the amount of the reserve is adequate.

     Tennessee believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered from customers of its natural gas pipelines. The

                       TENNESSEE GAS PIPELINE COMPANY
                       AND CONSOLIDATED SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS--(Continued)

   Stipulation and Agreement approved by the FERC in the Company's 1991 rate case established procedures for resolving the recovery of certain environmental expenditures. These environmental costs are currently being collected in the Company's rates subject to further review and possible refund. Following negotiations with its customers, the Company in May 1995 filed with the FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that addresses the recovery of environmental costs currently being recovered in its rates and also establishes a mechanism for recovering a substantial portion of the environmental costs that will be expended in the future. Upon FERC approval, the Environmental Stipulation will become effective as of July 1, 1995, and will have no material effect on Tennessee's financial position or results of operations. As of September 30, 1995, the balance of the regulatory asset is $109 million.

     Tennessee believes that its liability insurance policies in effect during the period in which the environmental issues occurred provide coverage for remediation costs and related claims. The Company has pending litigation in a Louisiana state court against its insurance carriers during this period, seeking recovery of costs which the Company incurred. The issues in dispute involve determining: 1) whether the presence of PCBs and other substances at each compressor station constituted a separate occurrence for purposes of the per-occurrence limits of the policies; 2) the applicability of the pollution exclusions in certain policies issued after 1971; 3) the applicability of provisions which exclude the environmental impacts located solely on the insured's property; 4) whether the term "property damage" in the policies will cover the cost of compliance with governmental cleanup directives; 5) the allocation of costs to the various policies in effect during the period the environmental impact occurred; 6) the applicability of provisions excluding pollution that is "expected or intended" and 7) the adequacy of notice of claims to insurance carriers. Tennessee has completed settlements with and has received payments from the majority of the defendant carriers and believes that the likelihood of recovery of a portion of its remediation costs and claims against the remaining defendant carriers is reasonably possible.

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

                       TENNESSEE GAS PIPELINE COMPANY
                       AND CONSOLIDATED SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS--(Continued)

     Tennessee has identified other sites in its various operating divisions where environmental remediation expenses may be required should there be a change in ownership, operations or applicable regulation. These possibilities cannot be predicted or quantified at this time and accordingly, no provision has been recorded. However, provisions have been made for all instances where it has been determined that the incurrence of any material remedial expense is probable.

     (5) On August 9, 1995, Tenneco sold in a public offering 16.1 million shares of common stock of Case Corporation at $35 per share. The offering reduced Tenneco's ownership in Case from 44% to 21%. Of the 16.1 million shares sold, approximately 646,000 shares were owned by Tennessee. In connection with the offering, Tennessee received net proceeds of $22 million and recognized a loss of $35 million, including $35 million of income tax benefit. Although Tennessee recorded a loss on this transaction, Tenneco in the aggregate recorded a gain of $101 million.

     (6) In September 1995, Tenneco announced that it had entered into an agreement to sell Kern River Corporation which holds a 50% interest in Kern River Gas Transmission Company ("Kern River") for approximately $225 million. The transaction is expected to be finalized in 1995. Kern River owns a 904-mile natural gas pipeline system extending from southwestern Wyoming to Bakersfield, California.

     (7) On October 2, 1995, Tenneco announced that it had signed a definitive agreement to acquire the Mobil Plastics business from Mobil Corporation for $1.27 billion. The acquired operations will become part of Tenneco's packaging division. Mobil Plastics is the largest North American producer of polyethylene and polystyrene packaging. Mobil Plastics' consumer products are sold under the Hefty, Kordite and Baggies brand names. For food service and industrial consumers, Mobil Plastics is a leader in polystyrene foam packaging, thermoformed polystyrene packaging and polyethylene film products. The acquisition is scheduled to be completed in mid-November.

     (8) In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 which establishes new accounting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. Tennessee will adopt the new standard in the first quarter of 1996 but does not expect that the adoption will have a material effect on Tennessee's consolidated financial position or results of operations.


           (The above notes are an integral part of the foregoing
                           financial statements.)

                       TENNESSEE GAS PIPELINE COMPANY
                       AND CONSOLIDATED SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS RESULTS

   Revenues

     Net sales and operating revenues for the third quarter of 1995 were $2.1 billion, up from $2.0 billion in the third quarter of 1994. Natural gas pipelines revenues were down $122 million or 22 percent primarily due to the nonregulated sector where both spot prices and volumes decreased as a result of increased supply availability and the effect of storage reserves on prices. In the regulated sector, revenues declined $25 million due to the continued phase-out of merchant gas sales as a result of operating under Order 636 of the Federal Energy Regulatory Commission ("FERC").
   Automotive parts revenues increased $108 million or 23 percent, including revenues of $76 million resulting from the November 1994 acquisition of Heinrich Gillet GmbH & Company ("Gillet"). Packaging revenues increased $103 million or 18 percent from strong market conditions in the paperboard packaging sector and increased pricing in the specialty segment. Shipbuilding revenues increased $21 million or 5 percent primarily as a result of higher volume on the aircraft carrier RONALD REAGAN.

   Income Before Interest Expense, Income Taxes and Minority Interest ("Operating Income")

        Operating income for the third quarter of 1995 was $311 million, down $65 million or 17 percent, compared with $376 million for the 1994 third quarter, primarily due to the sale of Case Corporation ("Case") stock. On August 9, 1995, Tenneco sold in a public offering 16.1 million shares of common stock of Case at $35 per share. The offering reduced Tenneco's ownership in Case from 44 percent to 21 percent. Of the 16.1 million shares sold, approximately 646,000 shares were owned by Tennessee. In connection with the offering, Tennessee received net proceeds of $22 million and recognized a loss of $35 million, including $35 million of income tax benefit. Although Tennessee recorded a loss on this transaction, Tenneco in the aggregate recorded a gain of $101 million. The third quarter 1994 included a $16 million benefit from a contract settlement with Columbia Gas.

   Natural Gas Pipelines

     Natural gas pipelines reported operating income of $81 million in the 1995 third quarter compared with $97 million in the 1994 third quarter. Revenues for the third quarter of 1995 decreased to $427 million compared with $549 million in the third quarter of 1994. Third quarter 1995 operating income slightly improved compared with the 1994 third quarter after excluding a $2 million lawsuit settlement related to an interstate pipeline issue in the 1995 third quarter and a $16 million benefit from a contract settlement from Columbia Gas received in the 1994 third quarter. Excluding the above special items, operating income in the regulated segment was flat compared with the 1994 third quarter. Higher operating income related to the implementation of a new rate structure was offset by lower operating income from expiring gas transportation contracts and higher administrative expenses. Operating income in the nonregulated segment improved compared with the 1994 third quarter primarily due to the acquisition of natural gas pipeline assets from the Pipeline Authority of South Australia (PASA), partially offset by decreases in operating income as a result of lower natural gas volumes and prices.

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

     In September, 1995, Tenneco announced that it had entered into an agreement to sell Kern River Corporation which holds a 50 percent interest in Kern River Gas Transmission Company ("Kern River") for approximately $225 million. The transaction is expected to be finalized in 1995. Kern River owns a 904-mile natural gas pipeline system extending from southwestern Wyoming to Bakersfield, California.

   Automotive Parts

     Automotive parts reported third quarter 1995 operating income of $61 million compared with $67 million in the third quarter of 1994. Operating income decreased $6 million compared with the 1994 third quarter primarily as a result of higher start-up costs largely related to a new process, hydroforming, which is a liquid, high-pressure metal-forming application. The hydroforming process is being utilized for the manufacture of the new Ford Taurus exhaust system. Revenues for the third quarter of 1995 increased to $586 million compared with $478 million in last year's third quarter, primarily as a result of the acquisition of Gillet, which added $76 million in revenues. Revenues in the North American aftermarket were down due to market weakness. Aftermarket sales were flat worldwide as aftermarket sales in Europe increased 18 percent from the same quarter a year ago. Original equipment sales increased worldwide with much of this increase supplied by the Gillet acquisition and the improving European economy.

     Tennessee expects new vehicle sales in Europe to continue to improve the rest of 1995 and next year and new car and truck production in North America to continue at its strong near-record levels throughout 1995. The North American aftermarket, however, is expected to remain sluggish through 1995 with a recovery beginning next year.

   Packaging

     Third quarter 1995 operating income for packaging was $117 million, up $54 million, compared with $63 million generated in the 1994 third quarter. Revenues for the 1995 third quarter were $665 million compared with $562 million in the same period last year. This increase of 18 percent was due to continuing strong market conditions in the paperboard packaging business and increased pricing in the specialty segment.

     The paperboard packaging business reported operating income of $108 million in the third quarter of 1995, compared with $42 million in the year ago quarter, up more than 150 percent. The improvement in operating income was primarily due to continued strong market conditions, higher mill productivity and lower costs for recycled fiber.

     The outlook for containerboard remains reasonably positive, with domestic industry containerboard production for year-to-date September 1995 up four percent over the same period last year. September industry inventory levels, at 5.5 weeks of supply, are in line with historical levels and are expected to decline for the remainder of the year.

     Specialty packaging reported operating income of $9 million in the third quarter of 1995, compared with $21 million for the same period last year. Operating income continued to be adversely affected by increases in raw material costs. The costs of polystyrene and aluminum reroll were up 19 percent from the third quarter of 1994. Raw material costs have moderated since the second quarter, however, and fourth quarter unit margins should improve.

     On October 2, 1995, Tenneco announced that it had signed a definitive agreement to acquire the Mobil Plastics business from Mobil Corporation for $1.27 billion. The acquired operations will become part of Tenneco's packaging division. Mobil Plastics is the largest North American producer of polyethylene and polystyrene packaging. Mobil Plastics' consumer products are sold under the Hefty, Kordite and Baggies brand names. For food service and industrial consumers, Mobil Plastics is a leader in polystyrene foam packaging, thermoformed polystyrene packaging and polyethylene film products. The acquisition is scheduled to be completed in mid-November.

   Shipbuilding

     Shipbuilding reported third quarter 1995 operating income of $35 million compared with $52 million in the 1994 third quarter. The $17 million decline resulted primarily from a $6 million charge for headcount reductions recorded in the 1995 third quarter and a $14 million charge for incremental costs for the shipyard's entry into highly competitive commercial markets. Productivity improvements partially offset the decline. Revenues increased $21 million to $445 million in the third quarter of 1995 compared with $424 million in the same period last year.

     The backlog at the end of the third quarter of 1995 was $4.9 billion and included construction contracts for two LOS ANGELES CLASS submarines, three NIMITZ class aircraft carriers, four "Double Eagle" product tankers, a conversion contract for two fast SEALIFT ships and the overhaul contract for the aircraft carrier USS EISENHOWER.

   Other

     Other operations was $17 million for the third quarter of 1995 compared with $97 million in the quarter a year ago. The third quarter 1995 included a pre-tax loss on the sale of Case stock for $70 million (after-tax loss of $35 million) and a $25 million charge for the liquidation of surplus real estate holdings and notes.

   Interest Expense (net of interest capitalized)

     Net interest expense for the third quarter of 1995 was $68 million compared with $66 million reported for the 1994 third quarter.
   Interest capitalized was $2 million for the third quarter of 1995 compared with $1 million for the third quarter of 1994.

   Income Taxes

     Income tax expense for the third quarter of 1995 was $90 million compared with $94 million reported for the 1994 third quarter.

   Discontinued Operations

     Income from discontinued operations in the third quarter of 1994 of $7 million represented the net income of Tennessee's chemicals division which was sold in the fourth quarter of 1994.

   Net Income

     Net income for the third quarter of 1995 was $145 million compared with net income of $223 million in the 1994 third quarter. Net income for the 1994 period included $7 million of income from discontinued operations (net of income tax).

   NINE MONTHS RESULTS

   Revenues

     Net sales and operating revenues for the first nine months of 1995 were $6.5 billion, down from $6.6 billion reported in 1994 primarily due to the exclusion of farm and construction equipment revenues as a result of the change to the cost method of accounting for Case in July 1994. Excluding farm and construction equipment for the first nine months of 1994, revenues increased five percent in the 1995 period compared with the prior year period. Higher revenues for packaging (up $403 million or 26 percent) and automotive parts (up $407 million or 29 percent) were partially offset by lower revenues for natural gas pipelines (down $483 million or 26 percent).

   Income Before Interest Expense, Income Taxes and Minority Interest ("Operating Income")

     Operating income for the first nine months of 1995 was $1,144 million compared with $916 million reported for the 1994 period, an improvement of 25 percent.

     Natural gas pipelines reported operating income of $229 million for the first nine months of 1995 compared with $291 million in the same period of 1994. Revenues decreased to $1.36 billion compared with $1.85 billion in the first nine months of 1994 primarily due to the decline in gas spot prices and lower volumes in the nonregulated segment and the phase-out of merchant gas sales by the regulated pipelines. Operating income declined in the first nine months of 1995 compared with 1994 mainly due to competitive pressures related to operating under FERC Order 636 and the $16 million benefit from a contract settlement with Columbia Gas in the third quarter of 1994. Operating income also decreased as a result of depressed natural gas volumes and prices in the nonregulated business.

     Automotive parts reported operating income of $191 million for the first nine months of 1995 compared with $190 million recorded in the same period a year ago. Year-to-date revenues for 1995 totaled $1.82 billion compared with last year's amount of $1.42 billion. Revenues increased as a result of the acquisition of Gillet, which added $249 million in revenues, and increased European aftermarket revenues. Profit margins declined in the first nine months of 1995 due to higher start-up costs associated with a new process discussed in the "Three Months Results" and competitive pressures in the North American original equipment and aftermarket.

     Shipbuilding reported operating income of $125 million for the nine months ended September 1995 compared with $153 million in the same period in 1994. Revenues were $1.29 billion for the first nine months of both 1995 and 1994. Operating income declined primarily as a result of lower profit margins on SEALIFT work, incremental costs for the shipyard's entry into highly competitive commercial markets and a charge related to personnel reductions.

     Packaging had operating income of $374 million in the first nine months of 1995 compared with $127 million in the prior year period. Revenues were $1.98 billion in the first nine months of 1995 compared with $1.58 billion in the prior year period. Higher revenues and operating income were primarily due to strengthening containerboard pricing partially offset by lower operating income in specialty packaging associated with higher raw material costs. In addition, the 1995 first quarter operating income included a $14 million gain on the sale of a mill in Sylva, North Carolina.

     Tennessee's other operations reported operating income of $225 million for the 1995 nine-month period compared with $155 million for the year ago period. Operating income improved primarily due to higher interest income from affiliated companies and other investments partially offset by the loss on the sale of the Case stock.

   Interest Expense (net of interest capitalized)

     Net interest expense decreased from $212 million in the first nine months of 1994 to $199 million in the first nine months of 1995. Interest capitalized was $2 million in the first nine months of 1994 compared with $5 million in the current year period.

   Income Taxes

     Income tax expense for the first nine months of 1995 was $370 million compared with $282 million in the same period of 1994.
   Income tax expense increased in the first nine months of 1995 primarily due to higher pre-tax income which was partially offset by the tax benefit associated to the loss on the Case sale.

   Discontinued Operations

     Income from discontinued operations for the first nine months of 1994 of $5 million (net of an income tax benefit of $2 million) included a $20 million loss (net of income tax benefit of $15 million) on the sale of Tennessee's brakes business and a loss of $3 million (net of income tax benefit of $4 million) from the brakes operations. Net income from the chemicals operations for the first nine months of 1994 was $28 million, net of income tax expense of $17 million.

   Cumulative Effect of a Change in Accounting Principle

     Effective January 1, 1994, Tennessee adopted Statement of Financial Accounting Standards ("FAS") No. 112, Employers' Accounting for Postemployment Benefits. This new standard was adopted using the cumulative catch-up method and requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. As a result of the adoption of this statement, the 1994 Statement of Income includes an after-tax charge of $13 million, for the cumulative effect of the accounting change.

   Net Income

     Income from continuing operations for the first nine months of 1995 was $536 million compared with income from continuing operations of $435 million in the 1994 period. The first nine months of 1994 net income includes income from continuing operations of $435 million, income from discontinued operations of $5 million and a charge of $13 million (net of income tax) relating to the cumulative effect of a change in accounting principle.

   Capital Expenditures

     Expenditures for plant, property and equipment from continuing operations for the first nine months of 1995 were $565 million compared with $328 million for the first nine months of 1994. Increased expenditures for natural gas pipelines ($74 million), automotive parts ($75 million), shipbuilding ($30 million) and packaging ($61 million) were partially offset by the decline for farm and construction equipment ($3 million).

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

     (2) Other Proceedings.

     On October 14, 1993, the Company was sued in the State District Court of Ector County, Texas by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave the Company notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted the Company's motion for summary judgment; the plaintiffs have filed a notice of appeal. Thereafter, ICA and TransTexas filed a motion for summary judgment on a separate issue involving the term "committed reserves" and whether the Company has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which is not final, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which must be resolved at trial, the Company has other defenses which it has asserted and intends to pursue. The November 8, 1995 ruling does not affect the trial court's previous May 4, 1995 order granting summary judgment to the Company.

     (3) Potential Superfund Liability.

     At September 30, 1995, the Company has been designated as a potentially responsible party in 54 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, the Company is fully indemnified by third parties. With respect to certain other sites, the Company has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, the Company has estimated its share of the remediation costs to be between $12 million and $69 million or 0.4 percent to 2.5 percent of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, the Company's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in the Company's determination of its estimated liability. The Company does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its consolidated financial position or results of operations.

      For additional information concerning environmental matters, see
   Note 4 in the "Notes to Financial Statements" of Tennessee Gas
   Pipeline Company and Consolidated Subsidiaries.


   Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

          27--Financial Data Schedule

      (b) Reports on Form 8-K. Tennessee Gas Pipeline Company did not file any Current Reports on Form 8-K during the quarter ended
   September 30, 1995.

                                 SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TENNESSEE GAS PIPELINE COMPANY




                                        By       ROBERT T. BLAKELY
                                                Robert T. Blakely
                                          Senior Vice President--
                                            Principal Financial and
                                              Accounting Officer


   Date:  November 14, 1995

                                                              Exhibit 27

                   THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
            EXTRACTED FROM THE TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED
           SUBSIDIARIES FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY
                          REFERENCE TO SUCH FINANCIAL STATEMENTS.

               TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES
                                  FINANCIAL DATA SCHEDULE

                                                                    (Millions Except
                                                                     Per Share Data)
                                                                         As of
                                                                   September 30, 1995
                                                                    and for the Nine
                                                                    Months Then Ended

   Cash and cash items............................................      $   706
   Marketable securities..........................................            0
   Notes and accounts receivable--trade...........................          474
   Allowances for doubtful accounts...............................            0
   Inventory......................................................          999
   Total current assets...........................................        6,152
   Property, plant and equipment..................................       10,908
   Accumulated depreciation.......................................        5,598
   Total assets...................................................       13,700
   Total current liabilities......................................        2,479
   Bonds, mortgages and similar debt..............................          536
   Preferred stock--mandatory redemption..........................            0
   Preferred stock--no mandatory redemption.......................            0
   Common stock...................................................            0
   Other stockholders' equity.....................................        7,721
   Total liabilities and stockholders' equity.....................       13,700
   Net sales of tangible products.................................        6,454
   Total revenues.................................................        6,454
   Cost of tangible goods sold....................................        4,783
   Total costs and expenses applicable to sales and revenues......        4,783
   Other costs and expenses.......................................          852
   Provision for doubtful accounts and notes......................            0
   Interest and amortization of debt discount.....................          212
   Income before taxes and other items............................          932
   Income tax expense.............................................          370
   Income/loss continuing operations..............................          536
   Discontinued operations........................................            0
   Extraordinary items............................................            0
   Cumulative effect--changes in accounting principles............            0
   Net income or loss.............................................      $   536
   Earnings per share--primary....................................            0
   Earnings per share--fully diluted..............................            0
   /TABLE