Form 10-K
period 1995-12-31
TENNESSEE GAS PIPELINE CO
filed 1996-02-21
CIK 97142

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-4101

                         TENNESSEE GAS PIPELINE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               76-1056569
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    TENNECO BUILDING, HOUSTON, TEXAS                     77002
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 757-2131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                      ON WHICH REGISTERED
                  -------------------                     ---------------------
9 1/4% Notes due 1996; 9% Notes due 1997;
 6% Debentures due 2011................................. New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.

                                      None

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $5 per share, 200 shares outstanding as of February 21, 1996.

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
 ITEM 1.  BUSINESS........................................................   1
      Tennessee Gas Pipeline Company......................................   1
      Contributions of Major Businesses...................................   1
      Tenneco Automotive..................................................   2
      Tenneco Energy......................................................   4
      Tenneco Packaging...................................................   9
      Newport News Shipbuilding...........................................  11
      Business Strategy...................................................  12
      Environmental Matters...............................................  12
 ITEM  2.  PROPERTIES.....................................................  13
 ITEM  3.  LEGAL PROCEEDINGS..............................................  13
 ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  15
PART II
 ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
           HOLDER MATTERS.................................................  15
 ITEM  6.  SELECTED FINANCIAL DATA........................................  15
 ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..........................................  15
 ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................  25
            Index to Financial Statements of Tennessee Gas Pipeline Company
            and Consolidated Subsidiaries.................................  25
 ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...........................................  56
PART III
 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............   *
 ITEM 11.  EXECUTIVE COMPENSATION.........................................   *
 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.   *
 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   *
PART IV
 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K  56
      Financial Statements Included in Item 8.............................  56
      Index to Financial Statements and Schedules Included in Item 14.....  56
      Schedules Omitted as Not Required or Inapplicable...................  56
      Reports on Form 8-K.................................................  62
      Exhibits............................................................  62

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

  The major businesses of Tennessee are the manufacture and sale of automotive exhaust system parts and ride control products; natural gas transportation and marketing; manufacture and sale of packaging materials, cartons, containers and specialty packaging products for consumer and commercial markets; and construction and repair of ships.

  In March 1995, Tenneco Inc. sold, in a public flotation primarily in the United Kingdom, all of the capital stock of Albright & Wilson plc, which is engaged in the chemical business. See Note 3 to the Financial Statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries for additional information concerning the sale of this subsidiary.

  At December 31, 1995, Tennessee had approximately 59,000 employees.

                       CONTRIBUTIONS OF MAJOR BUSINESSES

  Information concerning Tennessee's principal industry segments and geographic areas is set forth in Note 11 to the Financial Statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries. The following tables summarize
(i) net sales and operating revenues from continuing operations, (ii) income from continuing operations before interest expense, income taxes and minority interest and (iii) capital expenditures for continuing operations of the major business groups of Tennessee for the periods indicated.

NET SALES AND OPERATING REVENUES FROM CONTINUING OPERATIONS

                                             1995         1994         1993
                                          -----------  -----------  -----------
                                            (DOLLAR AMOUNTS IN MILLIONS)
Automotive............................... $2,427   27% $1,850   21% $1,628   17%
Energy...................................  1,916   22   2,378   28   2,862   30
Packaging................................  2,750   31   2,184   25   2,042   22
Shipbuilding.............................  1,756   20   1,753   20   1,861   20
Farm and construction equipment*.........     --   --     518    6   1,014   11
Other....................................     --   --      --   --       1   --
Intergroup sales.........................     (9)  --      (7)  --      (8)  --
                                          ------  ---  ------  ---  ------  ---
  Total.................................. $8,840  100% $8,676  100% $9,400  100%
                                          ======  ===  ======  ===  ======  ===

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST

                                                           1995   1994    1993
                                                          ------ ------  ------
                                                               (MILLIONS)
Automotive............................................... $  235 $  205  $  198
Energy...................................................    333    415     411
Packaging................................................    457    209     139
Shipbuilding.............................................    160    200     225
Farm and construction equipment*.........................     --     (1)     49
Other....................................................    319    193     219
                                                          ------ ------  ------
  Total.................................................. $1,504 $1,221  $1,241
                                                          ====== ======  ======

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS

                                                     1995      1994      1993
                                                   --------  --------  --------
                                                       (DOLLAR AMOUNTS IN
                                                           MILLIONS)
Automotive........................................ $204  22% $106  16% $ 89  21%
Energy............................................  334  36   331  51   170  39
Packaging.........................................  316  34   166  26   124  29
Shipbuilding......................................   77   8    29   5    36   8
Farm and construction equipment*..................   --  --     4  --    11   3
Other.............................................    4  --    14   2     1  --
                                                   ---- ---  ---- ---  ---- ---
  Total........................................... $935 100% $650 100% $431 100%
                                                   ==== ===  ==== ===  ==== ===

--------
* In June 1994, Tennessee reorganized its farm and construction equipment segment prior to the Case Corporation initial public offering. The reorganization resulted in Tennessee receiving Case Corporation common stock and cash in exchange for the net assets of its farm and construction equipment segment. Since that time, Tennessee's investment in Case Corporation common stock has been reflected using the cost method of accounting. See Notes 1 and 3 in the "Notes to Financial Statements" for additional information on Tennessee's investment in Case Corporation common stock.

  The interest expense, income taxes and minority interest from continuing operations that are not allocated to the major businesses were as follows:

                                                                 1995 1994 1993
                                                                 ---- ---- ----
                                                                   (MILLIONS)
   Interest Expense (net of interest capitalized)............... $287 $265 $278
   Income Tax Expense...........................................  448  290  329
   Minority Interest............................................   33    1   --

                               TENNECO AUTOMOTIVE

  The principal business operations of Tenneco Automotive and its affiliates are Walker Manufacturing Company and Monroe Auto Equipment Company.

  Walker Manufacturing Company and its affiliates ("Walker") manufacture a variety of automotive exhaust systems and emission control products. In the United States, Walker operates nine manufacturing facilities and seven distribution centers, three of which are located at manufacturing facilities, and also has two research and development facilities. In addition, Walker operates 25 manufacturing facilities located in Australia, Canada, the United Kingdom, Mexico, Denmark, Germany, France, Spain, Portugal and Sweden, and also has one engineering and technical center in Germany.

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

  The following table sets forth information relating to Walker's sales:

                                                                 PERCENTAGE OF
                                                                     SALES
                                                                 ----------------
                                                                 1995  1994  1993
                                                                 ----  ----  ----
      United States Sales
        Automotive replacement equipment (primarily exhaust
         system parts)..........................................  46%   48%   52%
        Automotive original equipment...........................  54    52    48
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===
      Foreign Sales
        Automotive replacement equipment........................  42%   74%   78%
        Automotive original equipment...........................  58    26    22
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===
      Total Sales by Geographic Area
        United States...........................................  42%   65%   67%
        European Union..........................................  45    27    26
        Canada..................................................   7    --    --
        Other areas.............................................   6     8     7
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

  In November 1994, Walker acquired ownership of Heinrich Gillet GmbH & Co. KG and its affiliates ("Gillet"), a manufacturer of exhaust systems headquartered at Edenkoben, Germany. The combination of Gillet, Europe's largest original equipment exhaust supplier, and Walker's European division, which is Europe's largest replacement market supplier, increased Walker's European sales in 1995 by approximately 150%.

  Monroe Auto Equipment Company and its affiliates ("Monroe") are engaged principally in the design, manufacture and distribution of ride control products. Monroe ride control products consist of hydraulic shock absorbers, air adjustable shock absorbers, spring assisted shock absorbers, gas charged shock absorbers, struts, replacement cartridges and electronically adjustable suspension systems. Monroe manufactures and markets replacement shock absorbers for virtually all domestic and most foreign makes of automobiles. In addition, Monroe manufactures and markets shock absorbers and struts for use as original equipment on passenger cars and trucks, as well as for other uses. Monroe has seven manufacturing facilities in the United States and ten foreign manufacturing operations in Australia, Belgium, Canada, Mexico, the United Kingdom, Spain and New Zealand. (The manufacturing operations in Brazil are not owned by subsidiaries of the Company.)

  The following table sets forth information relating to Monroe's sales:

                                                               PERCENTAGE OF
                                                                   SALES
                                                               ----------------
                                                               1995  1994  1993
                                                               ----  ----  ----
      United States Sales
        Automotive replacement equipment......................  70%   72%   72%
        Automotive original equipment.........................  30    28    28
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===
      Foreign Sales
        Automotive replacement equipment......................  64%   66%   65%
        Automotive original equipment.........................  36    34    35
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===
      Total Sales by Geographic Area
        United States.........................................  52%   55%   58%
        European Union........................................  39    36    33
        Canada................................................   3    --    --
        Other areas...........................................   6     9     9
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===

  In 1995, Tenneco Automotive acquired a 51% interest in a joint venture that has two ride control manufacturing facilities in India and a 51% interest in a joint venture that has one ride control manufacturing facility in China. It is anticipated that the joint venture in India will also manufacture exhaust systems.

  Tenneco Automotive owns and licenses the rights under a number of domestic and foreign patents and trademarks relating to its products and businesses. It manufactures and distributes its products primarily under the names "Walker" and "Monroe," which are well recognized in the marketplace.

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

                                 TENNECO ENERGY

  Tennessee is engaged in the interstate and intrastate transportation and marketing of natural gas, with operations conducted by Tenneco Energy Inc. and other related subsidiaries of the Company (collectively, "Tenneco Energy"). Tenneco Energy is also engaged in related businesses that are not generally subject to regulation by the Federal Energy Regulatory Commission ("FERC") which Tenneco Energy believes have the potential to generate higher returns than its regulated businesses. The principal activities of these business units include the development of and participation in international natural gas pipelines, primarily in Australia, and in international and domestic gas-fired power generation projects, and the development of natural gas production and production financing programs for producers, primarily in the United States.

INTERSTATE PIPELINE OPERATIONS

  Tenneco Energy's interstate pipeline operations include the pipeline systems of the Company, Midwestern Gas Transmission Company ("Midwestern") and East Tennessee Natural Gas Company ("East Tennessee"), which are primarily engaged in the transportation and storage of natural gas for producers, marketers, end-users, and other gas transmission and distribution companies.

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

  At December 31, 1995, Tenneco Energy's interstate gas transmission systems included approximately 16,300 miles of pipeline, gathering lines and sales laterals, together with related facilities that include 90 compressor stations with an aggregate of approximately 1.5 million horsepower. These systems also include underground and above-ground gas storage facilities to permit increased deliveries of gas during peak demand periods. The total design delivery capacity of Tenneco Energy's interstate systems at December 31, 1995, was approximately 4,800 million cubic feet ("MMCF") of gas per day, and approximately 5,600 MMCF on peak demand days, which includes gas withdrawn from storage.

  Tenneco Energy also has a 13.2% interest in Iroquois Gas Transmission System, L.P. ("Iroquois"). The 370-mile Iroquois pipeline extends from the Canadian border at Waddington, New York, to Long Island, New York, and is designed to deliver (directly or through interconnecting pipelines such as Tennessee Gas Pipeline Company) 818 MMCF of gas per day to local distribution companies and electric generation facilities in six states. For more information on Iroquois, see Item 3, "Legal Proceedings."

  In December 1995, Tenneco Energy sold its 50% interest in Kern River Gas Transmission Company ("Kern River"). This sale was a part of Tennessee's ongoing plan to redeploy assets into its primary growth businesses, which include the nonregulated natural gas operations. Kern River owns a 904-mile pipeline system extending from Wyoming to California.

 Gas Sales and Transportation Volumes

  The following table sets forth the volumes of gas, stated in billions of British thermal units ("BBtu"), sold and transported by Tenneco Energy's interstate pipeline systems for the periods shown.

                                                     1995      1994      1993
                                                   --------- --------- ---------
   Sales*.........................................    95,397   131,097   213,210
   Transportation*................................ 2,139,169 2,183,944 2,118,936
                                                   --------- --------- ---------
     Total........................................ 2,234,566 2,315,041 2,332,146
                                                   ========= ========= =========

--------
* These sales and transportation volumes include all natural gas sold or transported by Tenneco Energy's interstate pipeline companies. The table includes Tenneco Energy's proportionate share of transportation volumes of the joint ventures in which it had interests during 1995; of the total transportation volumes shown, 183,281 BBtu was attributable to these joint venture interests in 1995, 167,961 BBtu in 1994 and 169,871 BBtu in 1993. Intercompany deliveries of natural gas have not been eliminated from the table.

 Federal Regulation

  Tenneco Energy's interstate natural gas pipeline companies are "natural gas companies" as defined in the Natural Gas Act of 1938, as amended (the "Natural Gas Act"). As such, these companies are subject to the jurisdiction of the FERC. Tenneco Energy's interstate pipeline operations are operated pursuant to certificates of public convenience and necessity issued under the Natural Gas Act and pursuant to the Natural Gas Policy Act of 1978. The FERC regulates the interstate transportation and certain sales of natural gas, including, among other things, rates and charges allowed natural gas companies, extensions and abandonments of facilities and service, rates of depreciation and amortization and the accounting system utilized by the companies.

  Prior to the FERC's industry restructuring initiatives in the 1980's, Tenneco Energy's interstate pipeline companies operated primarily as merchants, purchasing natural gas under long-term contracts and reselling the gas to customers, also under long-term contracts. Pursuant to Order 636 issued by the FERC, the Company implemented revisions to its tariff, effective on September 1, 1993, which restructured its transportation, storage and sales services to convert the Company from primarily a merchant to primarily a transporter of gas. As a result of this restructuring, the Company's gas sales declined while certain obligations to producers under long-term gas supply contracts continued, causing the Company to incur significant restructuring transition costs. Pursuant to the provisions of Order 636 allowing for the recovery of transition costs related to the restructuring, the Company has made filings to recover gas supply realignment ("GSR") costs resulting from remaining gas purchase obligations, costs related to its Bastian Bay facilities, the remaining unrecovered balance of purchased gas ("PGA") costs and the "stranded" cost of the Company's continuing contractual obligation to pay for capacity on other pipeline systems ("TBO costs").

  The Company's filings to recover costs related to its Bastian Bay facilities have been rejected by the FERC based on the continued use of the gas production from the field; however, the FERC recognized the ability of the Company to file for the recovery of losses upon disposition of these assets. The Company has filed for appellate review of the FERC actions and is confident that the Bastian Bay costs will ultimately be recovered as transition costs under Order 636; the FERC has not contested the ultimate recoverability of these costs.

  The filings implementing the Company's recovery mechanisms for the following transition costs were accepted by the FERC effective September 1, 1993; recovery is subject to refund pending FERC review and approval for eligibility:
1) direct-billing of unrecovered PGA costs to its former sales customers over a twelve-month period; 2) recovery of TBO costs, which the Company is obligated to pay under existing contracts, through a surcharge from firm transportation customers, adjusted annually; and 3) GSR cost recovery of 90% of such costs over a period of up to 36 months from firm transportation customers and recovery of 10% of such costs from interruptible transportation customers over a period of up to 60 months.

  Following negotiations with its customers, the Company filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in the Company's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. On November 15, 1994, the FERC issued an order approving the PGA Stipulation and resolving all outstanding issues. On April 5, 1995, the FERC issued its order on rehearing affirming its initial approval of the PGA Stipulation. The Company implemented the terms of the PGA Stipulation and made refunds in May 1995. The refunds had no material effect on Tennessee's reported net income. The orders approving the PGA Stipulation have been appealed to the D.C. Circuit Court of Appeals by certain customers. The Company believes the FERC orders approving the PGA Stipulation will be upheld on appeal.

  The Company is recovering through a surcharge, subject to refund, TBO costs formerly incurred to perform its sales function, pending FERC review of data submitted by the Company. The FERC subsequently issued an order requiring the Company to refund certain costs from this surcharge. The Company is appealing this decision and believes such appeal will likely be successful.

  With regard to the Company's GSR costs, the Company, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by the Company of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). The FERC previously ruled that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge ("ALJ"). The hearing, which concluded in July 1995, was limited to the issue of whether the settlement agreements are prudent. The ALJ concluded, in his initial decision issued in December 1995, that the settlement was imprudent. The Company has filed exceptions to this initial decision and believes that this decision will not impair the Company's recovery of the costs resulting from this contract. The FERC has committed to issuing a final order by December 31, 1996.

  Also related to the Company's GSR costs, on October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted the Company's motion for summary judgment; the plaintiffs have filed a notice of appeal. Thereafter, ICA and TransTexas filed a motion for summary judgment on a separate issue involving the term "committed reserves" and whether the Company has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which would be finalized upon conclusion of the trial, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which are to be resolved at trial, the Company has other defenses which it has asserted and intends to pursue. The Company has filed a Motion to Clarify the November 8, 1995 order together with a new motion for partial summary judgment concerning the committed reserve issue. The November 8, 1995 ruling does not affect the trial court's previous May 4, 1995 order granting summary judgment to the Company.

  The Company has been engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued the Company. Although the Company believes that its defenses in the underlying gas purchase contract actions are meritorious, the Company accrued amounts in the first quarter of 1995 which it believes are adequate to cover the resolution of these matters. On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to the Company in one of these matters and indicated that it would remand the case to the trial court. Motions for rehearing have been filed by the producers. As of the date hereof, the court had not ruled on those motions and mandate had not been issued.

  As of December 31, 1995, the Company has deferred GSR costs yet to be recovered from its customers of approximately $462 million, net of $316 million previously recovered from its customers, subject to refund. A proceeding before a FERC ALJ is scheduled to commence in early 1996 to determine whether the Company's GSR costs are eligible for cost recovery. The FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 provides for complete recovery by pipelines of eligible and prudently incurred transition costs, certain customers have challenged the prudence and eligibility of the Company's GSR costs and the Company has engaged in settlement discussions with its customers concerning the amount of such costs in response to the FERC and customer statements acknowledging the desirability of such settlements.

  Given the uncertainty over the results of ongoing discussions between the Company and its customers related to the recovery of GSR costs and the uncertainty related to predicting the outcome of its gas purchase contract reformation efforts and the associated litigation, Tennessee is unable to predict the timing or the ultimate impact that the resolution of these issues will have on its consolidated financial position or results of operations.

  On December 30, 1994, the Company filed for a general rate increase (the "1995 Rate Case"). On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, the Company began collecting rates, subject to refund, reflecting an $87 million increase in the Company's annual revenue requirement. Settlement discussions with the FERC staff and customers regarding 1995 Rate Case issues, including structural rate design and increased revenue requirements, are ongoing and the Company is reserving revenues it believes adequate to cover any refunds that may be required upon final settlement of this proceeding. A hearing is scheduled to commence in March 1996.

 Competition

  The regulated natural gas pipeline industry is experiencing increasing competition, which results from actions taken by the FERC to strengthen market forces throughout the industry. In a number of key markets, Tenneco Energy's interstate pipelines face competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a supplier or switch suppliers based on the short term price of gas and the cost of transportation. Competition between pipelines is particularly intense in Midwestern's Chicago and Northern Indiana markets, in East Tennessee's Roanoke, Chattanooga and Atlanta markets, and in the Company's supply area, Louisiana and Texas. In some instances, Tenneco Energy's pipelines have been required to discount their transportation rates in order to maintain their market share. Additionally, transportation contracts representing approximately 70% of firm transportation capacity will be expiring over the next five years, principally in the year 2000. The renegotiation of these contracts may be impacted by these competitive factors.

 Gas Supply

  With full implementation of Order 636, the Company's firm sales obligations requiring maintenance of long-term gas purchase contracts have declined from over a 1.4 billion dekatherm maximum daily delivery obligation to less than a 200 million dekatherm maximum daily delivery obligation. As discussed above under the caption "Federal Regulation," the Company has substantially reduced its natural gas purchase portfolio in line with these requirements through termination and assignment to third parties. Although the Company's requirements for purchased gas are substantially less than prior to its implementation of Order 636, Tenneco Energy is pursuing the attachment of gas supplies to the Company's pipeline system for transportation by others. Current gas supply activities include development of offshore and onshore pipeline gathering projects and utilization of production financing programs to spur exploration and development drilling in areas adjacent to the Company's system. Major gathering systems in the Gulf of Mexico were completed during the fourth quarter of 1994.

GAS MARKETING AND INTRASTATE PIPELINES

  Tenneco Energy Resources Corporation, an 80% owned subsidiary of Tennessee, and its subsidiaries (collectively, "Tenneco Resources") are engaged in the businesses of marketing natural gas and owning and operating approximately 1,300 miles of pipelines that serve the Texas Gulf Coast and West Texas markets. Its businesses include the buying, selling, storage and transportation of natural gas and price risk management services, including the offering of fixed, floating and other natural gas pricing for short or long terms using natural gas futures contracts or other financial instruments. These businesses serve third parties, including producers, marketers, end-users, distribution companies and gas transmission companies. During 1995 Tenneco Resources transported, processed or sold approximately 2.3 billion cubic feet of natural gas for its customers. Tenneco Resources also owns and manages gas gathering systems and natural gas liquids plants in Pennsylvania, Texas, Louisiana and the outer continental shelf of the Gulf of Mexico.

  The following table sets forth the volumes of gas, stated in BBtu, sold and transported by subsidiaries of Tenneco Resources for the periods indicated:

                                                        1995     1994     1993
                                                       ------- --------- -------
   Sales.............................................. 642,096   739,432 741,800
   Transportation..................................... 229,415   273,587 235,940
                                                       ------- --------- -------
     Total............................................ 871,511 1,013,019 977,740
                                                       ======= ========= =======

  In February 1994, a 20% interest in Tenneco Resources was sold to Ruhrgas AG, Germany's largest natural gas company.

INTERNATIONAL

  Tenneco Gas International Inc. and other subsidiaries of Tennessee (collectively, "TGI") was organized to extend the Company's traditional activities in North American pipelines to international pipeline, power, and energy-related projects, with a current focus on activities in South America, Southeast Asia, Australia and Europe. TGI was selected to construct, own and operate a 470 mile natural gas pipeline in Queensland, Australia; construction of the pipeline commenced in late 1995 with completion expected in early 1997. In June 1995, Tennessee acquired the natural gas pipeline assets of the Pipeline Authority of South Australia, which includes a 488 mile pipeline, for approximately $225 million. The purchase resulted from the privatization of Australia's natural gas industry. TGI also has interests in two consortiums pursuing the development of two natural gas pipeline projects in South America, from Argentina to Chile and from Bolivia to Brazil, including related gas-fired electric generation plants.

  In December 1995, TGI was selected by the Beijing Natural Gas Transportation Company ("BGTC") to serve as technical advisor for the construction of China's first major onshore natural gas pipeline. BGTC, a joint venture between the Chinese National Petroleum Corporation and the city of Beijing, will build a 600 mile line linking the Jingbian gas field in central China's Ordos Basin with Beijing. Construction is scheduled to commence in March 1996, with an in-service date scheduled for October 1997.

POWER GENERATION

  Tenneco Power Generation Company ("Tenneco Power") has a 17.5% interest in a power plant in Springfield, Massachusetts and a 50% interest in a cogeneration project in Florida.

  In December 1995, Tenneco Power entered into an agreement with Energy Equity Corp., Ltd., an Australian company, to purchase 50% of two of its subsidiaries subject to satisfaction of certain conditions. The new joint venture will construct a 135 megawatt gas fired power plant.

TENNECO VENTURES

  Tenneco Gas Production Corporation ("Tenneco Production") and Tenneco Ventures Corporation ("Tenneco Ventures"), subsidiaries of Tennessee, together with institutional investors and partners, invest in oil and gas properties and finance independent producers engaged in exploration and development projects. Tenneco Ventures and Tenneco Production hold various ownership interests in oil and gas fields located primarily in the Gulf of Mexico, Texas and Louisiana. The reserves in those fields are estimated to be in excess of approximately 150 billion cubic feet of natural gas. Tenneco Ventures is also involved in TGI's international projects through exploration and development of gas reserves in Indonesia, Poland and Bolivia.


                               TENNECO PACKAGING

  Tenneco Packaging Inc. and other related Tennessee subsidiaries (collectively, "Tenneco Packaging") manufacture and sell containerboard, paperboard, corrugated shipping containers, folding cartons, plastic food storage and trash bags, stretch film, disposable plastic and aluminum containers, molded fiber products and other related products. Its shipping container products are used in the packaging of food, paper products, metal products, rubber and plastics, automotive products and point of purchase displays. Its folding cartons are used in the packaging of soap and detergent, food products and a wide range of other consumer goods. Uses for its molded fiber products include produce and egg packaging, food service items and institutional and consumer disposable dinnerware, as well as a wide range of other consumer and industrial goods. Its disposable plastic and aluminum containers are sold to the food service, food processing and related industries. Plastic food storage and trash bags, foam dinnerware and related products are sold through a variety of retail outlets. In addition to products bearing the name "Tenneco Packaging", Tenneco Packaging manufactures and distributes products under the names "EZ FOIL(R)," "Revere Foil Containers," "Dahlonega Packaging," "Agri-Pak," "PRESSWARE(R) International," "HEFTY(R)," "HEFTY ONE ZIP(R)," "BAGGIES(R)" and "KORDITE(R)".

  The following table sets forth information with respect to Tenneco Packaging's sales during the past three years:

                                                                  PERCENTAGE OF
                                                                      SALES
                                                                  ----------------
                                                                  1995  1994  1993
                                                                  ----  ----  ----
   Sales by Product Type
     Corrugated shipping containers and containerboard products.   58%   56%   53%
     Disposable plastic and aluminum products...................   22    20    22
     Molded fiber products......................................    7     9     9
     Folding cartons and recycled paperboard mill products......    7     9    10
     Paper stock and other......................................    6     6     6
                                                                  ---   ---   ---
                                                                  100%  100%  100%
                                                                  ===   ===   ===
   Total Sales by Geographic Area
     United States..............................................   90%   90%   88%
     European Union.............................................    5     5     7
     Canada.....................................................    1     2     2
     Other areas................................................    4     3     3
                                                                  ---   ---   ---
                                                                  100%  100%  100%
                                                                  ===   ===   ===

  At December 31, 1995, Tenneco Packaging operated 69 container plants, seven folding carton plants and 12 corrugated containerboard and paperboard machines at six mills. Two of the mills (located in Georgia and Wisconsin), including substantially all of the equipment associated with both mills, are leased from third parties. Tenneco Packaging also has eight molded fiber products plants, one pressed paperboard plant, three lumber plants, one pole mill, three paper stock plants, and 25 disposable plastic and aluminum container plants. Tenneco Packaging's plants are located primarily in the United States. Its foreign plants are located in Great Britain, Spain, Canada, Switzerland and Germany. In the United States, Tenneco Packaging has a 50% ownership interest in a molded fiber distribution company and in a hardwood chip mill. In addition, Tenneco Packaging has a 50% interest in a folding carton plant in Dongguan, China, and a 50% interest in a folding carton plant in Bucharest, Romania.

  In November 1995, Tenneco Inc. acquired the assets of Mobil Corporation's plastics division for $1.3 billion. As part of the acquisition transaction, Tenneco Inc. made a capital contribution to Tennessee of the acquired net assets of the plastics business. The business manufactures HEFTY(R) trash bags and BAGGIES(R) food storage bags for the consumer market. It also manufactures polystyrene foam foodservice containers, plates and meat trays; clear take-out containers from thermoformed polystyrene packaging; and polyethylene film products including liners, produce and retail bags, and medical and industrial disposable packaging. The division employs 4,100 people at 11 manufacturing plants and 16 distribution centers in the United States and Canada.

  Additionally, during 1995 Tenneco Packaging made eight other acquisitions in the packaging segment. The total purchase price for these acquisitions was $104 million. Tenneco Inc. acquired an additional packaging operation for $58 million and made a capital contribution to Tennessee of the acquired net assets of this business.

  Tenneco Packaging owns and licenses the rights under a number of domestic and foreign patents and trademarks relating to its products and businesses. The patents, trademarks and other intellectual property owned by Tenneco Packaging are important in the manufacturing and distribution of its products.

  Generally, Tenneco Packaging faces intense competition from numerous competitors and alternative products in each of its geographic and product markets.

  The principal raw materials used by Tenneco Packaging in its mill operations are virgin pulp and reclaimed paper stock and, in its specialty products operations, aluminum and plastics. Tenneco Packaging obtains virgin pulp and reclaimed paper stock from independent logging contractors, from timberlands owned or controlled by it, from operation of its reclaimed paper stock collecting and processing plants and from other sources. Tenneco Packaging obtains aluminum rolling stock and plastic feed stock from various suppliers.

  At December 31, 1995, Tenneco Packaging owned 187,000 acres of timberland in Alabama, Michigan, Mississippi and Tennessee and leased, managed or had cutting rights on an additional 808,000 acres of timberland in those states (excluding Michigan) and in Florida, Wisconsin and Georgia. During the years 1995, 1994 and 1993 approximately 31%, 20% and 22%, respectively, of the virgin fiber and timber used by Tenneco Packaging in its operations was obtained from timberlands controlled by it.

                           NEWPORT NEWS SHIPBUILDING

  Newport News Shipbuilding and Dry Dock Company ("Newport News"), a Tennessee subsidiary located in Newport News, Virginia, is the largest privately owned shipbuilding company in the United States. Its primary business is constructing and overhauling nuclear-powered aircraft carriers for the United States Navy. Newport News also overhauls and repairs U.S. Navy and commercial vessels and refuels nuclear-powered ships. Newport News returned to the commercial shipbuilding market with the October 1994 award of product tanker contracts from a foreign owner for two ships. Options for two additional ships were exercised in June 1995. Additionally, Newport News was awarded a contract to construct five additional "Double Eagle" tankers which will be used in U.S. domestic trade. In February 1996, the owners secured financing guarantees from the Maritime Administration. Newport News is also pursuing international sales of its fast frigate design and is currently being considered under congressional budgets for additional submarine work. Newport News' shipbuilding facilities are located on the James River on approximately 475 acres of property which it owns.

  At December 31, 1995, the aggregate amount of Newport News' backlog of work was approximately $4.6 billion (substantially all of which is U.S. Navy-related), a decrease from the previous backlog of $5.6 billion as of December 31, 1994. Although cuts in naval shipbuilding have continued to put pressure on the Newport News backlog, Newport News was successful in adding $1 billion in new work during 1995. Major additions to the backlog included the overhaul contract for the nuclear-powered aircraft carrier USS Eisenhower, two Double Eagle product tankers and engineering design work for aircraft carriers and submarines. At December 31, 1995, Newport News anticipated that it would complete approximately $1.5 billion of the current backlog by December 31, 1996, and an additional $1.0 billion in 1997. The December 31, 1995, backlog of Newport News included contracts for the construction of two Nimitz-class aircraft carriers, scheduled for delivery in 1998 and 2002, and two Los Angeles-class attack submarines to be delivered in 1996. The backlog also included contracts for the construction of the four product tankers, the conversion of two Sealift ships, and the Eisenhower overhaul. The present backlog extends into 2002. For information concerning the impact of the conversion work on Newport News' margins, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Newport News has various other contracts for U.S. Navy design work and for industrial products. As is typical for similar Government contracts, all of Newport News' contracts with the U.S. Navy are unilaterally terminable by the U.S. Navy at its convenience with compensation for work completed and costs incurred.

  To increase its competitiveness worldwide and in response to the anticipated decline in U.S. Navy budgets, Newport News has reduced its workforce by approximately 11,000 or 37% between December 31, 1990 and December 31, 1995.

  Newport News is aggressively pursuing new business opportunities and attempting to expand its business base in light of the declining U.S. Navy backlog; however, Newport News faces intense worldwide competition in its efforts to enter new markets. During 1995, Newport News entered into contracts to construct two additional product tankers. In addition it has a 40% interest in a venture that will design, construct, own and operate a shipyard in Abu Dhabi, United Arab Emirates. Construction of the shipyard is expected to be completed in 1998. While the percentage of Newport News' total business for commercial work is expected to increase, the U.S. Navy will continue to be its primary customer. Newport News is pursuing new submarine design and construction work, major U.S. Navy overhaul and repair work, new commercial construction contracts, and foreign military sales. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                               BUSINESS STRATEGY

  Since September 1991, Tenneco Inc., Tennessee's parent company, has focused on various initiatives and taken steps designed to strengthen its financial results and improve its financial flexibility and create greater returns to its stockholders. Asset evaluation and redeployment have been and will continue to be important parts of this strategy. Tenneco Inc. continues to study opportunities for the strategic repositioning and restructuring of its operations (including through acquisitions, dispositions, divestitures, spin-offs and joint venture participation, wholly and partially, of various businesses). Tenneco Inc. has expressed an intention to act on a broad range of options--spin-offs, sales, public offerings, mergers, joint ventures and acquisitions--until it is satisfied that its strategic mix and corporate structure maximize stockholder value. These actions may include one, two or all of Tennessee's businesses.

                             ENVIRONMENTAL MATTERS

  The Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $60 million in 1996 and that capital expenditures for environmental matters will range from approximately $161 million to $201 million in the aggregate for the years 1997 through 2007.

  For information regarding environmental matters see Item 3, "Legal Proceedings--Environmental Proceedings" and "--Potential Superfund Liability,"
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters," and Note 12, "Commitments and Contingencies" in the "Notes to Financial Statements." See also Note 1, "Control and Summary of Accounting Policies--Environmental Liabilities," in the "Notes to Financial Statements."

ITEM 2. PROPERTIES.

  Reference is made to Item 1 for a description of Tennessee's properties.

  Tennessee believes that substantially all of its plants and equipment are, in general, well maintained and in good operating condition. They are considered adequate for present needs and as supplemented by planned construction are expected to remain adequate for the near future.

  The Company is of the opinion that its subsidiaries have generally satisfactory title to the properties owned and used in their respective businesses, subject to liens for current taxes and easements, restrictions and other liens which do not materially detract from the value of such property or the interests therein or the use of such properties in their businesses.

ITEM 3. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  The Company is a party in proceedings involving federal and state authorities regarding the past use by the Company of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems. The Company has executed a consent order with the EPA governing the remediation of certain of its compressor stations and is working with the Pennsylvania and New York environmental agencies to specify the remediation requirements at the Pennsylvania and the New York stations. Tennessee believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

  In Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Company (Franklin County Circuit Court, Docket No. 88-C1-1531, November 16, 1988), the Kentucky environmental agency alleges that the Company discharged pollutants into the waters of the state without a permit and seeks an injunction against future discharges and a civil penalty. Counsel for Tennessee are unable to express an opinion as to its ultimate outcome. Tennessee believes that the resolution of this issue will not have a material adverse effect on its consolidated financial position or results of operations.

  A subsidiary of the Company owns a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), which owns an interstate natural gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island. The operator of the pipeline is Iroquois Pipeline Operating Company (the "Operator"), a subsidiary of TransCanada Pipelines, Ltd., an affiliate of TransCanada Iroquois, Ltd., which is also a partner in Iroquois. The Company has a contract to provide gas dispatching as well as post-construction field operation and maintenance services for the Operator of Iroquois, but the Company is not the Operator and is not an affiliate of the Operator.

  Iroquois has been informed of investigations and allegations regarding alleged environmental violations which occurred during the construction of the pipeline. Communications have been received from U.S. Attorneys' Offices, the Enforcement Staff of the FERC's Office of the General Counsel, the Army Corps of Engineers, the Public Service Commission of the State of New York, the EPA and the Federal Bureau of Investigation. Proceedings have not been commenced against Iroquois in connection with these inquiries. However, communications have indicated possible allegation of civil and criminal violations. Iroquois has held discussions with certain of the agencies to explore the possibility of a negotiated resolution of the issues. In the absence of a negotiated resolution, Iroquois believes that indictments will be sought and, in them, substantial fines and other sanctions may be requested.

  As a general partner, the Company's subsidiary may be jointly and severally liable with the other partners for the liabilities of Iroquois. The foregoing proceedings and investigations have not affected pipeline operations. Based upon information available to the Company, the Company believes that neither it nor any of its subsidiaries is a target of the criminal investigation described above. Further, while a global resolution of these inquiries could have a material adverse effect on the financial condition of Iroquois, Tennessee believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

  On August 2, 1993, the Department of Justice filed suit against Tenneco Packaging Inc. ("Tenneco Packaging") in the Federal District Court for the Northern District of Indiana, alleging that wastewater from Tenneco Packaging's molded fiber products plant in Griffith, Indiana, interfered with or damaged the Town of Griffith's municipal sewage pumping station on two occasions in 1991 and 1993, resulting in discharges by the Town of Griffith of untreated wastewater into a river. Tenneco Packaging and the Department of Justice have agreed in principle to settle the suit. A consent decree is being negotiated by Tenneco Packaging and the Department of Justice. Tennessee believes that the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

 (2) Potential Superfund Liability.

  At December 31, 1995, Tennessee has been designated as a potentially responsible party in 55 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tennessee is fully indemnified by third parties. With respect to certain other sites, Tennessee has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tennessee has estimated its share of the remediation costs to be between $11 million and $69 million or 0.5% to 2.5% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tennessee's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tennessee could be required to pay in excess of its pro rata share of remediation costs. Tennessee's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tennessee's determination of its estimated liability. Tennessee believes that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will not be material to its consolidated financial position or results of operations.

  For additional information concerning environmental matters, see the caption "Environmental Matters" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the caption "Environmental Matters" under Note 12, in the "Notes to Financial Statements."

 (3) Other Proceedings.

  On October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted the Company's motion for summary judgment; the plaintiffs have filed a notice of appeal. Thereafter, ICA and TransTexas filed a motion for summary judgment on a separate issue involving the term "committed reserves" and whether the Company has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which would be finalized upon conclusion of the trial, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which are to be resolved at trial, the Company has other defenses which it has asserted and intends to pursue. The Company has filed a Motion to Clarify the November 8, 1995 order together with a new motion for partial summary judgment concerning the committed reserve issue. The November 8, 1995 ruling does not affect the trial court's previous May 4, 1995 order granting summary judgment to the Company.

  The Company and its subsidiaries are parties to numerous other legal proceedings arising from their operations. The Company believes that the outcome of these other proceedings, individually and in the aggregate, will have no material effect on Tennessee's consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1995.


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

  Agreements under which certain indebtedness of the Company is outstanding contain provisions restricting the Company's right to pay dividends and make other distributions on its Common Stock. At December 31, 1995, under its most restrictive dividend provision, the Company had approximately $3.7 billion of retained earnings available for the payment of dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

  Item 6, "Selected Financial Data", has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction J to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following review of Tennessee's financial condition and results of operations should be read in conjunction with the financial statements and related notes of Tennessee Gas Pipeline Company and Consolidated Subsidiaries presented on pages 27 to 55.

YEARS 1995 AND 1994

1995 STRATEGIC ACTIONS

  Tennessee's diversified businesses are organized and operated through several industry segments, including "Tenneco Automotive," "Tenneco Energy," "Tenneco Packaging," and "Newport News Shipbuilding."

  During 1995, Tennessee continued implementing its strategy to redeploy capital from non-core assets into less cyclical, higher-growth businesses. The following asset dispositions were completed or announced during 1995:

  . In March 1995, Tenneco Inc. completed the initial public offering of its Albright & Wilson chemicals segment, resulting in net proceeds of approximately $700 million. Tennessee's loss on the sale, which was recorded in December 1994 as "discontinued operations", was $166 million, including income tax expense of $117 million.

  . Tenneco sold approximately 16.1 million shares of Case Corporation
    ("Case") common stock in a public offering in August 1995, reducing Tenneco's ownership in Case from 44 percent to 21 percent. Of the 16.1 million shares sold, Tennessee owned approximately 646,000 shares. Tennessee's net proceeds from the offering were $22 million, resulting in a loss of $35 million, including $35 million of tax benefit. Although Tennessee recorded a loss on this transaction, Tenneco in the aggregate recorded a pre-tax gain of $101 million.

  . In December 1995, Tenneco Energy sold its 50 percent interest in Kern
    River Gas Transmission Company ("Kern River"), a joint venture that owns a 904-mile pipeline extending from Wyoming to California. The sales price was $206 million, resulting in a pre-tax gain of $30 million.

  Tennessee acquired or announced intentions to acquire several new businesses during 1995, including:

  . Tenneco Inc. acquired the plastics business of Mobil Corporation
    ("Mobil") which is the largest North American producer of polyethylene and polystyrene packaging on November 17, 1995 for $1.3 billion. Its consumer products are marketed under the HEFTY(R), KORDITE(R) and BAGGIES(R) brand names. The acquired plastics business is also a leader in polystyrene foam packaging, thermoformed polystyrene packaging and polyethylene film products for food service and industrial consumers. As part of the acquisition transaction, Tenneco Inc. made a capital contribution to Tennessee of the acquired net assets of the plastics business. In addition to this acquisition, Tenneco Packaging acquired two plastics packaging operations in the United Kingdom for $25 million during 1995.

  . Tenneco Packaging also completed six acquisitions in the paperboard packaging business during 1995 for $79 million in cash and notes. Tenneco Inc. acquired an additional paperboard packaging operation for $58 million and made a capital contribution to Tennessee of the acquired net assets of this business.

  . Tenneco Energy acquired the natural gas pipeline assets of the Pipeline
    Authority of South Australia ("PASA"), which includes a 488-mile pipeline, in June 1995 for approximately $225 million and a 50 percent interest in a gas-fired cogeneration plant from ARK Energy for approximately $25 million in cash.

  . Tenneco Automotive acquired an exhaust company and a catalytic converter company in 1995 for $40 million and entered into two ride control joint ventures for $14 million. Tenneco Automotive also announced that it will acquire two additional ride control companies for $36 million in 1996.

  Tenneco Inc. has expressed an intention to act on a broad range of options-- spin-offs, sales, public offerings, mergers, joint ventures and acquisitions-- until it is satisfied that its strategic mix and corporate structure maximize shareowner value. These actions may include one, two or all of Tennessee's businesses.

RESULTS OF OPERATIONS

  Tennessee's income from continuing operations in 1995 of $736 million improved by 11 percent compared with $665 million in 1994. Improved results from Tenneco Packaging and Tenneco Automotive and interest income from affiliated companies were partially offset by declines in results at Tenneco Energy and Newport News Shipbuilding, all of which are discussed below.

  In 1994, Tennessee recorded a loss of $162 million on the discontinued operations of its Albright & Wilson chemicals business and Tenneco Automotive's brake operations. Also, 1994 results included a charge of $13 million for the adoption of a new accounting principle. No similar costs were incurred in 1995. Net income in 1995 was $736 million compared with net income of $490 million in 1994.

NET SALES AND OPERATING REVENUES

                                                                  1995    1994
                                                                 ------  ------
                                                                  (MILLIONS)
      Automotive................................................ $2,427  $1,850
      Energy....................................................  1,916   2,378
      Packaging.................................................  2,750   2,184
      Shipbuilding..............................................  1,756   1,753
      Farm and construction equipment...........................     --     518
      Other.....................................................     (9)     (7)
                                                                 ------  ------
                                                                 $8,840  $8,676
                                                                 ======  ======

  Revenues for farm and construction equipment (Case) are not included in Tennessee's consolidated results in 1995. Tennessee consolidated the results of Case through June 1994. Since the June 1994 reorganization and initial public offering, Case is reflected in Tennessee's financial statements using the cost method of accounting. Tennessee's ownership of Case stock at December 31, 1995 is not significant to its consolidated financial position. Excluding Case, Tennessee's 1995 revenues increased $682 million and have benefited from strong market conditions in the packaging industry along with revenues from acquisitions made in late 1994 and 1995. These increases more than offset lower natural gas sales at Tenneco Energy. The results of each segment are discussed in detail below.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

                                                                   1995   1994
                                                                  ------ ------
                                                                   (MILLIONS)
      Automotive................................................. $  235 $  205
      Energy.....................................................    333    415
      Packaging..................................................    457    209
      Shipbuilding...............................................    160    200
      Farm and construction equipment............................     --     (1)
      Other......................................................    319    193
                                                                  ------ ------
                                                                  $1,504 $1,221
                                                                  ====== ======

  Tennessee's 1995 operating income increased by $283 million compared with 1994. Tenneco Packaging benefited from favorable market conditions in the packaging industry and Tenneco Automotive improved as European original equipment and aftermarkets performed well. These increases were offset by lower operating income at Tenneco Energy in both its regulated and nonregulated businesses and at Newport News Shipbuilding due to lower margins on conversion work, costs incurred to enter the highly competitive international commercial shipbuilding markets and a charge for staff downsizing. The results of each segment are discussed in detail below.

  Significant transactions affecting the comparability of operating income between 1995 and 1994 are:

  . Pre-tax loss on sales of assets and businesses of $32 million in 1995
    (primarily the sale of Case common stock, a mill in North Carolina and Tenneco Energy's interest in Kern River) compared with losses of $38 million in 1994 (primarily from the Case initial and secondary public offerings partially offset by a gain on the sale of a 20 percent interest in Tenneco Energy Resources Corporation ("Tenneco Resources")).

  . Reserves established in 1995 of $30 million for estimated regulatory and legal settlement costs at Tenneco Energy, $30 million for restructuring at Tenneco Packaging's molded fiber and aluminum foil packaging operations and $24 million in charges at Newport News Shipbuilding related to staff downsizing and costs related to entering the highly competitive international commercial markets.

  . A gain from a 1994 contract settlement between Tenneco Energy and Columbia Gas Transmission Corporation ("Columbia Gas") of $11 million.

  . Charges in 1994 of $22 million at Tenneco Automotive for a plant closing in Ohio and consolidations in Europe associated with the acquisition of Heinrich Gillet GmbH & Co. KG ("Gillet"), the German exhaust manufacturer.

TENNECO AUTOMOTIVE

                                                                    1995   1994
                                                                   ------ ------
                                                                    (MILLIONS)
   Revenues....................................................... $2,427 $1,850
   Operating income............................................... $  235 $  205

  Revenues for automotive parts increased $577 million to $2,427 million in 1995 from $1,850 million in 1994 because of increased sales in both the aftermarket and original equipment market. European original equipment and aftermarket revenues were up significantly in 1995 for both the exhaust and ride control businesses. This increase is largely related to improved economic conditions in many European countries where Gillet is the leading original equipment manufacturer of exhaust components.

  Automotive operating income for 1995 was $235 million, compared with $205 million in 1994. The 1994 operating income included a $17 million charge for plant consolidations in Europe associated with the Gillet acquisition and a $5 million charge taken for closing a plant in Ohio. The addition of Gillet contributed $16 million to operating income in 1995. Operating income for 1995 included a high level of costs related to new product launches. Tenneco Automotive completed 68 product launches for 1996 model year vehicles in 1995, more than twice the normal levels, which strained plant capabilities and adversely affected 1995 earnings. In connection with the new product launches, Tenneco Automotive incurred additional costs of $10 million in 1995 including those related to a new process, hydroforming. Hydroforming is a liquid, high-pressure process for bending and shaping metal parts not available with traditional manufacturing technology. The positive impact of higher sales volumes in the European aftermarket was essentially offset by the negative impact of lower North American aftermarket sales. Industry-wide, the North American aftermarket experienced its sharpest decline in more than a decade. The unusually mild winter weather in 1995 in the Northeast and Midwest slowed automotive parts replacement rates.

OUTLOOK

  The consolidation of the exhaust operations of Walker Europe and Gillet which was undertaken during 1995 is substantially complete and is expected to result in improved earnings from the European original equipment business in 1996. Also, Tenneco Automotive's international expansion, including joint ventures in India and China, acquisitions in Spain and Australia and new international plants such as the new ride control plant in Mexico, are expected to contribute to future earnings. Tenneco Automotive anticipates higher original equipment volumes as a result of the high level of new product launches undertaken in 1995 and interest by additional customers in hydroforming technology. Tenneco also anticipates the North American aftermarket to improve to more normal activity levels in 1996.

TENNECO ENERGY

                                                                    1995   1994
                                                                   ------ ------
                                                                    (MILLIONS)
   Revenues....................................................... $1,916 $2,378
   Operating income............................................... $  333 $  415

  The regulated portion of Tenneco Energy's business experienced a decline in revenues from $918 million in 1994 to $761 million in 1995. Lower regulated merchant gas sales along with a small decrease in transportation revenues caused the decline. Under Federal Energy Regulatory Commission ("FERC") Order 636, customers assume the responsibility for acquiring their gas supplies, reducing sales by the pipeline. The contract settlement reached with Columbia Gas in 1994 as part of its bankruptcy proceedings reduced its contract volume, contributing to the transportation revenue decline in 1995.

  Operating income in the regulated portion of Tenneco Energy's business was down by $27 million in 1995 as compared with 1994. The 1995 results included the $30 million pre-tax gain on the sale of Tennessee's interest in Kern River and a $21 million reserve for estimated regulatory and legal settlement costs while 1994 included the $11 million benefit from the Columbia Gas contract settlement. Excluding these transactions, Tenneco Energy's regulated business operating income decrease was primarily due to the reduction of revenues related to the early termination of transportation contracts and lower returns earned on regulated assets due to the operating environment created by Order 636. This decrease was partially offset by the benefit Tennessee realized through the implementation of a new rate structure in July 1995.

  Revenues in Tenneco Energy's nonregulated businesses were $1,155 million, down $305 million compared with 1994. Average natural gas prices were lower in 1995 compared with 1994, contributing approximately $175 million to the revenue decrease. Natural gas volumes declined also, contributing $148 million to the revenue decrease. Warmer weather in early 1995 resulted in lower levels of storage activity during the year, decreasing demand for natural gas and forcing prices lower. These effects were offset somewhat by $18 million in revenues earned by the PASA assets which were acquired by Tenneco Energy in June 1995.

  The 1995 operating income for the nonregulated business decreased $55 million compared with 1994. Operating income in 1994 included a $23 million gain from the sale of a 20 percent interest in Tenneco Resources to Ruhrgas AG. The remainder of the operating income decline was due to increased startup and development costs on international programs, a $9 million reserve for estimated legal settlement costs and lower margins and volumes due to lower demand in gas marketing. Tenneco Energy operating results included $9 million in income from operating the PASA assets during the last half of 1995.

OUTLOOK

  During 1995, Tenneco Energy sold its interest in Kern River and purchased the PASA assets in Australia. Tenneco Energy also began construction during 1995 of a 470-mile pipeline in Queensland, Australia, has been chosen to participate in constructing a pipeline from Bolivia to Brazil, is participating in feasibility studies for the construction of a pipeline in Taiwan and was selected as a technical advisor for the construction of China's first major onshore natural gas pipeline. Tenneco Energy and its partners continue to pursue pre-construction commitments from prospective natural gas shippers and obtaining right-of-way concessions for the construction of the Argentina to Chile pipeline. Also, Tenneco Energy has acquired a stake in GreyStar Corp., a Houston-based offshore services company that serves production and pipeline facilities in the Gulf of Mexico. These actions are intended to reduce Tenneco Energy's reliance on regulated businesses, increasing the opportunity to earn higher returns.

  The regulated natural gas pipeline industry is experiencing increasing competition, which results from actions taken by the FERC to strengthen market forces throughout the industry. In a number of key markets, Tenneco Energy's interstate pipelines face competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a supplier or switch suppliers based on the short term price of gas and the cost of transportation. Competition between pipelines is particularly intense in Midwestern Gas Transmission's Chicago and Northern Indiana markets, in East Tennessee Natural Gas' Roanoke, Chattanooga and Atlanta markets, and in Tennessee Gas Pipeline Company's supply area, Louisiana and Texas. In some instances, Tenneco Energy's pipelines have been required to discount their transportation rates in order to maintain their market share. Additionally, transportation contracts representing approximately 70 percent of firm transportation capacity will be expiring over the next five years, principally in the year 2000. The renegotiation of these contracts may be impacted by these competitive factors.

TENNECO PACKAGING

                                                                    1995   1994
                                                                   ------ ------
                                                                    (MILLIONS)
   Revenues....................................................... $2,750 $2,184
   Operating income............................................... $  457 $  209

  Tenneco Packaging's paperboard business experienced excellent results during 1995. Revenues were up $399 million to $1,928 million in 1995, primarily as a result of strong pricing improvements. As a result of the move into higher margin graphics and specialty corrugated segments, Tenneco Packaging realized higher revenues on comparable volumes. In addition, strong industry demand for linerboard and corrugated products served to substantially increase prices for those products in 1995 and contributed to record revenues.

  Operating income in the paperboard business improved by $287 million to $426 million in 1995. This improvement includes the 1995 pre-tax gain of $14 million on the sale of a mill in North Carolina. Effective mix management allowed Tenneco Packaging to absorb rapidly rising raw material prices for corrugated products while posting increased margins. Additionally, Tenneco Packaging continued to post new productivity gains, especially in the operation of its containerboard mills, resulting in record operating margins in 1995.

  Revenues in Tenneco Packaging's specialty packaging business increased by $167 million to $822 million during 1995. Revenues of $106 million from the recently acquired plastics business (November 1995) are included in the results of the specialty packaging business. The remainder of the revenue increase over 1994 results from price increases realized during the year.

  The specialty packaging business earned $31 million in operating income in 1995, a $39 million decrease compared with 1994 results. Specialty packaging recorded a restructuring charge of $30 million in 1995 for its molded fiber and aluminum foil packaging operations and recognized income from the recently acquired plastics business of $15 million. Excluding these two items, the decline in operating income for specialty packaging resulted from raw material cost increases that more than offset the positive effects of the pricing increases initiated during the year. The major contributors to the raw material cost increases were higher prices for polystyrene, aluminum and old newspaper. However, these prices declined during the second half of the year and are expected to remain at their current lower levels.

  In its restructuring actions, specialty packaging expects to complete in 1996 a realignment of molded fiber assets, enter into joint venture agreements to reduce egg packaging and fruit tray costs and close an aluminum rolling mill, whose production will be outsourced.

OUTLOOK

  The plastics business is expected to be a major contributor to earnings. Its revenues, combined with specialty packaging's existing business, will comprise approximately one-half of Tenneco Packaging's revenues in 1996. The plastics business is expected to generate less cyclical earnings than the paperboard segment has historically. Tenneco Packaging has also been working to reduce the cyclicality of its paperboard business. Four of the paperboard acquisitions completed in 1995 were in enhanced graphics and displays, a business less sensitive to changes in linerboard pricing. These acquisitions, along with the corrugated requirements of the recently acquired plastics business, have increased Tenneco Packaging's level of integration, reducing exposure to linerboard pricing volatility. Tenneco Packaging expects some softening in the paperboard market in the first and second quarters of 1996 followed by an improvement in the second half of the year.

NEWPORT NEWS SHIPBUILDING

                                                                    1995   1994
                                                                   ------ ------
                                                                    (MILLIONS)
   Revenues....................................................... $1,756 $1,753
   Operating income............................................... $  160 $  200

  Shipbuilding revenues for 1995 increased slightly compared with 1994 due to greater levels of activity on the conversion program, offset by lower carrier and submarine program revenues. Construction activity on the Los Angeles-class submarines declined in 1995 as two of the remaining four vessels were delivered during the year. Carrier activity declined for the year as 1994 activity included the overhaul of the Enterprise; the overhaul of the Eisenhower began in the third quarter of 1995 and construction activity on the Ronald Reagan replaced construction of the John C. Stennis which was delivered in the fourth quarter of 1995.

  Operating income for the Shipbuilding segment was down for the year due to lower margins for conversion work and costs of approximately $24 million incurred related to staff downsizing and Newport News' reentry into the highly competitive international commercial markets.

OUTLOOK

  Shipbuilding will continue to rely on the U.S. Navy for a significant amount of its revenue; however, Shipbuilding is actively pursuing the large, global commercial and military markets. Newport News has contracts to build four "Double Eagle" product tankers. Additionally, Newport News was awarded a contract to construct five additional "Double Eagle" tankers which will be used in U.S. domestic trade. In February 1996, the owners secured financing guarantees from the Maritime Administration. Shipbuilding is also pursuing sales of its fast frigate to Middle East and Pacific Rim countries. U.S. Navy work accounted for 95 percent of Shipbuilding revenues in 1995.

  The shipyard's backlog was $4.6 billion at December 31, 1995 substantially all of which is U.S. Navy-related. This compares with $5.6 billion at the end of 1994. During 1995, Shipbuilding delivered one aircraft carrier (John C. Stennis) and two submarines.

  The yearend backlog included two Los Angeles-class submarines, two Nimitz-class aircraft carriers (Harry S. Truman and Ronald Reagan), the two ship Sealift conversion contract and contracts to construct four "Double Eagle" product tankers. In addition, Newport News has ongoing engineering contracts as the lead design yard for the Los Angeles-class and Seawolf-class submarines. Subject to new orders, this backlog will decline as the remaining submarines are delivered in 1996 and the aircraft carriers are delivered in 1998 and 2002.

OTHER

  Tennessee's other operations reported operating income of $319 million for 1995. Other operating income is comprised primarily of affiliated interest income. Also included is a pre-tax loss on the sale of Case stock for $70 million (after-tax loss of $35 million). During 1994, other operations reported operating income of $193 million, including a pre-tax loss of $68 million from the Case reorganization and initial and secondary public offerings.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Tennessee's interest expense in 1995 was $287 million compared with $265 million in 1994. Interest capitalized was $9 million in 1995 compared with $4 million in 1994 due to higher levels of capital spending in 1995.

MINORITY INTEREST

  Minority interest of $33 million in 1995 primarily related to dividends on preferred stock of a U.S. subsidiary which was issued in December 1994. Minority interest for 1994 was $1 million.

INCOME TAXES

  Income tax expense for 1995 was $448 million compared with $290 million in 1994. The increase in tax expense in 1995 was primarily from higher pre-tax income in 1995 and lower levels of tax benefits compared with 1994. In 1994, Tennessee recorded tax benefits from the realization of previously unrecognized deferred tax assets resulting from consolidation of Tennessee's German operations and the sale of businesses.

DISCONTINUED OPERATIONS

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

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tennessee adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits," using the cumulative catch-up method. It requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. As a result of adopting this statement, an after-tax charge of $13 million was recorded in 1994.

  Tennessee will adopt FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of 1996. FAS No. 121 establishes new accounting standards for measuring the impairment of long-lived assets. Adoption of the new standard will not have a material effect on Tennessee's consolidated financial position or results of operations.

CAPITAL EXPENDITURES

  Expenditures for plant, property and equipment from continuing operations for 1995 were $935 million compared with $650 million for 1994. Capital expenditures increased at Packaging ($150 million), Automotive ($98 million), Shipbuilding ($48 million), and Energy ($3 million). Capital expenditures decreased $4 million at farm and construction equipment and $10 million at Tenneco's other operations.

FERC MATTERS

  The Company has deferred certain costs it has incurred associated with renegotiating gas supply contracts ("GSR" costs) as a result of FERC Order 636. As of December 31, 1995, the Company has deferred GSR costs yet to be recovered from its customers of approximately $462 million, net of $316 million previously recovered from its customers, subject to refund. A proceeding before a FERC administrative law judge is scheduled to commence in early 1996 to determine whether the Company's GSR costs are eligible for cost recovery. The FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 provides for complete recovery by pipelines of eligible and prudently incurred transition costs, certain customers have challenged the prudence and eligibility of the Company's GSR costs and the Company has engaged in settlement discussions with its customers concerning the amount of such costs in response to the FERC and customer statements acknowledging the desirability of such settlements.

  Also related to the Company's GSR costs, on October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted the Company's motion for summary judgment; the plaintiffs have filed a notice of appeal. Thereafter, ICA and TransTexas filed a motion for summary judgment on a separate issue involving the term "committed reserves" and whether the Company has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which would be finalized upon conclusion of the trial, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which are to be resolved at trial, the Company has other defenses which it has asserted and intends to pursue. The Company has filed a Motion to Clarify the November 8, 1995 order together with a new motion for partial summary judgment concerning the committed reserve issue. The November 8, 1995 ruling does not affect the trial court's previous May 4, 1995 order granting summary judgment to the Company.

  The Company has been engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued the Company. Although the Company believes that its defenses in the underlying gas purchase contract actions are meritorious, the Company accrued amounts in the first quarter of 1995 which it believes are adequate to cover the resolution of these matters. On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to the Company in one of these matters and indicated that it would remand the case to the trial court. Motions for rehearing have been filed by the producers. As of the date hereof, the court had not ruled on those motions and mandate had not been issued.

  Given the uncertainty over the results of ongoing discussions between the Company and its customers related to the recovery of GSR costs and the uncertainty related to predicting the outcome of its gas purchase contract reformation efforts and the associated litigation, Tennessee is unable to predict the timing or the ultimate impact that the resolution of these issues will have on its consolidated financial position or results of operations.

ENVIRONMENTAL MATTERS

  The Company and certain of its subsidiaries and affiliates are parties to environmental proceedings. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered, including prior experience in remediation of contaminated sites, other companies' cleanup experience and data released by the United States Environmental Protection Agency ("EPA") or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances. These liabilities are included in the balance sheet at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the financial statements.

  The Company is a party in proceedings involving federal and state authorities regarding the past use by the Company of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems. The Company has executed a consent order with the EPA governing the remediation of certain of its compressor stations and is working with the Pennsylvania and New York environmental agencies to specify the remediation requirements at the Pennsylvania and the New York stations. Tennessee believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

  A subsidiary of the Company owns a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), which owns an interstate natural gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island. The operator of the pipeline is Iroquois Pipeline Operating Company (the "Operator"), a subsidiary of TransCanada Pipelines, Ltd., an affiliate of TransCanada Iroquois, Ltd. which is also a partner in Iroquois. The Company has a contract to provide gas dispatching as well as post-construction field operation and maintenance services for the Operator of Iroquois, but the Company is not the Operator and is not an affiliate of the Operator.

  Iroquois has been informed of investigations and allegations regarding alleged environmental violations which occurred during the construction of the pipeline. Communications have been received from U.S. Attorneys' Offices, the Enforcement Staff of the FERC's Office of the General Counsel, the Army Corps of Engineers, the Public Service Commission of the State of New York, the EPA and the Federal Bureau of Investigation. Proceedings have not been commenced against Iroquois in connection with these inquiries. However, communications have indicated possible allegation of civil and criminal violations. Iroquois has held discussions with certain of the agencies to explore the possibility of a negotiated resolution of the issues. In the absence of a negotiated resolution, Iroquois believes that indictments will be sought and, in them, substantial fines and other sanctions may be requested.

  As a general partner, the Company's subsidiary may be jointly and severally liable with the other partners for the liabilities of Iroquois. The foregoing proceedings and investigations have not affected pipeline operations. Based upon information available to the Company, the Company believes that neither it nor any of its subsidiaries is a target of the criminal investigation described above. Further, while a global resolution of these inquiries could have a material adverse effect on the financial condition of Iroquois, Tennessee believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

  At December 31, 1995, Tennessee has been designated as a potentially responsible party in 55 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tennessee is fully indemnified by third parties. With respect to certain other sites, Tennessee has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tennessee has estimated its share of remediation costs to be between $11 million and $69 million or 0.5% to 2.5% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tennessee's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tennessee could be required to pay in excess of its pro rata share of remediation costs. Tennessee's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tennessee's determination of its estimated liability. Tennessee believes that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will not be material to its consolidated financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        INDEX TO FINANCIAL STATEMENTS OF TENNESSEE GAS PIPELINE COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Report of independent public accountants..................................  26
Statements of income for each of the three years in the period ended
 December 31, 1995........................................................  27
Balance sheets--December 31, 1995 and 1994................................  28
Statements of cash flows for each of the three years in the period ended
 December 31, 1995........................................................  29
Statements of changes in shareowner's equity for each of the three years in the period ended December 31, 1995....................................  30
Notes to financial statements.............................................  31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tennessee Gas Pipeline Company:

  We have audited the accompanying balance sheets of Tennessee Gas Pipeline Company (a Delaware corporation and a wholly-owned subsidiary of Tenneco Inc.) and Tennessee Gas Pipeline Company and consolidated subsidiaries as of December 31, 1995 and 1994, and the related statements of income, cash flows and changes in shareowner's equity for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of Tennessee Gas Pipeline Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Tennessee Gas Pipeline Company and Tennessee Gas Pipeline Company and consolidated subsidiaries as of December 31, 1995 and 1994, and the results of their operations, cash flows and changes in shareowner's equity for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the financial statements, effective January 1, 1994, Tennessee Gas Pipeline Company and its consolidated subsidiaries changed their method of accounting for postemployment benefits.

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

                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 8, 1996

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME

                                                              (MILLIONS)
                                                         YEARS ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                          1995    1994    1993
                                                         ------  ------  ------
REVENUES
Net sales and operating revenues--
  Automotive...........................................  $2,427  $1,850  $1,628
  Energy...............................................   1,916   2,378   2,862
  Packaging............................................   2,750   2,184   2,042
  Shipbuilding.........................................   1,756   1,753   1,861
  Farm and construction equipment......................      --     518   1,014
  Other................................................      (9)     (7)     (7)
                                                         ------  ------  ------
                                                          8,840   8,676   9,400
Other income--
  Interest income:
    Affiliated companies...............................     360     251     215
    Other..............................................      49      38      26
  Equity in net income of affiliated companies.........      66      59      43
  Gain (loss) on sale of businesses and assets, net....     (32)    (61)    112
  Gain on the sale by a subsidiary of its stock........      --      23      --
  Other income, net....................................      58     (30)    (11)
                                                         ------  ------  ------
                                                          9,341   8,956   9,785
                                                         ------  ------  ------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown
   below)..............................................   5,226   4,901   5,253
  Operating expenses...................................   1,414   1,880   2,265
  Selling, general and administrative..................     751     640     626
  Finance charges of Tennessee's finance subsidiaries..      --       7      22
  Depreciation, depletion and amortization.............     446     307     378
                                                         ------  ------  ------
                                                          7,837   7,735   8,544
                                                         ------  ------  ------
Income before interest expense, income taxes and
 minority interest.....................................   1,504   1,221   1,241
                                                         ------  ------  ------
Interest expense (net of interest capitalized):
  Affiliated companies.................................     155     101      66
  Other................................................     132     164     212
                                                         ------  ------  ------
                                                            287     265     278
                                                         ------  ------  ------
Income before income taxes and minority interest.......   1,217     956     963
Income tax expense.....................................     448     290     329
                                                         ------  ------  ------
Income before minority interest........................     769     666     634
Minority interest......................................      33       1      --
                                                         ------  ------  ------
Income from continuing operations......................     736     665     634
Income (loss) from discontinued operations, net of
 income tax............................................      --    (162)     59
                                                         ------  ------  ------
Income before extraordinary loss.......................     736     503     693
Extraordinary loss, net of income tax..................      --      --     (24)
                                                         ------  ------  ------
Income before cumulative effect of change in accounting
 principle.............................................     736     503     669
Cumulative effect of change in accounting principle,
 net of income tax.....................................      --     (13)     --
                                                         ------  ------  ------
Net income.............................................  $  736  $  490  $  669
                                                         ======  ======  ======

  The accompanying notes to financial statements are an integral part of these statements of income.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                  (MILLIONS)
                                                                 DECEMBER 31,
                                                                ---------------
                            ASSETS                               1995    1994
                            ------                              ------- -------
Current Assets:
 Cash and temporary cash investments..........................  $   193 $   459
 Receivables--
  Customer notes and accounts (net)...........................      465     644
  Affiliated companies........................................      757     297
  Gas transportation and exchange.............................       64     214
  Other.......................................................      486     164
 Notes receivable from Tenneco Inc............................    3,354   3,201
 Inventories..................................................    1,174     909
 Deferred income taxes........................................       18      43
 Prepayments and other........................................      253     301
                                                                ------- -------
                                                                  6,764   6,232
                                                                ------- -------
Investments and other assets:
 Investment in affiliated companies...........................      286     523
 Long-term notes and other receivables (net)..................      106     157
 Investment in subsidiaries in excess of fair value of net as-
  sets at date of acquisition, less amortization..............      616     329
 Deferred income taxes........................................       52      49
 Other........................................................    1,656     782
                                                                ------- -------
                                                                  2,716   1,840
                                                                ------- -------
Plant, property and equipment, at cost........................   11,824  11,009
 Less--Reserves for depreciation, depletion and amortization..    5,611   5,851
                                                                ------- -------
                                                                  6,213   5,158
                                                                ------- -------
                                                                $15,693 $13,230
                                                                ======= =======
              LIABILITIES AND SHAREOWNER'S EQUITY
              -----------------------------------
Current Liabilities:
 Short-term debt (including current maturities on long-term
  debt).......................................................   $  346 $   298
 Payables--
  Trade.......................................................    1,065   1,029
  Affiliated companies........................................      216     244
  Gas transportation and exchange.............................       28     159
 Taxes accrued................................................      391      49
 Interest accrued.............................................       27      37
 Natural gas pipeline revenue reservation.....................       27     190
 Other........................................................    1,020     787
                                                                ------- -------
                                                                  3,120   2,793
                                                                ------- -------
Long-term debt................................................      550     793
                                                                ------- -------
Deferred income taxes.........................................      989   1,408
                                                                ------- -------
Postretirement benefits.......................................      609     380
                                                                ------- -------
Deferred credits and other liabilities........................      623     422
                                                                ------- -------
Commitments and contingencies
Minority interest.............................................      492     475
                                                                ------- -------
Shareowner's Equity:
 Common stock, par value $5 per share, authorized, issued and
  outstanding 200 shares......................................       --      --
 Premium on common stock and other capital surplus............    4,903   3,494
 Cumulative translation adjustments...........................       32    (174)
 Retained earnings............................................    4,375   3,639
                                                                ------- -------
                                                                  9,310   6,959
                                                                ------- -------
                                                                $15,693 $13,230
                                                                ======= =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                            (MILLIONS)
                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                      1995     1994       1993
                                                     ------   ------    -------
Operating Activities:
 Income from continuing operations.................  $  736  $    665  $    634
 Adjustments to reconcile income from continuing
  operations to cash provided (used) by continuing
  operations--
   Depreciation, depletion and amortization........     446       307       378
   Equity in net (income) loss of affiliated
    companies, net of dividends....................     (13)      (11)        2
   Deferred income taxes...........................      77        28        28
   (Gain) loss on sale of businesses and assets,
    net............................................      32        38      (112)
   Changes in components of working capital--
    (Increase) decrease in receivables.............    (249)      551       236
    (Increase) decrease in inventories.............    (237)     (139)       44
    (Increase) decrease in prepayments and other
     current assets................................     (34)       10        23
    Increase (decrease) in payables................     (58)       25      (167)
    Increase (decrease) in taxes accrued...........      29      (151)      (22)
    Increase (decrease) in interest accrued........     (30)      (17)      (29)
    Increase (decrease) in restructuring liability.      --        (5)      (85)
    Increase (decrease) in natural gas pipeline
     revenue reservation...........................    (156)      (91)      136
    Increase (decrease) in other current
     liabilities...................................     (59)       (9)      (18)
   (Increase) decrease in long-term notes and
    receivables....................................      --         1         3
   Take-or-pay (refunds to customers) recoupments,
    net............................................      36        26       (34)
   Other...........................................     104       (18)      (55)
                                                     ------  --------  --------
    Cash provided (used) by continuing operations..     624     1,210       962
    Cash provided (used) by discontinued
     operations....................................     (35)       36        23
                                                     ------  --------  --------
Net Cash Provided (Used) by Operating Activities...     589     1,246       985
                                                     ------  --------  --------
Investing Activities:
 Net proceeds (expenditures) related to the sale of
 discontinued operations...........................     689       (17)      (54)
 Net proceeds from sale of businesses and assets...      93       301       249
 Expenditures for plant, property and equipment--
   Continuing operations...........................    (935)     (650)     (431)
   Discontinued operations.........................      (4)      (67)      (62)
 Acquisitions of businesses........................    (428)      (51)      (33)
 (Increase) decrease in Tenneco Inc. receivables...    (153)   (2,456)      472
 (Increase) decrease in notes receivable from other
  affiliates.......................................      --     1,770       151
 Investments and other.............................     (16)       91       (24)
                                                     ------  --------  --------
Net Cash Provided (Used) by Investing Activities...    (754)   (1,079)      268
                                                     ------  --------  --------
Financing Activities:
 Capital contribution from (distribution to)
  affiliates, net..................................     116        --        --
 Issuance of equity securities by a subsidiary.....      --       294        --
 Issuance of long-term debt........................       1        --         3
 Retirement of long-term debt......................    (256)     (156)     (977)
 Net increase (decrease) in short-term debt
  excluding current maturities on long-term debt...      30       (70)     (163)
                                                     ------  --------  --------
Net Cash Provided (Used) by Financing Activities...    (109)       68    (1,137)
                                                     ------  --------  --------
Effect of Foreign Exchange Rate Changes on Cash and
 Temporary Cash Investments........................       8         4        (4)
                                                     ------  --------  --------
Increase (Decrease) in Cash and Temporary Cash
 Investments.......................................    (266)      239       112
Cash and Temporary Cash Investments, January 1.....     459       220       108
                                                     ------  --------  --------
Cash and Temporary Cash Investments, December 31
 (Note)............................................  $  193  $    459  $    220
                                                     ======  ========  ========
Cash Paid During the Year for Interest.............  $  327  $    284  $    330
Cash Paid During the Year for Income Taxes (net of
 refunds)..........................................  $  444  $    427  $    334

-------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNER'S EQUITY

                                        (MILLIONS EXCEPT SHARE AMOUNTS)
                                           YEARS ENDED DECEMBER 31,
                                   -------------------------------------------
                                       1995           1994           1993
                                   -------------  -------------  -------------
                                   SHARES AMOUNT  SHARES AMOUNT  SHARES AMOUNT
                                   ------ ------  ------ ------  ------ ------
Common Stock:
  Balance January 1 and December
   31.............................  200   $   --   200   $   --   200   $   --
                                    ===   ------   ===   ------   ===   ------
Premium on Common Stock and Other
 Capital Surplus:
  Balance January 1...............         3,494          3,494          3,494
    Capital contribution from
     (distribution to) affiliates,
     net..........................         1,409             --             --
                                          ------         ------         ------
  Balance December 31.............         4,903          3,494          3,494
                                          ------         ------         ------
Cumulative Translation
 Adjustments:
  Balance January 1...............          (174)          (297)          (218)
    Translation of foreign
     currency statements..........            13            124            (83)
    Sale of investment in foreign
     subsidiaries.................           193             --             --
    Hedges of net investment in
     foreign subsidiaries (net of
     income taxes)................            --             (1)             4
                                          ------         ------         ------
  Balance December 31.............            32           (174)          (297)
                                          ------         ------         ------
Retained Earnings:
  Balance January 1...............         3,639          3,149          2,480
    Net income....................           736            490            669
                                          ------         ------         ------
  Balance December 31.............         4,375          3,639          3,149
                                          ------         ------         ------
    Total.........................        $9,310         $6,959         $6,346
                                          ======         ======         ======



  The accompanying notes to financial statements are an integral part of these statements of changes in shareowner's equity.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1. CONTROL AND SUMMARY OF ACCOUNTING POLICIES

 Control

  All of the outstanding common stock of Tennessee Gas Pipeline Company (the "Company") is owned by Tenneco Inc. Tennessee Gas Pipeline Company and consolidated subsidiaries ("Tennessee") are thus members of an operating group under the control of Tenneco Inc. As such, Tennessee engages in transactions characteristic of group administration and operation with other members of the group. Tennessee's diversified businesses are organized and operated through several industry segments, including "Tenneco Automotive," "Tenneco Energy," "Tenneco Packaging," and "Newport News Shipbuilding." Reference is made to Note 11, "Segment and Geographic Area Information," for additional information on Tennessee's industry segments.

 Consolidation and Presentation

  The financial statements of Tennessee include all majority-owned subsidiaries. Investments in 20% to 50% owned companies where Tennessee has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings since date of acquisition (except for Tennessee's farm and construction equipment segment as noted below) and cumulative translation adjustments. At December 31, 1995, Tennessee's shareowner's equity included equity in undistributed earnings and cumulative translation adjustments from equity method investments of $28 million and none, respectively; at December 31, 1994, the corresponding amounts were $117 million and $(20) million, respectively. Dividends and distributions received from affiliates accounted for on the equity method were $53 million, $48 million and $45 million during 1995, 1994 and 1993, respectively. All significant intercompany transactions have been eliminated.

  In June 1994, Tenneco Inc. and its subsidiaries ("Tenneco") completed an initial public offering ("IPO") of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's farm and construction equipment segment. In November 1994, a secondary offering of Case's common stock reduced Tenneco's ownership to approximately 44%. A third offering in August 1995 reduced Tenneco's ownership to approximately 21%. Prior to the IPO, Tenneco reorganized this segment resulting in Tennessee selling all of its farm and construction equipment net assets to Case Corporation for consideration of Case Corporation common stock and cash. Subsequent to the June 1994 reorganization and IPO, Tennessee's farm and construction equipment segment is reflected in Tennessee's financial statements using the cost method of accounting. Tennessee's remaining investment in Case is not significant to its consolidated financial position. For further information on this subject, reference is made to Note 3, "Discontinued Operations, Disposition of Assets and Extraordinary Loss."

  Gains or losses on the sale by a subsidiary of its stock are included in the Statements of Income.

 Depreciation, Depletion and Amortization

  Depreciation of Tennessee's properties is provided on a straight-line basis in amounts which, in the opinion of management, are adequate to allocate the cost of properties over their estimated useful lives.

  The excess of investment in subsidiaries over fair value of net assets at date of acquisition is being amortized over periods ranging from 15 years to 40 years. Such amortization relative to continuing operations amounted to $12 million, $9 million and $10 million for 1995, 1994 and 1993, respectively, and is included in the income statement caption, "Other income, net."

  Tennessee has capitalized certain other intangible assets, primarily trademarks and patents, based on their estimated fair value at date of acquisition. Amortization is provided on these intangible assets on a straight-line basis over periods ranging from five to 40 years. The majority of other intangible assets at December 31, 1995, resulted from the acquisition of the plastics division of Mobil Corporation during 1995. See Note 2, "Acquisitions," for further information on the acquisition.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

 Revenue Recognition

  Newport News Shipbuilding and Dry Dock Company ("Newport News"), a wholly-owned subsidiary, reports profits on its long-term shipbuilding contracts on the percentage-of-completion method of accounting, determined on the basis of total costs incurred to date to estimated final total costs. Losses on contracts are reported when first estimated. The performance of contracts usually extends over several years, requiring periodic reviews and revisions of estimated final contract prices and costs during the term of the contracts. The effect of these revisions to estimates is included in income in the period the revisions are made.

  Tennessee's other divisions recognize revenue on the accrual method when title passes to the customer or when the service is performed.

 Risk Management Activities

  Tennessee has utilized financial instruments for many years to mitigate its exposure to various risks. Tennessee is currently a party to financial instruments to hedge its exposure to changes in interest rates, foreign currency exchange rates and natural gas prices. These financial instruments are accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. The amounts paid or received under interest rate swap agreements are recognized as an adjustment to interest expense. After-tax net gains or losses on foreign currency contracts designated as hedges of Tennessee's net investments in foreign subsidiaries are recognized in the balance sheet caption, "Cumulative translation adjustments." Net gains and losses of foreign currency contracts designated as hedges of firm commitments or other specific transactions are deferred and recognized when the offsetting gains or losses are recognized on the hedged items. Net gains and losses on energy commodity contracts are deferred and recognized when the hedged transaction is consummated.

  In the statements of cash flows, cash receipts or payments related to the financial instruments discussed above are classified consistent with the cash flows from the transactions being hedged.

 Income Taxes

  Tennessee Gas Pipeline Company and its parent, Tenneco Inc., together with certain of their respective subsidiaries which are owned 80% or more, have entered into an agreement to file a consolidated U.S. federal income tax return. Such agreement provides, among other things, that (1) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis and (2) each company in a tax loss position will be currently reimbursed to the extent its deductions, including general business credits, are utilized in the consolidated return.

  Tennessee utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

  Tennessee does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as it is the present intention of management to reinvest the unremitted earnings in its foreign operations. Unremitted earnings of foreign subsidiaries is approximately $495 million at December 31, 1995. It is not practicable to determine the amount of U.S. income taxes that would be payable upon remittance of the assets that represent those earnings.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

 Changes in Accounting Principles

  Tennessee will adopt Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of 1996. FAS No. 121 establishes new accounting standards for measuring the impairment of long-lived assets. The adoption of this new standard will not have a significant effect on Tennessee's consolidated financial position or results of operations.

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

 Inventories

  At December 31, 1995 and 1994, inventory by major classification was as follows:

                                                                    1995   1994
                                                                   ------ ------
                                                                    (MILLIONS)
      Finished goods.............................................. $  395 $  355
      Work in process.............................................    101     82
      Long-term contracts in progress, less progress billings.....    264    138
      Raw materials...............................................    248    178
      Materials and supplies......................................    166    156
                                                                   ------ ------
                                                                   $1,174 $  909
                                                                   ====== ======

  Inventories are stated at the lower of cost or market. A portion of inventories are valued using the "last-in, first-out" method (38% and 27% at December 31, 1995 and 1994, respectively). All other inventories are valued on the "first-in, first-out" ("FIFO") or "average" methods. If the FIFO or average method of inventory accounting had been used by Tennessee for all inventories, inventories would have been $56 million, $54 million and $47 million higher at December 31, 1995, 1994 and 1993, respectively.

 Plant, Property and Equipment, at Cost

  At December 31, 1995 and 1994, plant, property and equipment, at cost, by major segment was as follows:

                                                                 1995    1994
                                                                ------- -------
                                                                  (MILLIONS)
      Automotive............................................... $ 1,382 $ 1,313
      Energy...................................................   6,262   5,654
      Packaging................................................   2,617   1,661
      Shipbuilding.............................................   1,552   1,494
      Discontinued chemicals operations........................      --     780
      Other....................................................      11     107
                                                                ------- -------
                                                                $11,824 $11,009
                                                                ======= =======

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

 Notes Receivable and Allowance for Doubtful Accounts and Notes

  Short-term notes receivable of $89 million and $37 million were outstanding at December 31, 1995 and 1994, respectively. At December 31, 1995 and 1994, the allowance for doubtful accounts and notes receivable was $50 million and $48 million, respectively.

 Environmental Liabilities

  Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' clean-up experience and data released by the United States Environmental Protection Agency ("EPA") or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances. These liabilities are included in the balance sheet at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the financial statements.

  For further information on this subject, reference is made to Note 12, "Commitments and Contingencies--Environmental Matters."

 Foreign Currency Translation

  Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each applicable period for revenues, expenses and gains and losses. Translation adjustments are reflected in the balance sheet caption "Cumulative translation adjustments."

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of Tennessee's assets, liabilities, revenues and expenses. Reference is made to the "Revenue Recognition" and "Income Taxes" sections of this footnote and Notes 6, 9, 10 and 12 for additional information on significant estimates included in Tennessee's financial statements.

 Reclassifications

  Prior years' financial statements have been reclassified where appropriate to conform to 1995 presentations.

2. ACQUISITIONS

  In November 1995, Tenneco Inc. acquired the plastics division of Mobil Corporation for $1.3 billion. The plastics business is the largest North American producer of polyethylene and polystyrene consumer and food service packaging and became part of Tennessee's packaging segment, Tenneco Packaging.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

   The acquisition of the plastics business was accounted for as a purchase; accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on preliminary estimates of their fair values. Final purchase price allocations will be based on more complete evaluations and may differ from the original allocation. The excess of the purchase price over the fair value of the net assets acquired is included in the balance sheet caption, "Investment in subsidiaries in excess of fair value of net assets at date of acquisition, less amortization" and is being amortized on a straight-line basis over 40 years. The purchase was initially financed by a combination of Tenneco Inc. short-term debt and cash. As part of the acquisition transaction, Tenneco Inc. made a capital contribution to Tennessee of the acquired net assets of the plastics business.

  The following unaudited pro forma information of Tennessee Gas Pipeline Company and consolidated subsidiaries illustrates the effect of the plastics business acquisition as if it had occurred at the beginning of 1994, after giving effect to certain pro forma adjustments including amortization of the excess purchase price, depreciation and other adjustments based on the preliminary purchase price allocation related to the acquisition, together with estimates of the related income tax effects.

                                                              (UNAUDITED)
                                                        YEARS ENDED DECEMBER 31
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
                                                              (MILLIONS)
      Net sales and operating revenues................. $     9,836 $     9,713
      Income from continuing operations................ $       782 $       648

  The summarized pro forma information has been prepared for comparative purposes only. It is not intended to be indicative of the actual operating results that would have occurred had the acquisition been consummated at the beginning of 1994, or the results which may be attained in the future.

  During 1995, Tennessee made various other acquisitions of assets and investments. Tenneco Energy acquired the natural gas pipeline assets of the Pipeline Authority of South Australia, which includes a 488-mile pipeline, for approximately $225 million. Tenneco Energy also acquired a 50% interest in a gas-fired cogeneration plant from ARK Energy, a privately-owned power generation company, for approximately $25 million in cash. Tenneco Packaging completed acquisitions of 8 packaging businesses for total consideration of approximately $104 million in cash and notes. Tenneco Inc. acquired an additional packaging operation for $58 million and made a capital contribution to Tennessee of the acquired net assets of this business. In addition, Tenneco Automotive completed four acquisitions for approximately $54 million.

  Each of the acquisitions was accounted for as a purchase. If these assets and investments had been acquired January 1, 1995, net income would not have been significantly different from the reported amount.

  In 1994, Tenneco Automotive acquired Heinrich Gillet GmbH & Co. KG for $44 million in cash and $69 million in assumed debt.

  On December 29, 1994, Tenneco International Holding Corp. ("TIHC"), a majority-owned subsidiary, acquired 100% of the issued and outstanding common stock of Tenneco Canada Inc. from a Tenneco Inc. subsidiary in exchange for TIHC common stock.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

3. DISCONTINUED OPERATIONS, DISPOSITION OF ASSETS AND EXTRAORDINARY LOSS

 Discontinued Operations

  In March 1995, Tenneco completed an initial public offering of 100% of its Albright & Wilson chemicals segment. The offering was underwritten in the United Kingdom and was offered primarily in the United Kingdom. Also in 1994, Tenneco sold its brakes operation. Net proceeds from the sales of the chemicals and the brakes operations were approximately $700 million and $18 million, respectively.

  Net assets and results from discontinued operations included in Tennessee's financial statements as of and for the years ended December 31, 1994 and 1993, are as follows:

                                              1994             1993
                                        ---------------- ----------------
                                        CHEMICALS BRAKES CHEMICALS BRAKES
                                        --------- ------ --------- ------
                                                       (MILLIONS)
Net assets at December 31.............    $ 639    $ --    $558      $61
                                          =====    ====    ====     ====
Net sales and operating revenues......    $ 986    $ 57    $914      $48
                                          =====    ====    ====     ====
Income (loss) before income taxes.....    $  51    $ (7)   $ 78     $ (7)
Income tax (expense) benefit..........      (19)      4     (15)       3
                                          -----    ----    ----     ----
Net income (loss).....................       32      (3)     63       (4)
                                          -----    ----    ----     ----
Loss on disposition...................      (49)    (39)     --       --
Income tax (expense) benefit from loss
 on disposition.......................     (117)     14      --       --
                                          -----    ----    ----     ----
Net loss on disposition...............     (166)    (25)     --       --
                                          -----    ----    ----     ----
  Net income (loss) from discontinued
   operations.........................    $(134)   $(28)   $ 63     $ (4)
                                          =====    ====    ====     ====

 Disposition of Assets

  Case Common Stock

  In June 1994, Tenneco completed an IPO of approximately 29% of the common stock of Case. In November 1994, a secondary offering of Case common stock reduced Tenneco's ownership interest in Case to approximately 44%. Combined proceeds to Tenneco from the two transactions was $694 million, net of commissions and offering expenses. Prior to the IPO, Tenneco reorganized this segment resulting in Tennessee selling all of its farm and construction equipment net assets to Case Corporation for consideration of Case Corporation common stock and cash. In connection with the reorganization, IPO and November 1994 secondary offering, Tennessee received net proceeds of $204 million and recognized a loss of $33 million, including $35 million of income tax benefit. Although Tennessee recorded a loss on these transactions, Tenneco in the aggregate recorded a gain of $36 million, including a $7 million tax benefit.

  In August 1995, Tenneco sold an additional 16.1 million shares of Case common stock for net proceeds of approximately $540 million. The offering reduced Tenneco's ownership in Case from 44% to 21%. Of the 16.1 million shares sold, approximately 646,000 shares were owned by Tennessee. In connection with the offering, Tennessee received net proceeds of $22 million and recognized a loss of $35 million, including $35 million of income tax benefit. Although Tennessee recorded a loss on this transaction, Tenneco in the aggregate recorded a pre-tax gain of $101 million. Tennessee's remaining investment in Case is not significant to its consolidated financial position.

  Other

  In December 1995, Tenneco Energy sold its 50% interest in Kern River Gas Transmission Company ("Kern River") for a pre-tax gain of $30 million. Kern River owns a 904-mile pipeline extending from Wyoming to California. Also in 1995, Tennessee sold certain other facilities and assets, principally at its Tenneco Packaging and Tenneco Energy segments for a combined pre-tax net gain of $8 million.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  During 1994, Tennessee disposed of several assets and investments including a facility, machinery and equipment at Tenneco Packaging and facilities and equipment at Case. Proceeds from these dispositions were $56 million resulting in a pre-tax gain of $7 million. Also in 1994, Tenneco Energy Resources Corporation, a subsidiary which operates nonregulated gas marketing and intrastate pipeline businesses, issued 50 shares of its common stock, diluting Tennessee's ownership in this subsidiary to 80%. Cash proceeds were $41 million resulting in a gain of $23 million. No taxes were provided on the gain because management expects that the recorded investment will be recovered in a tax-free manner.

  During 1993, Tennessee disposed of a number of assets and investments including its Newport News' Sperry Marine business; several Tenneco Packaging operations; two wholly-owned Tenneco Energy companies, Viking Gas Transmission Company and Dean Pipeline Company; and facilities and land of two foreign Case operations. The proceeds from dispositions were $249 million and the pre-tax gain was $112 million.

 Extraordinary Loss

  In April 1993, the Company's parent Tenneco Inc. issued 23.5 million shares of common stock for approximately $1.1 billion, a portion of which was loaned to the Company and used to retire approximately $688 million of long-term debt. In November 1993, Tennessee retired DM250 million bonds. The redemption premium related to the retirement of long-term debt resulting from these two transactions ($24 million, net of income tax benefits of $12 million) was recorded as an extraordinary loss.

4. LONG-TERM DEBT, SHORT-TERM DEBT AND FINANCING ARRANGEMENTS

 Long-Term Debt

  A summary of long-term debt outstanding at December 31, 1995 and 1994, is set forth in the following table:

                                                                    1995 1994
                                                                    ---- -----
                                                                    (MILLIONS)
Tennessee Gas Pipeline Company--
  Debentures due 2011, effective interest rate 15.1% in 1995 and
   1994 (net of $216 million in 1995 and $219 million in 1994 of unamortized discount)........................................... $184 $ 181
  Notes due 1996 through 1997, average effective interest rate 9.7%
   in 1995 and 10.1% in 1994 (net of $5 million in 1995 and $8
   million in 1994 of unamortized discount)........................  573   808
Other subsidiaries--
  Notes due 1996 through 2014, average effective interest rate 8.5%
   in 1995 and 8.6% in 1994 (net of $19 million in 1995 and $20
   million in 1994 of unamortized discount)........................   47    51
                                                                    ---- -----
                                                                     804 1,040
                                                                    ---- -----
Less--Current maturities...........................................  254   247
                                                                    ---- -----
                                                                    $550 $ 793
                                                                    ==== =====

  At December 31, 1995 and 1994, approximately $2 million and $84 million, respectively, of gross plant, property and equipment was pledged as collateral to secure $2 million and $1 million, respectively, principal amounts of long-term debt.

  The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 1995, are $254 million, $330 million, $4 million, $2 million and $1 million for 1996, 1997, 1998, 1999 and 2000, respectively.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

 Short-Term Debt

  Information for the years ended December 31, 1995 and 1994, regarding credit facilities, including borrowings under both committed and uncommitted credit facilities and similar arrangements, follows:

                                                                   (MILLIONS)
                                                                   1995   1994
                                                                   -----  -----
Outstanding borrowings at end of year............................  $  75  $  42
Weighted average interest rate on outstanding borrowings at end
 of year.........................................................    7.5%   9.8%
Approximate maximum month-end outstanding borrowings during year.  $  76  $ 167
Approximate average month-end outstanding borrowings during year.  $  62  $  65
Weighted average interest rate on approximate average month-end
 outstanding borrowings during year..............................   10.2%   7.3%

  Tennessee had other short-term borrowings of $17 million at December 31, 1995 and $9 million at December 31, 1994.

 Financing Arrangements

  Tennessee has arranged $122 million of committed credit facilities ($43 million of which expire in 1996) with various banks to provide short-term financing at various rates. TIHC has an additional $50 million committed credit facility with Tenneco Credit Corporation, a Tenneco Inc. subsidiary. At December 31, 1995, TIHC had borrowed $25 million under this credit facility. The credit facilities generally provide for commitment fees on the unused portion of the total commitment and some credit facilities also provide for facility fees on the total commitment.

 Restrictions on the Payment of Dividends

  At December 31, 1995, under the most restrictive dividend provisions contained in indentures under which certain notes and debentures have been issued, the Company has approximately $3.7 billion of retained earnings available for the payment of dividends on common stock.

  Certain of the Company's subsidiaries have provisions under financing arrangements and statutory requirements which limit the amount of their retained earnings available for dividends. The restriction of the ability to pay dividends by such subsidiaries would not affect the amount of retained earnings of the Company available for dividends on common stock.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

5. FINANCIAL INSTRUMENTS

  The carrying and estimated fair values of Tennessee's financial instruments by class at December 31, 1995 and 1994, were as follows:

                                                  1995               1994
                                            -----------------  -----------------
                                            CARRYING   FAIR    CARRYING   FAIR
                                             AMOUNT    VALUE    AMOUNT    VALUE
                                            --------  -------  --------  -------
                                                       (MILLIONS)
                                                  ASSETS (LIABILITIES)
Asset and Liability Instruments
  Cash and temporary cash investments...... $   193   $   193  $   459   $   459
  Receivables (customer and long-term).....     571       571      801       801
  Accounts payable (trade).................  (1,065)   (1,065)  (1,029)   (1,029)
  Short-term debt (excluding current
   maturities).............................     (92)      (92)     (51)      (51)
  Long-term debt (including current
   maturities).............................    (804)   (1,001)  (1,040)   (1,175)
Instruments With Off-Balance-Sheet Risk
  Derivative
    Interest rate swaps:
      In a net receivable position.........      --        --       --        --
      In a net payable position............      --       (18)      --       (10)
    Foreign currency contracts.............      (2)       (3)       1         2
    Natural gas swaps, futures and options.      --         3       --        (5)
  Non-derivative
    Financial guarantees...................      --       (30)      --       (50)

 Asset and Liability Instruments

  The fair value of cash and temporary cash investments, receivables, accounts payable, and short-term debt in the above table was considered to be the same as or was not determined to be materially different from the carrying amount. At December 31, 1995 and 1994, respectively, Tennessee's aggregate customer and long-term receivable balance was concentrated by industry segment as follows:
Tenneco Automotive, 51% and 28%; Tenneco Energy, 12% and 11%; Tenneco Packaging, 12% and 9%; Newport News Shipbuilding, 22% and 24%; all other amounts were not significant.

  Long-term debt--The fair value of fixed-rate long-term debt was based on the market value of debt with similar maturities and interest rates; the carrying amount of floating-rate debt was assumed to approximate its fair value.

 Instruments With Off-Balance-Sheet Risk

 Derivative

  Interest Rate Swaps--The fair value of interest rate swaps was based on the cost that would have been incurred to buy out those swaps in a loss position and the consideration that would have been received to terminate those swaps in a gain position. At December 31, 1995 and 1994, Tennessee was a party to swaps with a notional value of $750 million, which were in a net payable position at the end of both years. Notional amounts associated with these swaps do not represent future cash payment requirements. These contractual amounts are only used as a base to measure amounts to be exchanged at specified settlement dates.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Consistent with its overall policy, Tennessee uses these instruments from time to time only to hedge known, quantifiable risks arising from fluctuations in interest rates. The counterparties to these interest rate swaps are major international financial institutions. The risk associated with counterparty default on interest rate swaps is measured as the cost of replacing, at the prevailing market rates, those contracts in a gain position. In the event of non-performance by the counterparties, the cost to replace outstanding interest rate swaps at December 31, 1995 and 1994, would not have been material.

  Foreign Currency Contracts--Tennessee periodically utilizes foreign currency contracts to hedge certain translation effects of Tennessee's investment in net assets in certain foreign subsidiaries. Pursuant to these arrangements, Tennessee recognized aggregate after-tax translation gains (losses) of none, $(1) million and $4 million for 1995, 1994 and 1993, respectively, which have been included in the balance sheet caption, "Cumulative translation adjustments."

  In the normal course of business, Tennessee and its foreign subsidiaries also routinely enter into various foreign currency forward purchase and sale contracts to hedge the transaction effect of exchange rate movements on receivables and payables denominated in foreign currencies. These foreign currency contracts generally mature in one year or less.

  In managing its foreign currency exposures, Tennessee identifies naturally occurring offsetting positions and then hedges residual exposures. The following table summarizes by major currency the contractual amounts of foreign currency contracts utilized by Tennessee. These contracts include those entered into with third parties, as well as other Tenneco affiliates.

                                                     NOTIONAL AMOUNT
                                            -----------------------------------

                                            DECEMBER 31, 1995 DECEMBER 31, 1994
                                            ----------------- -----------------
                                             PURCHASE   SELL   PURCHASE   SELL
                                            ---------- ------  --------  ------
                                                       (MILLIONS)
Foreign currency contracts (in US$):
  Australian Dollars.......................   $    1 $  202    $   94    $   26
  British Pounds...........................      508     86       277       455
  Canadian Dollars.........................       23     50        81        65
  French Francs............................       44     16        94        15
  U.S. Dollars.............................      261    509       244       377
  Other....................................      127    104       274       123
                                              ------ ------    ------    ------
                                              $  964 $  967    $1,064    $1,061
                                              ====== ======    ======    ======

  Based on exchange rates at December 31, 1995 and 1994, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

  Price Risk Management--Tennessee uses exchange-traded futures and option contracts and over-the-counter option and swap contracts to reduce its exposure to fluctuations in the prices of natural gas. The fair value of these contracts is based upon the estimated consideration that would be received to terminate those contracts in a gain position and the estimated cost that would be incurred to terminate those contracts in a loss position. As of December 31, 1995 and 1994, these contracts, maturing through 1997 and 1996, respectively, had an absolute notional contract quantity of 321 Bcf and 187 Bcf, respectively. Since the contracts described above are designated as hedges whose fair values correlate to price movements of natural gas, any gains or losses on the contracts resulting from market changes will be offset by losses or gains on the hedged transactions. Tennessee has off-balance sheet risk of credit loss in the event of non-performance by counterparties to all over-the-counter contracts. However, Tennessee does not anticipate non-performance by the counterparties.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

Non-derivative

  Guarantees--At December 31, 1995 and 1994, Tennessee had guaranteed payment and performance of approximately $30 million and $50 million, respectively, primarily with respect to letters of credit and other guarantees supporting various financing and operating activities.

6. FEDERAL ENERGY REGULATORY COMMISSION ("FERC") REGULATORY MATTERS

 Restructuring Proceedings

  Pursuant to Order 636 issued by the FERC on April 8, 1992, the Company implemented revisions to its tariff, effective on September 1, 1993, which restructured its transportation, storage and sales services to convert the Company from primarily a merchant to primarily a transporter of gas. As a result of this restructuring, the Company's gas sales declined while certain obligations to producers under long-term gas supply contracts continued, causing the Company to incur significant restructuring transition costs. Pursuant to the provisions of Order 636 allowing for the recovery of transition costs related to the restructuring, the Company has made filings to recover gas supply realignment ("GSR") costs resulting from remaining gas purchase obligations, costs related to its Bastian Bay facilities, the remaining unrecovered balance of purchased gas ("PGA") costs and the "stranded" cost of the Company's continuing contractual obligation to pay for capacity on other pipeline systems ("TBO costs").

  The Company's filings to recover costs related to its Bastian Bay facilities have been rejected by the FERC based on the continued use of the gas production from the field; however, the FERC recognized the ability of the Company to file for the recovery of losses upon disposition of these assets. The Company has filed for appellate review of the FERC actions and is confident that the Bastian Bay costs will ultimately be recovered as transition costs under Order 636; the FERC has not contested the ultimate recoverability of these costs.

  The filings implementing the Company's recovery mechanisms for the following transition costs were accepted by the FERC effective September 1, 1993; recovery is subject to refund pending FERC review and approval for eligibility:
1) direct-billing of unrecovered PGA costs to its former sales customers over a twelve-month period; 2) recovery of TBO costs, which the Company is obligated to pay under existing contracts, through a surcharge from firm transportation customers, adjusted annually; and 3) GSR cost recovery of 90% of such costs over a period of up to 36 months from firm transportation customers and recovery of 10% of such costs from interruptible transportation customers over a period of up to 60 months.

  Following negotiations with its customers, the Company filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in the Company's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. On November 15, 1994, the FERC issued an order approving the PGA Stipulation and resolving all outstanding issues. On April 5, 1995, the FERC issued its order on rehearing affirming its initial approval of the PGA Stipulation. The Company implemented the terms of the PGA Stipulation and made refunds in May 1995. The refunds had no material effect on Tennessee's reported net income. The orders approving the PGA Stipulation have been appealed to the D.C. Circuit Court of Appeals by certain customers. The Company believes the FERC orders approving the PGA Stipulation will be upheld on appeal.

  The Company is recovering through a surcharge, subject to refund, TBO costs formerly incurred to perform its sales function, pending FERC review of data submitted by the Company. The FERC subsequently

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES issued an order requiring the Company to refund certain costs from this surcharge. The Company is appealing this decision and believes such appeal will likely be successful.

  With regard to the Company's GSR costs, the Company, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by the Company of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). The FERC previously ruled that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge ("ALJ"). The hearing, which concluded in July 1995, was limited to the issue of whether the settlement agreements are prudent. The ALJ concluded, in his initial decision issued in December 1995, that the settlement was imprudent. The Company has filed exceptions to this initial decision and believes that this decision will not impair the Company's recovery of the costs resulting from this contract. The FERC has committed to issuing a final order by December 31, 1996.

  Also related to the Company's GSR costs, on October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted the Company's motion for summary judgment; the plaintiffs have filed a notice of appeal. Thereafter, ICA and TransTexas filed a motion for summary judgment on a separate issue involving the term "committed reserves" and whether the Company has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which would be finalized upon conclusion of the trial, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which are to be resolved at trial, the Company has other defenses which it has asserted and intends to pursue. The Company has filed a Motion to Clarify the November 8, 1995 order together with a new motion for partial summary judgment concerning the committed reserve issue. The November 8, 1995 ruling does not affect the trial court's previous May 4, 1995 order granting summary judgment to the Company.

  The Company has been engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued the Company. Although the Company believes that its defenses in the underlying gas purchase contract actions are meritorious, the Company accrued amounts in the first quarter of 1995 which it believes are adequate to cover the resolution of these matters. On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to the Company in one of these matters and indicated that it would remand the case to the trial court. Motions for rehearing have been filed by the producers. As of the date hereof, the court had not ruled on those motions and mandate had not been issued.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  As of December 31, 1995, the Company has deferred GSR costs yet to be recovered from its customers of approximately $462 million, net of $316 million previously recovered from its customers, subject to refund. A proceeding before a FERC ALJ is scheduled to commence in early 1996 to determine whether the Company's GSR costs are eligible for cost recovery. The FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 provides for complete recovery by pipelines of eligible and prudently incurred transition costs, certain customers have challenged the prudence and eligibility of the Company's GSR costs and the Company has engaged in settlement discussions with its customers concerning the amount of such costs in response to the FERC and customer statements acknowledging the desirability of such settlements.

  Given the uncertainty over the results of ongoing discussions between the Company and its customers related to the recovery of GSR costs and the uncertainty related to predicting the outcome of its gas purchase contract reformation efforts and the associated litigation, Tennessee is unable to predict the timing or the ultimate impact that the resolution of these issues will have on its consolidated financial position or results of operations.

 Rate Proceedings

  On December 30, 1994, the Company filed for a general rate increase (the "1995 Rate Case"). On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, the Company began collecting rates, subject to refund, reflecting an $87 million increase in the Company's annual revenue requirement. Settlement discussions with the FERC staff and customers regarding 1995 Rate Case issues, including structural rate design and increased revenue requirements, are ongoing and the Company is reserving revenues it believes adequate to cover any refunds that may be required upon final settlement of this proceeding. A hearing is scheduled to commence in March 1996.

7. INCOME TAXES

  The domestic and foreign components of income from continuing operations before income taxes are as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31
                                                               ----------------
                                                                1995  1994 1993
                                                               ------ ---- ----
                                                                  (MILLIONS)
      U.S. income before income taxes......................... $1,079 $828 $792
      Foreign income before income taxes......................    138  128  171
                                                               ------ ---- ----
      Income before income taxes.............................. $1,217 $956 $963
                                                               ====== ==== ====

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Following is a comparative analysis of the components of consolidated income tax expense applicable to continuing operations:

                                                                 YEARS ENDED
                                                                 DECEMBER 31
                                                                ---------------
                                                                1995 1994  1993
                                                                ---- ----  ----
                                                                  (MILLIONS)
      Current--
        U.S.................................................... $256 $192  $224
        State and local........................................   50   32    46
        Foreign................................................   65   38    31
                                                                ---- ----  ----
                                                                 371  262   301
                                                                ---- ----  ----
      Deferred--
        U.S....................................................   64   46    43
        State and local........................................   12   10    11
        Foreign................................................    1  (28)  (26)
                                                                ---- ----  ----
                                                                  77   28    28
                                                                ---- ----  ----
      Income tax expense....................................... $448 $290  $329
                                                                ==== ====  ====

  Following is a reconciliation of income taxes computed at the U.S. federal income tax rate (35% for all years presented) to the income tax expense from continuing operations reflected in the Statements of Income:

                                                               YEARS ENDED
                                                               DECEMBER 31
                                                              ----------------
                                                              1995  1994  1993
                                                              ----  ----  ----
                                                                (MILLIONS)
Tax expense computed at the U.S. federal income tax rate..... $426  $335  $337
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
   with no tax benefit.......................................   11    15     4
  Permanent differences on sale of businesses................   53   (44)   (6)
  State and local taxes on income, net of U.S. federal income
   tax benefit...............................................   40    27    37
  U.S. federal income tax rate change........................   --    --    11
  Realization of unrecognized deferred tax assets............  (93)  (12)  (37)
  Other......................................................   11   (31)  (17)
                                                              ----  ----  ----
Income tax expense........................................... $448  $290  $329
                                                              ====  ====  ====

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  The components of Tennessee's net deferred tax liability at December 31, 1995 and 1994, were as follows:

                                                                 1995    1994
                                                                ------  ------
                                                                 (MILLIONS)
Deferred tax assets--
  Tax loss carryforwards....................................... $  163  $  217
  Postretirement benefits other than pensions..................    176      90
  GSR reserve..................................................    141      --
  Environmental reserve........................................     76      83
  Other........................................................    117     163
  Valuation allowance..........................................   (142)   (235)
                                                                ------  ------
    Net deferred tax asset.....................................    531     318
                                                                ------  ------
Deferred tax liabilities--
  Tax over book depreciation...................................    785     781
  Pension......................................................    166     107
  Asset related to GSR costs of operations regulated by the
   FERC........................................................    141      --
  Long-term shipbuilding contracts.............................     62      54
  Debt related items...........................................     43      44
  Book versus tax gains and losses on asset disposals..........     89     418
  Other........................................................    164     230
                                                                ------  ------
    Total deferred tax liability...............................  1,450   1,634
                                                                ------  ------
Net deferred tax liability..................................... $  919  $1,316
                                                                ======  ======

  As reflected by the valuation allowance in the table above, Tennessee had potential tax benefits of $142 million and $235 million at December 31, 1995 and 1994, respectively, which were not recognized in the Statements of Income when generated. These benefits resulted primarily from tax loss carryforwards which are available to reduce future tax liabilities. During 1995, Tennessee reduced its deferred tax asset valuation allowance due to the recognition of tax loss carryforwards utilized to offset income taxes payable on asset and investment dispositions.

  At December 31, 1995, Tennessee had tax benefits of $80 million related to U.S. capital loss carryforwards which expire in 1999 and $83 million from foreign net operating loss carryforwards which will carry forward indefinitely.

8. MINORITY INTEREST

  At December 31, 1995 and 1994, Tennessee reported minority interest in the balance sheet of $492 million and $475 million, respectively. At December 31, 1995, $293 million of minority interest resulted from the December 1994 sale by Tennessee of a 25% preferred stock interest in TIHC to a financial investor. Additionally, $174 million and $156 million, respectively, of minority interest at December 31, 1995 and 1994 resulted from the December 1994 issuance of TIHC common stock to a Tenneco Inc. subsidiary in exchange for 100% of the issued and outstanding common stock of Tenneco Canada Inc. TIHC is a separate legal entity from the Company and holds certain assets including the capital stock of Tenneco Canada Inc., Monroe Europe N.V., Monroe Australia Proprietary Limited, Walker France S.A. and other subsidiaries included in the Tenneco Automotive segment. TIHC also holds financial obligations of Tenneco Inc. or guaranteed by Tenneco Inc. For financial reporting purposes, the assets, liabilities and earnings of TIHC and its subsidiaries have continued to be consolidated in Tennessee's financial statements, and the investor's preferred stock interest has been recorded as "Minority interest" in the balance sheet.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Dividends on the TIHC preferred stock are based on the issue price ($300 million) times a rate per annum equal to 1.12% over LIBOR and are payable quarterly in arrears on the last business day of each quarter commencing on March 31, 1995. For 1995, the weighted average rate paid on TIHC preferred stock was 7.30%. Additionally, beginning in 1996, the holder of the 12,000,000 shares of preferred stock will be entitled to receive, when and if declared by the Board of Directors of TIHC, participating dividends based on the operating income growth rate of TIHC. For financial reporting purposes, dividends paid by TIHC to its financial investors have been recorded in Tennessee's income statement as "Minority interest."

9. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

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

  The majority of Tennessee's postretirement benefit plans are not funded. In June 1994, two trusts were established to fund postretirement benefits for certain plan participants of the Tenneco Energy segment. The contributions are collected from customers in FERC approved rates. As of December 31, 1995, cumulative contributions were $10 million. Plan assets consist principally of fixed income securities.

  The funded status of the postretirement benefit plans reconciles with amounts recognized on the balance sheet at December 31, 1995 and 1994, as follows
(Note):

                                                                  1995   1994
                                                                  -----  -----
                                                                  (MILLIONS)
Actuarial present value of accumulated postretirement benefit obligation at September 30:
  Retirees....................................................... $ 504  $ 271
  Fully eligible active plan participants........................    47     45
  Other active plan participants.................................    63     60
                                                                  -----  -----
Total accumulated postretirement benefit obligation..............   614    376
Plan assets at fair value at September 30........................     3      2
                                                                  -----  -----
Accumulated postretirement benefit obligation in excess of plan assets at September 30..........................................  (611)  (374)
Claims paid during the fourth quarter............................    20      8
Unrecognized reduction of prior service obligations resulting
 from plan amendments............................................   (99)   (34)
Unrecognized net loss resulting from plan experience and changes
 in actuarial assumptions........................................   161     95
                                                                  -----  -----
Accrued postretirement benefit cost at December 31............... $(529) $(305)
                                                                  =====  =====

--------
Note: The accrued postretirement benefit cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

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

  The net periodic postretirement benefit cost from continuing operations for the years 1995, 1994 and 1993 consist of the following components:

                                                                1995  1994  1993
                                                                ----  ----  ----
                                                                  (MILLIONS)
      Service cost for benefits earned during the year......... $  6  $ 7   $ 9
      Interest cost on accumulated postretirement benefit
       obligation..............................................   49   28    31
      Net amortization of unrecognized amounts.................  (13)  (2)   (2)
                                                                ----  ---   ---
      Net periodic postretirement benefit cost................. $ 42  $33   $38
                                                                ====  ===   ===

  Tennessee recorded a pre-tax loss resulting from curtailments, settlements and special termination benefits under these plans of $3 million in 1994 related primarily to restructuring at Case.

  The initial weighted average assumed health care cost trend rate used in determining the 1995, 1994 and 1993 accumulated postretirement benefit obligation was 7%, 8% and 9%, respectively, declining to 5% in 1997 and remaining at that level thereafter.

  Increasing the assumed health care cost trend rate by one percentage-point in each year would increase the 1995, 1994 and 1993 accumulated postretirement benefit obligations by approximately $36 million, $24 million and $19 million, respectively, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost for 1995, 1994 and 1993 by approximately $4 million, $3 million and $4 million, respectively.

  The discount rates (which are based on long-term market rates) used in determining the 1995, 1994 and 1993 accumulated postretirement benefit obligations were 7.75%, 8.25% and 7.50%, respectively.

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

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

10. PENSION PLANS

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

  The funded status of the plans reconciles with amounts recognized on the balance sheet at December 31, 1995 and 1994, as follows:

                                                    PLANS IN
                                     PLANS IN         WHICH
                                   WHICH ASSETS    ACCUMULATED
                                      EXCEED        BENEFITS
                                    ACCUMULATED      EXCEED        ALL PLANS
                                     BENEFITS        ASSETS         (NOTE)
                                   --------------  ------------  --------------
                                    1995    1994   1995   1994    1995    1994
                                   ------  ------  -----  -----  ------  ------
                                                 (MILLIONS)
Actuarial present value of bene-
 fits based on service to date
 and present pay levels at Sep-
 tember 30:
 Vested benefit obligation.......  $2,446  $1,729  $  28  $  18  $2,474  $1,747
 Non-vested benefit obligation...      90      86      2      2      92      88
                                   ------  ------  -----  -----  ------  ------
 Accumulated benefit obligation..   2,536   1,815     30     20   2,566   1,835
Additional amounts related to
 projected salary increases......     206     222      2      2     208     224
                                   ------  ------  -----  -----  ------  ------
Total projected benefit obliga-
 tion at September 30............   2,742   2,037     32     22   2,774   2,059
Plan assets at fair value at Sep-
 tember 30.......................   3,088   2,310      3      4   3,091   2,314
                                   ------  ------  -----  -----  ------  ------
Plan assets in excess of (less
 than) total projected benefit
 obligation at September 30......     346     273    (29)   (18)    317     255
Contributions during the fourth
 quarter.........................       4      17     --     --       4      17
Unrecognized net (gain) loss re-
 sulting from plan experience and
 changes in actuarial assumptions     166      96      1      1     167      97
Unrecognized prior service obli-
 gations resulting from plan
 amendments......................      82      99     --      1      82     100
Remaining unrecognized net obli-
 gation (asset) at initial appli-
 cation..........................    (132)   (165)    --      1    (132)   (164)
Adjustment recorded to recognize
 minimum liability...............      --      --     --     (1)     --      (1)
                                   ------  ------  -----  -----  ------  ------
Prepaid (accrued) pension cost at
 December 31.....................  $  466  $  320  $ (28) $ (16) $  438  $  304
                                   ======  ======  =====  =====  ======  ======

--------
Note: Assets of one plan may not be utilized to pay benefits of other plans.
   Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

  In December 1993, all liabilities and assets were transferred from the Case Corporation Pension Plan for Hourly-Paid Employees ("Case Plan") to the Tenneco Inc. Retirement Plan. These liabilities are currently overfunded and in January 1995, plan assets and liabilities (totaling a $133 million net asset) were transferred, in exchange for cash, from Tenneco Inc. to Tenneco Corporation, a wholly-owned subsidiary of the Company. In June 1994, all future accruals for the salaried and hourly active Case employees were transferred from the Tenneco Inc. Retirement Plan to new Case plans. Prior to the June 1994 IPO, Tennessee sold all of its farm and construction equipment net assets to Case Corporation. Therefore, all domestic and foreign Case liabilities and assets in the new Case plans are excluded from the Tennessee disclosure information beginning in 1994. Pension cost (income) for these plans has been included up to the date of the sale (for six months of 1994).

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Net periodic pension costs (income) from continuing operations for the years 1995, 1994 and 1993 consist of the following components:

                                       1995         1994          1993
                                    -----------  ------------  -----------
                                                 (MILLIONS)
Service cost--benefits earned
 during the year...................       $  50         $  59        $  56
Interest accrued on prior year's
 projected benefit obligation......         205           131          134
Expected return on plan assets--
  Actual (return) loss............. (536)          140         (315)
  Unrecognized excess (deficiency)
   of actual return over expected
   return..........................  261          (330)         126
                                    ----         -----         ----
                                           (275)         (190)        (189)
Net amortization of unrecognized
 amounts...........................         (10)           (9)          (9)
                                          -----         -----        -----
Net periodic pension costs
 (income)..........................       $ (30)        $  (9)       $  (8)
                                          =====         =====        =====

  The weighted average discount rates (which are based on long-term market rates) used in determining the 1995, 1994 and 1993 actuarial present value of the benefit obligations were 7.8%, 8.5% and 7.7%, respectively. The rate of increase in future compensation was 5.0% in 1995 and 5.1% in 1994 and 1993. The weighted average expected long-term rate of return on plan assets was 10.0% in 1995 and 1994 and 9.8% in 1993.

11. SEGMENT AND GEOGRAPHIC AREA INFORMATION

  Tennessee is a diversified industrial conglomerate with multinational operations. Tennessee's principal business segments are as follows:

  Tenneco Automotive--       International manufacturer of exhaust system
                             parts and ride control products for automobiles, which are sold in both the original equipment and replacement markets.

  Tenneco Energy--           Transporter and marketer of natural gas,
                             operating in both the regulated and nonregulated environments. Additionally, holds interests in international natural gas pipelines and domestic power generation projects.

  Tenneco Packaging--        Manufacturer of packaging materials, cartons,
                             containers and specialty packaging products for consumer and commercial markets.

  Newport News               Primary business includes the design,
  Shipbuilding--             construction and repair of U.S. Naval ships and
                             submarines, and commercial vessels.

  In addition to the principal business segments above, Tennessee also holds an investment in Case, a leading manufacturer of farm and construction equipment with primary operations in the U.S. and European Union. Tenneco, in the aggregate, holds a 21% ownership interest in Case at December 31, 1995. During 1995, Tennessee sold its Albright & Wilson chemicals segment, which was involved in the production of phosphorous chemicals and surfactants, as well as a range of specialty chemicals. For more discussion of Tennessee's farm and construction equipment and chemicals segments, see Notes 1 and 3.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  The following tables summarize certain segment and geographic information of Tennessee's businesses:

                                                     SEGMENT
                          ----------------------------------------------------------------
                                                               FARM AND                     RECLASS.
                          AUTO-                      SHIP-   CONSTRUCTION                      AND     CONSOL-
       (MILLIONS)         MOTIVE  ENERGY  PACKAGING BUILDING EQUIPMENT(C) CHEMICALS OTHER  ELIMINATION IDATED
       ----------         ------  ------  --------- -------- ------------ --------- ------ ----------- -------
AT DECEMBER 31, 1995, AND FOR THE YEAR THEN ENDED
Net sales and operating
 revenues(a)............  $2,427  $1,916   $2,750    $1,756      $ --       $ --    $   --    $  (9)   $ 8,840
                          ======  ======   ======    ======      ====       ====    ======    =====    =======
Operating profit........     243     286      467       172        --         --       317       --      1,485
Equity in net income of
 affiliated companies...       1      63       --        --        --         --         2       --         66
General corporate
 expenses...............      (9)    (16)     (10)      (12)       --         --        --       --        (47)
                          ------  ------   ------    ------      ----       ----    ------    -----    -------
Income before interest
 expense, income taxes
 and minority interest..     235     333      457       160        --         --       319       --      1,504
                          ======  ======   ======    ======      ====       ====    ======    =====    =======
Identifiable assets.....   1,864   4,098    3,862     1,467        --         --     4,221     (105)    15,407
Investment in affiliated
 companies..............       3     239        4         9        29         --         2       --        286
                          ------  ------   ------    ------      ----       ----    ------    -----    -------
   Total assets.........   1,867   4,337    3,866     1,476        29         --     4,223     (105)    15,693
                          ======  ======   ======    ======      ====       ====    ======    =====    =======
Depreciation, depletion
 and amortization.......      79     195      104        67        --         --         1       --        446
                          ======  ======   ======    ======      ====       ====    ======    =====    =======
Capital expenditures
 for continuing
 operations.............     204     334      316        77        --         --         4       --        935
                          ======  ======   ======    ======      ====       ====    ======    =====    =======
AT DECEMBER 31, 1994, AND FOR THE YEAR THEN ENDED
Net sales and operating
 revenues(a)............  $1,850  $2,378   $2,184    $1,753      $518       $ --    $   --    $  (7)   $ 8,676
                          ======  ======   ======    ======      ====       ====    ======    =====    =======
Operating profit (loss).     214     379      217       213        (8)        --       193       --      1,208
Equity in net income of
 affiliated companies...      --      52       --        --         7         --        --       --         59
General corporate
 expenses...............      (9)    (16)      (8)      (13)       --         --        --       --        (46)
                          ------  ------   ------    ------      ----       ----    ------    -----    -------
Income (loss) before
 interest expense, in-
 come taxes and minority
 interest...............     205     415      209       200        (1)        --       193       --      1,221
                          ======  ======   ======    ======      ====       ====    ======    =====    =======
Identifiable assets.....   1,477   3,241    1,884     1,353        --         --     4,056     (149)    11,862
Investment in affiliated
 companies..............       2     359        3        --        56         --        --       --        420
Identifiable assets
 related to discontinued
 operations.............      --      --       --        --        --        849        --       (4)       845
Investment in affiliated
 companies related
 to discontinued
 operations.............      --      --       --        --        --        103        --       --        103
                          ------  ------   ------    ------      ----       ----    ------    -----    -------
   Total assets.........   1,479   3,600    1,887     1,353        56        952     4,056     (153)    13,230
                          ======  ======   ======    ======      ====       ====    ======    =====    =======
Depreciation, depletion
 and amortization.......      45     100       82        70         7         --         3       --        307
                          ======  ======   ======    ======      ====       ====    ======    =====    =======
Capital expenditures
 for continuing
 operations.............     106     331      166        29         4         --        14       --        650
                          ======  ======   ======    ======      ====       ====    ======    =====    =======

See notes on page 52

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                                     SEGMENT
                          ----------------------------------------------------------------
                                                               FARM AND                      RECLASS.
                          AUTO-                      SHIP-   CONSTRUCTION                       AND     CONSOL-
       (MILLIONS)         MOTIVE  ENERGY  PACKAGING BUILDING EQUIPMENT(C) CHEMICALS OTHER   ELIMINATION IDATED
       ----------         ------  ------  --------- -------- ------------ --------- ------  ----------- -------
AT DECEMBER 31, 1993, AND FOR THE YEAR THEN ENDED
Net sales and operating
 revenues(a)............  $1,628  $2,862   $2,042    $1,861     $1,014      $ --    $    1     $ (8)    $ 9,400
                          ======  ======   ======    ======     ======      ====    ======     ====     =======
Operating profit .......     206     376      146       238         56        --       220       --       1,242
Equity in net income
 (loss) of affiliated
 companies..............      --      49        2        --         (7)       --        (1)      --          43
General corporate
 expenses...............      (8)    (14)      (9)      (13)        --        --        --       --         (44)
                          ------  ------   ------    ------     ------      ----    ------     ----     -------
Income before interest
 expense, income taxes
 and minority interest..     198     411      139       225         49        --       219       --       1,241
                          ======  ======   ======    ======     ======      ====    ======     ====     =======
Identifiable assets.....   1,044   2,953    1,712     1,277        911        --     3,392      (77)     11,212
Investment in affiliated
 companies..............       4     307        6        --        (44)       --        75       --         348
Identifiable assets
 related to discontinued
 operations.............      69      --       --        --         --       815        --       (2)        882
Investment in affiliated
 companies related
 to discontinued
 operations.............      --      --       --        --         --        62        --       --          62
                          ------  ------   ------    ------     ------      ----    ------     ----     -------
   Total assets.........   1,117   3,260    1,718     1,277        867       877     3,467      (79)     12,504
                          ======  ======   ======    ======     ======      ====    ======     ====     =======
Depreciation, depletion
 and amortization.......      44     166       77        72         16        --         3       --         378
                          ======  ======   ======    ======     ======      ====    ======     ====     =======
Capital expenditures for
 continuing operations..      89     170      124        36         11        --         1       --         431
                          ======  ======   ======    ======     ======      ====    ======     ====     =======

                                GEOGRAPHIC AREA(C)(D)
                           --------------------------------
                                                             RECLASS.
                           UNITED          EUROPEAN  OTHER      AND     CONSOL-
       (MILLIONS)          STATES   CANADA  UNION   FOREIGN ELIMINATION IDATED
       ----------          -------  ------ -------- ------- ----------- -------
AT DECEMBER 31, 1995, AND
 FOR THE YEAR THEN ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers(a)...........  $ 7,336   $149   $1,140   $215      $  --    $ 8,840
 Transfers among geo-
  graphic areas(b).......       74     43       27     29       (173)        --
                           -------   ----   ------   ----      -----    -------
   Total.................    7,410    192    1,167    244       (173)     8,840
                           =======   ====   ======   ====      =====    =======
Operating profit.........    1,340     25       90     30         --      1,485
Equity in net income of
 affiliated companies....       65     --        1     --         --         66
General corporate ex-
 penses..................      (47)    --       --     --         --        (47)
                           -------   ----   ------   ----      -----    -------
Income before interest
 expense, income taxes
 and minority interest...    1,358     25       91     30         --      1,504
                           =======   ====   ======   ====      =====    =======
Identifiable assets......   13,067    277    1,252    904        (93)    15,407
Investment in affiliated
 companies...............      244      2        2     38         --        286
                           -------   ----   ------   ----      -----    -------
   Total assets..........   13,311    279    1,254    942        (93)    15,693
                           =======   ====   ======   ====      =====    =======

See notes on following page.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 GEOGRAPHIC AREA(C)(D)
                            --------------------------------
                                                              RECLASS.
                            UNITED          EUROPEAN  OTHER      AND     CONSOL-
        (MILLIONS)          STATES   CANADA  UNION   FOREIGN ELIMINATION IDATED
        ----------          -------  ------ -------- ------- ----------- -------
AT DECEMBER 31, 1994, AND
 FOR THE YEAR THEN ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers(a)............  $ 7,327   $16    $1,056   $277      $ --     $8,676
 Transfers among geo-
  graphic areas(b)........       19    --        58     37      (114)        --
                            -------   ---    ------   ----      ----     ------
   Total..................    7,346    16     1,114    314      (114)     8,676
                            =======   ===    ======   ====      ====     ======
Operating profit..........    1,082     2        82     42        --      1,208
Equity in net income
 (loss) of affiliated com-
 panies...................       59    --         1     (1)       --         59
General corporate ex-
 penses...................      (46)   --        --     --        --        (46)
                            -------   ---    ------   ----      ----     ------
Income before interest ex-
 pense, income taxes and
 minority interest........    1,095     2        83     41        --      1,221
                            =======   ===    ======   ====      ====     ======
Identifiable assets.......   10,151   155     1,339    327      (110)    11,862
Investment in affiliated
 companies................      417    --        --      3        --        420
Identifiable assets re-
 lated to discontinued op-
 erations.................      177    43       602     42       (19)       845
Investment in affiliated
 companies related to
 discontinued operations..       26    --         3     74        --        103
                            -------   ---    ------   ----      ----     ------
   Total assets...........   10,771   198     1,944    446      (129)    13,230
                            =======   ===    ======   ====      ====     ======
AT DECEMBER 31, 1993, AND
 FOR THE YEAR THEN ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers(a)............  $ 7,608   $11    $1,467   $314      $ --     $9,400
 Transfers among geo-
  graphic areas(b)........       31    --        61     27      (119)        --
                            -------   ---    ------   ----      ----     ------
   Total..................    7,639    11     1,528    341      (119)     9,400
                            =======   ===    ======   ====      ====     ======
Operating profit .........    1,065     1       109     67        --      1,242
Equity in net income
 (loss) of affiliated com-
 panies...................       48    --        (5)    --        --         43
General corporate ex-
 penses...................      (44)   --        --     --        --        (44)
                            -------   ---    ------   ----      ----     ------
Income before interest ex-
 pense, income taxes and
 minority interest........    1,069     1       104     67        --      1,241
                            =======   ===    ======   ====      ====     ======
Identifiable assets.......    9,321     7     1,520    396       (32)    11,212
Investment in affiliated
 companies................      313    --        27      8        --        348
Identifiable assets re-
 lated to discontinued op-
 erations.................      219    64       565     43        (9)       882
Investment in affiliated
 companies related to
 discontinued operations..       26    --         5     31        --         62
                            -------   ---    ------   ----      ----     ------
   Total assets...........    9,879    71     2,117    478       (41)    12,504
                            =======   ===    ======   ====      ====     ======

--------
Notes: (a) Contracts with U.S. government agencies (primarily shipbuilding contracts with the U.S. Navy) accounted for $1.7 billion, $1.7 billion and $1.8 billion for 1995, 1994 and 1993, respectively.
       (b) Products are transferred between geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.
       (c) In July 1994, Tennessee's accounting for its farm and construction equipment segment changed due to the June 1994 reorganization and IPO. For additional information, see Notes 1 and 3.
       (d) As reflected above, Tennessee's segments principally market their products and services in the United States, with significant sales in the European Union and other foreign countries.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Tennessee is engaged in the sale of products for export from the United States. Such sales are reflected in the table below:

                                                                (MILLIONS)
                                                              --------------
    GEOGRAPHIC AREA               PRINCIPAL PRODUCTS          1995 1994 1993
    ---------------               ------------------          ---- ---- ----
Canada.................. Paperboard products, molded and
                          pressed pulp goods, corrugated
                          boxes, aluminum and plastics,
                          natural gas ....................... $ 87 $ 75 $115
European Union.......... Molded and pressed pulp goods,
                          paperboard products, corrugated
                          boxes, aluminum and plastics,
                          navigation aids (1993 only), tanker
                          construction and repair work (1995
                          only)..............................  164   23   36
Other Foreign........... Ride control systems, molded and
                          pressed pulp goods, paperboard
                          products, corrugated boxes,
                          aluminum and plastics .............  113   49   60
                                                              ---- ---- ----
Total Export Sales........................................... $364 $147 $211
                                                              ==== ==== ====

12. COMMITMENTS AND CONTINGENCIES

 Capital Commitments

  Tennessee estimates that expenditures aggregating approximately $1.2 billion will be required after December 31, 1995, to complete facilities and projects authorized at such date, and substantial commitments have been made in connection therewith.

 Purchase Obligations

  In connection with the financing commitments of certain joint ventures, Tennessee has entered into unconditional purchase obligations for products and services of $145 million ($106 million on a present value basis) at December 31, 1995. Tennessee's annual obligations under these agreements are $22 million for the years 1996 through 2000. Payments under such obligations, including additional purchases in excess of contractual obligations, were $26 million, $34 million and $31 million for the years 1995, 1994 and 1993, respectively. In addition, in connection with the Great Plains coal gasification project (Dakota Gasification Company), the Company has contracted to purchase 30% of the output of the plant's original design capacity for a remaining period of 14 years. The Company has executed a settlement of this contract as a part of its gas supply realignment negotiations discussed in
Note 6.

 Lease Commitments

  Tennessee holds certain of its facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are $145 million, $134 million, $132 million, $119 million and $123 million for the years 1996, 1997, 1998, 1999 and 2000, respectively, and $925 million for subsequent years. Of these amounts, $81 million for 1996, $84 million for 1997, $93 million for 1998, $86 million for 1999, $92 million for 2000 and $689 million for subsequent years are lease payment commitments to GECC, John Hancock and Metropolitan Life for assets purchased from

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

Georgia-Pacific in January 1991 and leased to Tenneco Packaging. Commitments under capital leases were not significant to the accompanying financial statements. Total rental expense for continuing operations for the years 1995, 1994 and 1993, was $178 million, $168 million and $173 million, respectively, including minimum rentals under non-cancelable operating leases of $172 million, $168 million and $173 million for the corresponding periods.

 Litigation

  Reference is made to Note 6, "Federal Energy Regulatory Commission ("FERC") Regulatory Matters," for information concerning gas supply litigation. Tennessee Gas Pipeline Company and its subsidiaries are parties to numerous other legal proceedings arising from their operations. Tennessee believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tennessee Gas Pipeline Company and its consolidated subsidiaries.

 Environmental Matters

  Since 1988, the Company has been engaged in an internal project to identify and deal with the presence of polychlorinated biphenyls ("PCBs") and other substances of concern, including substances on the U.S. Environmental Protection Agency List of Hazardous Substances ("HS List") at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While conducting this project, the Company has been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, in order to assure that its efforts meet regulatory requirements.

  Tennessee has established a reserve for the Company's environmental expenses, which includes: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through December 31, 1995, Tennessee has charged approximately $147 million against the environmental reserve, excluding recoveries related to the Company's environmental settlement as discussed below. Of the remaining reserve, $38 million has been recorded on the balance sheet under "Payables-trade" and $126 million under "Deferred credits and other liabilities."

  Due to the current uncertainty regarding the further activity necessary for the Company to address the presence of the PCBs, the substances on the HS List and other substances of concern on its sites, including the requirements for additional site characterization, the actual amount of such substances at the sites, and the final, site-specific cleanup decisions to be made with respect to cleanup levels and remediation technologies, the Company cannot at this time accurately project what additional costs, if any, may arise from future characterization and remediation activities. While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, Tennessee continues to believe that the recorded estimate for the reserve is adequate.

  Following negotiations with its customers, the Company in May 1995 filed with the FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that addresses the recovery of environmental costs currently being recovered in its rates and also establishes a mechanism for recovering a substantial portion of the environmental costs that will be expended in the future. In November 1995, the FERC issued an order approving the Environmental Stipulation. Although one shipper on its system has filed for rehearing, the Company believes the Environmental Stipulation will be upheld. The effects of the Environmental Stipulation, which is effective as of July 1, 1995, have been recorded with no material effect on Tennessee's

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES financial position or results of operations. As of December 31, 1995, the balance of the regulatory asset is $74 million.

  Tennessee has completed settlements with and has received payments from the majority of its liability insurance policy carriers for remediation costs and related claims. Tennessee believes that the likelihood of recovery of a portion of its remediation costs and claims against the remaining carriers in its pending litigation is reasonably possible. In addition, the Company has settled its pending litigation against and received payment from the manufacturer of the PCB-containing lubricant. These recoveries have been considered in the Company's recording of its environmental settlement with its customers.

  Tennessee has identified other sites in its various operating divisions where environmental remediation expense may be required should there be a change in ownership, operations or applicable regulations. These possibilities cannot be predicted or quantified at this time and accordingly, no provision has been recorded. However, provisions have been made for all instances where it has been determined that the incurrence of any material remedial expense is reasonably possible. Tennessee believes that the provisions recorded for environmental exposures are adequate based on current estimates.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           INCOME                     INCOME
                                       BEFORE INTEREST             (LOSS) FROM     CUMULATIVE
                             NET SALES    EXPENSE,                 DISCONTINUED EFFECT OF CHANGE
                                AND     INCOME TAXES   INCOME FROM OPERATIONS,   IN ACCOUNTING
        QUARTER              OPERATING  AND MINORITY   CONTINUING     NET OF     PRINCIPLE, NET   NET
       (MILLIONS)            REVENUES     INTEREST     OPERATIONS   INCOME TAX   OF INCOME TAX   INCOME
       ----------            --------- --------------- ----------- ------------ ---------------- ------
1995.................... 1st  $2,150       $  391         $185        $  --           $ --        $185
                         2nd   2,183          442          206           --             --         206
                         3rd   2,121          311          145           --             --         145
                         4th   2,386          360          200           --             --         200
                              ------       ------         ----        -----           ----        ----
                              $8,840       $1,504         $736        $  --           $ --        $736
                              ======       ======         ====        =====           ====        ====
1994.................... 1st  $2,257       $  265         $122        $   6           $(13)       $115
                         2nd   2,378          275           97           (8)            --          89
                         3rd   2,011          376          216            7             --         223
                         4th   2,030          305          230         (167)            --          63
                              ------       ------         ----        -----           ----        ----
                              $8,676       $1,221         $665        $(162)          $(13)       $490
                              ======       ======         ====        =====           ====        ====

--------
Notes: Reference is made to Notes 2 and 3 for discussion of items affecting quarterly results.

      (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There has been no change in accountants during 1995 or 1994, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which in either case is required to be reported pursuant to this Item 9.

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

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

                                                                            PAGE
                                                                            ----
Tennessee Gas Pipeline Company--
  Statements of income for each of the three years ended December 31,
   1995...................................................................   57
  Statements of cash flows for each of the three years ended December 31,
   1995...................................................................   58
  Balance Sheets--December 31, 1995 and 1994..............................   59
  Notes to financial statements...........................................   60
Schedule of Tennessee Gas Pipeline Company and Consolidated Subsidiaries--
  Schedule II--Valuation and qualifying accounts--three years ended
   December 31, 1995......................................................   61

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

                  Schedule I--Condensed financial information of registrant

                  Schedule III--Real estate and accumulated depreciation

                  Schedule IV--Mortgage loans on real estate

                  Schedule V--Supplemental Information Concerning Property--
                              Casualty Insurance Operations

                         TENNESSEE GAS PIPELINE COMPANY

                              STATEMENTS OF INCOME

                                                          (MILLIONS)
                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
Revenues:
  Net sales and operating revenues--
    Automotive................................... $    647  $    621  $    559
    Energy.......................................      830     1,040     1,212
                                                  --------  --------  --------
                                                     1,477     1,661     1,771
  Interest income--
    Affiliated companies.........................       60        92        39
    Other........................................       18        16         9
  Gain (loss) on sale of businesses and assets,
   net...........................................       (5)        4        11
  Other income, net..............................       75        18        42
                                                  --------  --------  --------
                                                     1,625     1,791     1,872
                                                  --------  --------  --------
Costs and Expenses:
  Cost of sales (exclusive of depreciation shown
   below)........................................      481       424       362
  Operating expenses.............................      378       591       688
  Selling, general and administrative............      251       224       219
  Depreciation and amortization..................      167        97       170
  Interest expense (net of interest
   capitalized)--
    Affiliated companies.........................      126       118        52
    Other........................................      134       158       198
                                                  --------  --------  --------
                                                     1,537     1,612     1,689
                                                  --------  --------  --------
Income From Continuing Operations Before Income
 Tax Expense and Equity in Net Income From
 Continuing Operations of Affiliated Companies...       88       179       183
                                                  --------  --------  --------
Income Tax Expense (Benefit):
  Current........................................       12        43        53
  Deferred.......................................       50        (1)        8
                                                  --------  --------  --------
                                                        62        42        61
                                                  --------  --------  --------
Equity in Net Income From Continuing Operations
 of Affiliated Companies.........................      710       528       512
                                                  --------  --------  --------
Income From Continuing Operations................      736       665       634
Income (Loss) From Discontinued Operations, Net
 of Income Tax...................................       --      (162)       59
                                                  --------  --------  --------
Income Before Extraordinary Loss.................      736       503       693
Extraordinary Loss, Net of Income Tax............       --        --       (24)
                                                  --------  --------  --------
Income Before Cumulative Effect of Change in
 Accounting Principle............................      736       503       669
Cumulative Effect of Change in Accounting
 Principle, Net of Income Tax....................       --       (13)       --
                                                  --------  --------  --------
Net Income....................................... $    736  $    490  $    669
                                                  ========  ========  ========

 (The accompanying notes to financial statements are an integral part of these statements of income.)

                         TENNESSEE GAS PIPELINE COMPANY

                            STATEMENTS OF CASH FLOWS

                                                           (MILLIONS)
                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
Operating Activities:
 Income from continuing operations...............  $    736  $    665  $    634
 Adjustments to reconcile income from continuing
  operations to cash provided (used) by continuing
  operations--
   Depreciation and amortization.................       167        97       170
   Deferred income taxes.........................        50        (1)        8
   Equity in net income of affiliated companies,
    net of dividends.............................      (665)     (528)     (480)
   (Gain) loss on sale of businesses and assets,
    net..........................................         5        (4)      (11)
   Changes in components of working capital--
    (Increase) decrease in receivables...........       262        (4)      201
    (Increase) decrease in inventories...........       (11)       (7)       (6)
    (Increase) decrease in prepayments and other
     current assets..............................       (34)       20        14
    Increase (decrease) in payables..............        (3)        4      (258)
    Increase (decrease) in taxes accrued.........       (32)      (18)       37
    Increase (decrease) in interest accrued......       (20)       (7)      (21)
    Increase (decrease) in natural gas pipeline
     revenue reservation.........................      (161)     (103)      141
    Increase (decrease) in other current
     liabilities.................................       (64)      (21)      (60)
   Take-or-pay (refunds to customers)
    recoupments, net.............................        36        26       (34)
   Other.........................................        (3)      (87)      (58)
                                                   --------  --------  --------
    Cash provided (used) by continuing
     operations..................................       263        32       277
    Cash provided (used) by discontinued
     operations..................................        --        (3)       (5)
                                                   --------  --------  --------
Net Cash Provided (Used) by Operating Activities.       263        29       272
                                                   --------  --------  --------
Investing Activities:
 Net proceeds (expenditures) related to the sale
 of discontinued operations......................        (2)        5        --
 Net proceeds from sale of investments and other
 assets..........................................        56        18        12
 Expenditures for plant, property and equipment--
   Continuing operations.........................      (269)     (254)     (172)
   Discontinued operations.......................        --        (1)       (2)
 Acquisitions of businesses......................        (8)       (4)      (10)
 Decrease in Tenneco Inc. receivables............        --       203       716
 Investments in affiliated companies and other...      (291)       47      (161)
                                                   --------  --------  --------
Net Cash Provided (Used) by Investing Activities.      (514)       14       383
                                                   --------  --------  --------
Financing Activities:
 Capital contribution from (distribution to)
  affiliates, net ...............................       112        --        --
 Retirement of long-term debt....................      (242)       --      (795)
 Net increase (decrease) in short-term debt
  excluding current maturities on long-term debt.      (388)     (123)      (76)
 Increase in notes payable to Tenneco Inc. ......       440       181        --
 Increase in note payable to Tenneco United
  Kingdom Holdings Limited.......................       474        --        --
 Net increase in advances from affiliated
  companies......................................      (145)     (101)      213
                                                   --------  --------  --------
Net Cash Provided (Used) by Financing Activities.       251       (43)     (658)
                                                   --------  --------  --------
Increase (Decrease) in Cash and Temporary Cash
 Investments.....................................        --        --        (3)
Cash and Temporary Cash Investments, January 1...        --        --         3
                                                   --------  --------  --------
Cash and Temporary Cash Investments, December 31
 (Note)..........................................  $     --  $     --  $     --
                                                   ========  ========  ========
Cash Paid During the Year for Interest...........  $    275  $    276  $    271
Cash Paid During the Year for Income Taxes (net
 of refunds).....................................  $     46  $     50  $     15

--------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

                         TENNESSEE GAS PIPELINE COMPANY

                                 BALANCE SHEETS

                                                                 (MILLIONS)
                                                                DECEMBER 31,
                                                               ---------------
                            ASSETS                              1995    1994
                            ------                             ------- -------
Current Assets:
 Receivables--
  Customers (net)............................................. $    32 $    53
  Affiliated companies........................................     171     207
  Gas transportation and exchange.............................      46     178
  Other.......................................................     124      50
 Inventories--
  Raw material, work in process and finished products.........      59      46
  Materials and supplies......................................      18      18
 Deferred income taxes........................................      --      18
 Prepaid pension..............................................      62      55
 Prepayments and other........................................      55      54
                                                               ------- -------
                                                                   567     679
                                                               ------- -------
Investments and Other Assets:
 Investment in affiliated companies...........................  13,885  11,697
 Other........................................................     617     288
                                                               ------- -------
                                                                14,502  11,985
                                                               ------- -------
Plant, Property and Equipment, at cost:
 Automotive...................................................     358     285
 Energy.......................................................   5,142   5,027
                                                               ------- -------
                                                                 5,500   5,312
 Less--Reserves for depreciation and amortization.............   3,281   3,207
                                                               ------- -------
                                                                 2,219   2,105
                                                               ------- -------
                                                               $17,288 $14,769
                                                               ======= =======
             LIABILITIES AND SHAREOWNER'S EQUITY
             -----------------------------------
Current Liabilities:
 Current maturities on long-term debt......................... $   251  $  242
 Notes payable to Tenneco Inc. ...............................     621     181
 Note payable to Tenneco United Kingdom Holdings Limited......     474      --
 Subordinated demand note payable to Tenneco Corporation......   4,107   4,495
 Payables--
  Trade and other.............................................     139     178
  Affiliated companies........................................     108      17
  Gas transportation and exchange.............................      12     118
 Taxes accrued................................................      26      54
 Deferred income taxes........................................      20      --
 Interest accrued.............................................      26      35
 Natural gas pipeline revenue reservation.....................      26     187
 Other........................................................     329     143
                                                               ------- -------
                                                                 6,139   5,650
                                                               ------- -------
Long-term Debt................................................     506     748
                                                               ------- -------
Advances from Affiliated Companies............................     583     755
                                                               ------- -------
Deferred Income Taxes.........................................     363     357
                                                               ------- -------
Deferred Credits and Other Liabilities........................     387     300
                                                               ------- -------
Commitments and Contingencies
Shareowner's Equity:
 Common stock, par value $5 per share, authorized, issued and
  outstanding 200 shares......................................      --      --
 Premium on common stock and other capital surplus............   4,903   3,494
 Cumulative translation adjustments...........................      32    (174)
 Retained earnings............................................   4,375   3,639
                                                               ------- -------
                                                                 9,310   6,959
                                                               ------- -------
                                                               $17,288 $14,769
                                                               ======= =======

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

Accounting Policies

  Majority-owned subsidiaries and companies in which at least a 20% voting interest is owned are carried at cost plus equity in undistributed earnings since date of acquisition and cumulative translation adjustments. At December 31, 1995, equity in undistributed earnings and cumulative translation adjustments amounted to $1,987 million and $31 million, respectively; at December 31, 1994, the corresponding amounts were $1,244 million and $(150) million, respectively.

  Dividends received from companies accounted for on an equity basis amounted to $45 million, none and $32 million for 1995, 1994 and 1993, respectively.

  Tennessee Gas Pipeline Company charged corporate overhead expenses to its subsidiaries in the amount of $32 million, $31 million and $36 million for the years 1995, 1994 and 1993, respectively.

Income Taxes

  Tennessee Gas Pipeline Company and its parent, Tenneco Inc., together with certain of their respective subsidiaries which are owned 80% or more, have entered into an agreement to file a consolidated U.S. federal income tax return. Such agreement provides, among other things, that (1) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis and (2) each company in a tax loss position will be currently reimbursed to the extent its deductions, including general business credits, are utilized in the consolidated return.

  Tennessee Gas Pipeline Company's pre-tax earnings from continuing operations (excluding equity in net income from continuing operations of affiliated companies) for the years 1995, 1994 and 1993 are principally domestic. The differences between the income tax expense, reflected in the Statements of Income, of $62 million, $42 million and $61 million for the years 1995, 1994 and 1993 and the income tax expense, computed based on pre-tax income from continuing operations at the U.S. federal income tax rates, of $279 million, $247 million and $243 million, respectively, consisted principally of the tax effect of equity in net income from continuing operations of affiliated companies in each of the three years and permanent differences on the sale of businesses in 1995 and 1994.

Long-Term Debt and Current Maturities

  The aggregate maturities and sinking fund requirements applicable to the long-term debt issues outstanding at December 31, 1995, are $251 million, $326 million, $1 million, none and none for 1996, 1997, 1998, 1999 and 2000, respectively.

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

 (The above notes are an integral part of the foregoing financial statements.)

                                                                     SCHEDULE II

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                   (MILLIONS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        COLUMN A           COLUMN B        COLUMN C         COLUMN D  COLUMN E
------------------------------------------------------------------------------
                                           ADDITIONS
                                     ---------------------
                          BALANCE AT CHARGED TO CHARGED TO            BALANCE
                          BEGINNING  COSTS AND    OTHER    DEDUCTIONS  AT END
       DESCRIPTION         OF YEAR    EXPENSES   ACCOUNTS    (NOTE)   OF YEAR
------------------------------------------------------------------------------
Allowance for Doubtful
 Accounts Deducted from
 Assets to Which it
  Applies:
  Year Ended December 31,
   1995..................    $48        $29        $--        $27       $50
                             ===        ===        ===        ===       ===
  Year Ended December 31,
   1994..................    $66        $16        $ 2        $36       $48
                             ===        ===        ===        ===       ===
  Year Ended December 31,
   1993..................    $51        $39        $ 1        $25       $66
                             ===        ===        ===        ===       ===

--------
Note: For 1994, primarily the result of the reorganization and sale of Case.
      For 1995, 1994 and 1993, includes uncollectible accounts written off, net of recoveries on accounts previously written off.

                              REPORTS ON FORM 8-K

  During the fourth quarter of the fiscal year ended December 31, 1995, the Company did not file with the Securities and Exchange Commission any Current Reports on Form 8-K.

                                    EXHIBITS

  Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

     3(a)    --Certificate of Incorporation as amended and supplemented as of
              January 31, 1995 (Exhibit 3(a) to Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4101).
     3(b)    --Copy of By-Laws of Tennessee Gas Pipeline Company as amended
              October 2, 1989 (Exhibit 3(b) to Form 10-K for fiscal year ended
              December 31, 1992, File No. 1-4101).
     4       --Included in Exhibits 3(a) and 3(b).
     9       --None.
    10(b)(1) --Lease Agreement, Tomahawk, dated as of January 30, 1991, between
              The Connecticut National Bank, as Owner Trustee, and Packaging
              Corporation of America (Exhibit 10(b)(1) to Form 10-K of Tenneco
              Inc. for the fiscal year ended December 31, 1990, File No. 1-
              9864).
    10(b)(2) --Lease Agreement, Valdosta, dated as of January 30, 1991, between
              The Connecticut National Bank, Philip G. Kane, Jr., Frank
              McDonald, Jr., and William R. Monroe, as Owner Trustee, and
              Packaging Corporation of America (Exhibit 10(b)(2) to Form 10-K
              of Tenneco Inc. for the fiscal year ended December 31, 1990, File
              No. 1-9864).
    10(b)(3) --Timberland Lease dated January 31, 1991, by and between Four
              States Timber Venture and Packaging Corporation of America
              (Exhibit 10(b)(3) to Form 10-K of Tenneco Inc. for the fiscal year ended December 31, 1990, File No. 1-9864).
    11       --None.
    12       --None.
    13       --None.
    16       --None.
    18       --None.
    21       --None.
    22       --Omitted pursuant to the reduced disclosure format permitted by
              General Instruction J to Form 10-K.
    23       --None.
    24       --None.
   *27       --Financial Data Schedule.
    28       --None.
    99       --None.


UNDERTAKING.

  The undersigned, Tennessee Gas Pipeline Company, hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of Tennessee Gas Pipeline Company and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10% of the total consolidated assets of Tennessee Gas Pipeline Company and its consolidated subsidiaries.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Tennessee Gas Pipeline Company



                                                     S. D. Chesebro
                                         By __________________________________
                                                     S. D. Chesebro
                                           Chairman and Chief Executive Officer

Date: February 21, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

          S. D. Chesebro             Principal Executive Officer   February 21, 1996
____________________________________  and Director
          S. D. Chesebro

         Robert T. Blakely           Principal Financial and       February 21, 1996
____________________________________  Accounting Officer
         Robert T. Blakely

            Dana G. Mead             Director                      February 21, 1996
____________________________________
            Dana G. Mead