Form 10-Q
period 1996-03-31
TENNESSEE GAS PIPELINE CO
filed 1996-05-15
CIK 97142

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-4101

                               ----------------

                        TENNESSEE GAS PIPELINE COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              74-1056569
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

   TENNECO ENERGY BUILDING, HOUSTON,                    77002
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

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $5 per share, 200 shares as of March 31, 1996.


  TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tennessee Gas Pipeline Company and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   3
    Balance Sheets........................................................   4
    Statements of Changes in Shareowner's Equity..........................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  11
Part II--Other Information
  Item 1. Legal Proceedings...............................................  16
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................  18
  Item 6. Exhibits and Reports on Form 8-K................................  18

- --------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                 (MILLIONS)
                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                               -----------------
                                                               1996   1995
                                                               -----  -----
Revenues:
  Net sales and operating revenues--
    Automotive...............................................  $ 669  $ 589
    Energy...................................................    744    505
    Packaging................................................    853    636
    Shipbuilding.............................................    438    421
    Other....................................................     (2)    (1)
                                                               -----  -----
                                                               2,702  2,150
  Other income--
    Interest income--
      Affiliated companies...................................     85     84
      Other..................................................      7      8
    Equity in net income of affiliated companies.............     10     16
    Gain on sale of businesses and assets, net...............     11     14
    Other income, net........................................      4      9
                                                               -----  -----
                                                               2,819  2,281
                                                               -----  -----
Costs and Expenses:
  Cost of sales (exclusive of depreciation shown below)......  1,477  1,242
  Cost of gas sold...........................................    434    272
  Operating expenses.........................................    141     99
  Selling, general and administrative........................    235    175
  Depreciation, depletion and amortization...................    138    102
                                                               -----  -----
                                                               2,425  1,890
                                                               -----  -----
Income Before Interest Expense, Income Taxes and Minority In-
 terest......................................................    394    391
                                                               -----  -----
Interest Expense (net of interest capitalized):
  Affiliated companies.......................................     38     28
  Other......................................................     25     37
                                                               -----  -----
                                                                  63     65
                                                               -----  -----
Income Before Income Taxes and Minority Interest.............    331    326
Income Tax Expense...........................................    109    133
                                                               -----  -----
Income Before Minority Interest..............................    222    193
Minority Interest............................................      6      8
                                                               -----  -----
Income From Continuing Operations............................    216    185
Income From Discontinued Operations, Net of Income Tax.......     37     --
                                                               -----  -----
Net Income...................................................  $ 253  $ 185
                                                               =====  =====

 (The accompanying notes to financial statements are an integral part of these statements of income.)

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                (MILLIONS)
                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                               ---------------
                                                               1996  1995
                                                               ----  ----
Cash Flows From Operating Activities:
  Income from continuing operations..........................  $216  $185
  Adjustments to reconcile income from continuing operations to cash provided (used) by continuing operations--
    Depreciation, depletion and amortization.................   138   102
    Equity in net (income) loss of affiliated companies, net
     of dividends............................................    (6)  (16)
    Deferred income taxes....................................   (65)   14
    Gain on sale of businesses and assets, net...............   (11)  (14)
    Changes in components of working capital--
      (Increase) decrease in receivables.....................   (89) (103)
      (Increase) decrease in inventories.....................   (68) (155)
      (Increase) decrease in prepayments and other current
       assets................................................   (12)   (5)
      Increase (decrease) in payables........................  (198) (225)
      Increase (decrease) in taxes accrued...................   147    96
      Increase (decrease) in interest accrued................     1    (3)
      Increase (decrease) in natural gas pipeline revenue
       reservation...........................................    17  (177)
      Increase (decrease) in other current liabilities.......   (77)    3
    Take-or-pay (refunds to customers) recoupments, net......     1    14
    Other....................................................   (19)   73
                                                               ----  ----
      Cash provided (used) by continuing operations..........   (25) (211)
      Cash provided (used) by discontinued operations........    --    61
                                                               ----  ----
Net Cash Provided (Used) by Operating Activities.............   (25) (150)
                                                               ----  ----
Cash Flows From Investing Activities:
  Net proceeds (expenditures) related to the sale of
   discontinued operations...................................    33   703
  Net proceeds from sale of businesses and assets............   242    34
  Expenditures for plant, property and equipment--
    Continuing operations....................................  (170) (117)
    Discontinued operations..................................    --    (4)
  Acquisitions of businesses.................................   (14)   (3)
  (Increase) decrease in Tenneco Inc. receivables............   (10) (126)
  (Increase) decrease in notes receivable from other
   affiliates................................................    --  (271)
  Investments and other......................................   (25)   12
                                                               ----  ----
Net Cash Provided (Used) by Investing Activities.............    56   228
                                                               ----  ----
Cash Flows From Financing Activities:
  Capital distribution to affiliate..........................    --   (28)
  Retirement of long-term debt...............................    (2)  (15)
  Net increase (decrease) in short-term debt excluding
   current maturities on long-term debt......................     1   (17)
                                                               ----  ----
Net Cash Provided (Used) by Financing Activities.............    (1)  (60)
                                                               ----  ----
Effect of Foreign Exchange Rate Changes on Cash and Temporary
 Cash Investments............................................    --     5
                                                               ----  ----
Increase (Decrease) in Cash and Temporary Cash Investments...    30    23
Cash and Temporary Cash Investments, January 1...............   193   459
                                                               ----  ----
Cash and Temporary Cash Investments, March 31 (Note).........  $223  $482
                                                               ====  ====
Cash Paid During the Period for Interest.....................  $ 59  $ 66
Cash Paid During the Period for Income Taxes (net of
 refunds)....................................................  $ 27  $ 23

- -------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                          (MILLIONS)
                                               MARCH 31, DECEMBER 31, MARCH 31,
                    ASSETS                       1996        1995       1995
                    ------                     --------- ------------ ---------
Current Assets:
  Cash and temporary cash investments.........  $   223    $   193     $   482
  Receivables--
    Customer notes and accounts (net).........      608        465         465
    Affiliated companies......................      700        757         391
    Gas transportation and exchange...........      115         64         221
    Other.....................................      252        486         208
  Notes receivable from Tenneco Inc...........    3,364      3,354       3,327
  Inventories--
    Finished goods............................      434        395         268
    Work in process...........................      100        101          90
    Long-term contracts in progress, less
     progress billings........................      299        264         207
    Raw materials.............................      251        248         224
    Materials and supplies....................      161        166         142
  Deferred income taxes.......................       36         18          69
  Prepayments and other.......................      289        253         262
                                                -------    -------     -------
                                                  6,832      6,764       6,356
                                                -------    -------     -------
Investments and Other Assets:
  Investment in affiliated companies..........      242        286         441
  Long-term receivables--
    Notes and other (net).....................       65        105         145
    Affiliated companies......................       18          1         271
  Investment in subsidiaries in excess of fair
   value of net assets at date of acquisition,
   less amortization..........................      575        616         309
  Deferred income taxes.......................       61         52          55
  Other.......................................    1,653      1,656       1,289
                                                -------    -------     -------
                                                  2,614      2,716       2,510
                                                -------    -------     -------
Plant, Property and Equipment, at cost........   11,986     11,824      10,210
  Less--Reserves for depreciation, depletion
   and amortization...........................    5,714      5,611       5,428
                                                -------    -------     -------
                                                  6,272      6,213       4,782
                                                -------    -------     -------
                                                $15,718    $15,693     $13,648
                                                =======    =======     =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                              (MILLIONS)
                                                   MARCH 31, DECEMBER 31, MARCH 31,
       LIABILITIES AND SHAREOWNER'S EQUITY           1996        1995       1995
       -----------------------------------         --------- ------------ ---------
Current Liabilities:
  Short-term debt (including current maturities on
   long-term debt)................................  $   574    $   346     $   295
  Payables--
    Trade.........................................    1,000      1,065         779
    Affiliated companies..........................       59        216         119
    Gas transportation and exchange...............       77         28         160
  Taxes accrued...................................      496        391         283
  Interest accrued................................       38         27          56
  Natural gas pipeline revenue reservation........       45         27           5
  Other...........................................      792      1,020       1,005
                                                    -------    -------     -------
                                                      3,081      3,120       2,702
                                                    -------    -------     -------
Long-term Debt....................................      302        550         782
                                                    -------    -------     -------
Deferred Income Taxes.............................      901        989       1,237
                                                    -------    -------     -------
Postretirement Benefits...........................      617        609         601
                                                    -------    -------     -------
Deferred Credits and Other Liabilities............      779        623         546
                                                    -------    -------     -------
Commitments and Contingencies
Minority Interest.................................      491        492         479
                                                    -------    -------     -------
Shareowner's Equity:
  Common stock, par value $5 per share,
   authorized, issued and outstanding 200 shares..       --         --          --
  Premium on common stock and other capital
   surplus........................................    4,903      4,903       3,466
  Cumulative translation adjustments..............       16         32          11
  Retained earnings...............................    4,628      4,375       3,824
                                                    -------    -------     -------
                                                      9,547      9,310       7,301
                                                    -------    -------     -------
                                                    $15,718    $15,693     $13,648
                                                    =======    =======     =======


 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNER'S EQUITY

                                  (UNAUDITED)

                                                   (MILLIONS EXCEPT SHARE
                                                          AMOUNTS)
                                                  THREE MONTHS ENDED MARCH
                                                             31,
                                                 ----------------------------
                                                     1996           1995
                                                 -------------  -------------
                                                 SHARES AMOUNT  SHARES AMOUNT
                                                 ------ ------  ------ ------
Common Stock:
  Balance January 1 and March 31................  200   $   --   200   $   --
                                                  ===   ------   ===   ------
Premium on Common Stock and Other Capital
 Surplus:
  Balance January 1 ............................         4,903          3,494
    Capital distribution to affiliate...........            --            (28)
                                                        ------         ------
  Balance March 31..............................         4,903          3,466
                                                        ------         ------
Cumulative Translation Adjustments:
  Balance January 1.............................            32           (174)
    Translation of foreign currency statements..           (16)            58
    Sale of investment in foreign subsidiary....            --            127
                                                        ------         ------
  Balance March 31..............................            16             11
                                                        ------         ------
Retained Earnings:
  Balance January 1.............................         4,375          3,639
    Net income..................................           253            185
                                                        ------         ------
  Balance March 31..............................         4,628          3,824
                                                        ------         ------
      Total.....................................        $9,547         $7,301
                                                        ======         ======


 (The accompanying notes to financial statements are an integral part of these statements of changes in shareowner's equity.)

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tennessee Gas Pipeline Company (the "Company"), the accompanying unaudited financial statements of Tennessee Gas Pipeline Company and Consolidated Subsidiaries ("Tennessee") contain all adjustments necessary to present fairly the financial position as of March 31, 1996, and the results of operations; changes in shareowner's equity; and cash flows for the periods indicated.

  Prior year's financial statements have been reclassified where appropriate to conform to 1996 presentations. Also, prior year's financial statements have been restated where appropriate to reflect the farm and construction equipment segment as discontinued operations. See note 5 for additional information.

  (2) Pursuant to Order 636 issued by the Federal Energy Regulatory Commission ("FERC") on April 8, 1992, the Company implemented revisions to its tariff, effective on September 1, 1993, which restructured its transportation, storage and sales services to convert the Company from primarily a merchant to primarily a transporter of gas. As a result of this restructuring, the Company's gas sales declined while certain obligations to producers under long-term gas supply contracts continued, causing the Company to incur significant restructuring transition costs. Pursuant to the provisions of Order 636 allowing for the recovery of transition costs related to the restructuring, the Company has made filings to recover gas supply realignment ("GSR") costs resulting from remaining gas purchase obligations, costs related to its Bastian Bay facilities, the remaining unrecovered balance of purchased gas ("PGA") costs and the "stranded" cost of the Company's continuing contractual obligation to pay for capacity on other pipeline systems ("TBO costs").

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

  The filings implementing the Company's recovery mechanisms for the following transition costs were accepted by the FERC effective September 1, 1993; recovery was made subject to refund pending FERC review and approval for eligibility and prudence: 1) direct-billing of unrecovered PGA costs to its former sales customers over a twelve-month period; 2) recovery of TBO costs, which the Company is obligated to pay under existing contracts, through a surcharge from firm transportation customers, adjusted annually; and 3) GSR cost recovery of 90% of such costs over a period of up to 36 months from firm transportation customers and recovery of 10% of such costs from interruptible transportation customers over a period of up to 60 months.

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

  The Company is recovering through a surcharge, subject to refund, TBO costs formerly incurred to perform its sales function. The FERC subsequently issued an order requiring the Company to refund certain costs from this surcharge and refunds were made in May 1996. The refunds had no material effect on Tennessee's reported net income. The Company is appealing this decision and believes such appeal will likely be successful.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

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

  Also related to the Company's GSR costs, on October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company filed a motion for partial summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted the Company's motion for partial summary judgment; the plaintiffs have filed a notice of appeal and oral arguments were conducted on March 28, 1996. ICA and TransTexas filed a motion for partial summary judgment on a separate issue involving the term "committed reserves" and whether the Company has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which would be finalized upon conclusion of the trial, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which are to be resolved at trial, the Company has other defenses which it has asserted and intends to pursue. The Company filed a Motion to Clarify the November 8, 1995 order together with a new motion for partial summary judgment concerning the committed reserve issue. On February 22, 1996, the trial court clarified its November 8, 1995 order, but denied the Company's new motion for partial summary judgment. The November 8, 1995 and February 22, 1996 rulings do not affect the trial court's previous May 4, 1995 order granting summary judgment to the Company.

  The Company has been engaged in other settlement and contract reformation discussions with other holders of certain gas purchase contracts who have sued the Company. On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to the Company in one of these matters and indicated that it would remand the case to the trial court. On April 18, 1996, however, the Texas Supreme Court withdrew its initial opinion and issued an opinion reversing the Court of Appeals opinion on the matter which was favorable to the Company. The Company will file a motion for rehearing with the Texas Supreme Court in June 1996. The Supreme Court's ruling explicitly preserves the Company's defenses based on bad faith conduct of the producers. In addition, nothing in the Supreme Court's decision affects the Company's ability to seek recovery of its above-market costs of purchasing gas under the contract from its customers as gas supply restructuring costs in proceedings currently pending before the Federal Energy Regulatory Commission. In addition, the Company has initiated two lawsuits against the holders of this gas purchase contract, seeking damages related to their conduct in connection with that contract. Tennessee has accrued amounts which it believes are appropriate to cover the resolution of the litigation associated with its contract reformation efforts.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  As of March 31, 1996, the Company has deferred GSR costs yet to be recovered from its customers of approximately $455 million, net of $342 million previously recovered from its customers, subject to refund. Phase I of the proceeding before a FERC ALJ on the eligibility of the costs to be recovered has been completed. The ALJ's decision of this Phase is expected in October 1996. Phase II of the proceeding on the prudency of the costs to be recovered has not yet been scheduled, but will likely occur sometime after the ALJ's decision in Phase I is issued. The FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 provides for complete recovery by pipelines of eligible and prudently incurred transition costs, certain customers have challenged the prudence and eligibility of the Company's GSR costs and the Company has engaged in settlement discussions with its customers concerning the amount of such costs in response to the FERC and customer statements acknowledging the desirability of such settlements.

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

  On December 30, 1994, the Company filed for a general rate increase (the "1995 Rate Case"). On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, the Company began collecting rates, subject to refund, reflecting an $87 million increase in the Company's annual revenue requirement. A Stipulation and Agreement was filed with an ALJ in this proceeding on April 5, 1996. This Stipulation proposed to resolve the rates subject to the 1995 Rate Case, including structural rate design and increased revenue requirements, and Tennessee is reserving revenues it believes adequate to cover any refunds that may be required upon final settlement of this proceeding.

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

  Tennessee has established a reserve for the Company's environmental expenses, which includes: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through March 31, 1996, Tennessee has charged approximately $152 million against the environmental reserve, excluding recoveries related to the Company's environmental settlement as discussed below. Of the remaining reserve, $46 million has been recorded on the balance sheet under "Payables-trade" and $114 million under "Deferred credits and other liabilities."

  Due to the current uncertainty regarding the further activity necessary for the Company to address the presence of the PCBs, the substances on the HS List and other substances of concern on its sites, including the requirements for additional site characterization, the actual amount of such substances at the sites, and the final, site-specific cleanup decisions to be made with respect to cleanup levels and remediation technologies, the Company cannot at this time accurately project what additional costs, if any, may arise from future

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES characterization and remediation activities. While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, Tennessee continues to believe that the recorded estimate for the reserve is adequate.

  Following negotiations with its customers, the Company in May 1995 filed with the FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that addresses the recovery of environmental costs currently being recovered in its rates and also establishes a mechanism for recovering a substantial portion of the environmental costs that will be expended in the future. In November 1995, the FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, the FERC denied rehearing of its order on February 20, 1996. This shipper filed a Petition for Review on April 22, 1996 in the D.C. Circuit Court of Appeals; the Company believes the FERC Order approving the Environmental Stipulation will be upheld on appeal. The effects of the Environmental Stipulation, which was effective as of July 1, 1995, have been recorded with no material effect on Tennessee's financial position or results of operations. As of March 31, 1996, the balance of the regulatory asset is $68 million.

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

  (5) In March 1996, Tenneco sold its remaining ownership of 15.2 million shares of common stock of Case Corporation in a public offering at $53.75 per share. Of the 15.2 million shares sold, approximately 690,800 shares were owned by Tennessee. In connection with the offering, Tennessee received net proceeds of $36 million and recognized a gain of $37 million, including $29 million of income tax benefit. Tenneco in the aggregate recorded a gain of $340 million, net of $83 million in income tax expense. As a result of this sale, the financial statements have been restated to reflect the operating results and the gains on the sale of the farm and construction equipment segment as "discontinued operations" for all periods presented.

  (6) In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 which establishes new accounting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. Tennessee adopted the new standard in the first quarter of 1996 with no material effect on Tennessee's consolidated financial position or results of operations.

  (7) On March 21, 1996, Tenneco announced that it intends to spin off Newport News Shipbuilding and Dry Dock Company to its shareholders in a tax-free transaction, and is developing strategic options to separate Tenneco Energy from its packaging and automotive parts divisions and to maximize shareowner value through a tax-free spinoff, a sale, strategic alliance or other action. The development of these options related to Tenneco Energy is expected to be completed during the second quarter of 1996. The spinoff of Newport News Shipbuilding and Dry Dock Company is targeted to be completed late in 1996, but remains subject to a number of conditions including the receipt of a favorable ruling from the Internal Revenue Service on the tax-free nature of the proposed transaction and authorization by Tenneco's board of directors.

 (The above notes are an integral part of the foregoing financial statements.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996 STRATEGIC ACTIONS

  On March 21, 1996, Tenneco Inc. announced that the board of directors approved steps to focus Tenneco on its packaging and automotive parts businesses. These actions will impact one, two or all of Tennessee's businesses.

  These actions included:

  .A tax-free spinoff of Newport News Shipbuilding to Tenneco's shareowners, and

  .The development of strategic options to separate Tenneco Energy from the packaging and automotive parts divisions through a tax-free spinoff, a sale, strategic alliance or other action. The development of these options is expected to be completed during the second quarter of 1996.

  Following a spinoff of Newport News Shipbuilding and should a separation of Tenneco Energy be effected, Tenneco would then consist of two industrial manufacturing businesses, Tenneco Packaging and Tenneco Automotive, both of which reported record earnings and revenues in 1995, and Tenneco Business Services, the company's administrative services unit.

  The spinoff of Newport News Shipbuilding from Tenneco is targeted to be completed late in 1996, but remains subject to a number of conditions including the receipt of a favorable ruling from the Internal Revenue Service on the tax-free nature of the proposed transaction and authorization by Tenneco's board of directors.

  In the first quarter of 1996, Tennessee continued its strategy to redeploy capital to faster-growing, more profitable and less cyclical business opportunities. One of the largest sales in this asset redeployment program was completed in March with the sale of Tenneco's remaining 21 percent ownership of Case Corporation. The sale resulted in an after-tax gain of $340 million and generated net proceeds of approximately $788 million. Of the 15.2 million shares sold, Tennessee owned approximately 690,800 shares. Tennessee's net proceeds from the offering were $36 million, resulting in a gain of $37 million, including $29 million of income tax benefit.

THREE MONTHS RESULTS

  Tennessee's income from continuing operations for the first quarter of 1996 of $216 million improved by 17 percent compared with $185 million in the first quarter of 1995. Tenneco Energy and Tenneco Automotive contributed to this improvement in income. Partially offsetting these improvements was lower operating income at Tenneco Packaging and Newport News Shipbuilding, all of which are discussed below.

NET SALES AND OPERATING REVENUES

                                                                 FIRST QUARTER
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
                                                                  (MILLIONS)
      Automotive................................................ $  669  $  589
      Energy....................................................    744     505
      Packaging.................................................    853     636
      Shipbuilding..............................................    438     421
      Other.....................................................     (2)     (1)
                                                                 ------  ------
                                                                 $2,702  $2,150
                                                                 ======  ======

  Tennessee's first quarter 1996 revenues increased $552 million or 26 percent, and have benefited from strong market conditions in the gas industry along with revenues from acquisitions made in late 1994 and 1995. The results of each business are discussed in detail below.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

                                                                        FIRST
                                                                       QUARTER
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Automotive.................................................... $  57 $  53
      Energy........................................................    98    80
      Packaging.....................................................   113   116
      Shipbuilding..................................................    41    44
      Other.........................................................    85    98
                                                                     ----- -----
                                                                      $394 $ 391
                                                                     ===== =====

  Tennessee's operating income for the first quarter of 1996 increased by $3 million compared with the 1995 period. Tenneco Energy benefited from favorable market conditions in the gas industry and Tenneco Automotive benefited from improved market conditions in the exhaust aftermarket. These increases were offset by lower operating income at Tenneco Packaging due to lower paperboard prices and at Newport News Shipbuilding due in part to the settlement of a dispute on a cruise ship repair contract and higher material costs related to commercial product tankers. The results of each business are discussed in detail below.

TENNECO AUTOMOTIVE

                                                                        FIRST
                                                                       QUARTER
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Revenues...................................................... $ 669 $ 589
      Operating income..............................................    57    53

  Revenues for automotive parts increased during the first quarter of 1996 by $80 million to $669 million. North American and European original equipment volumes were up significantly in the first quarter of 1996 driven by a record number of new product launches and an excellent market mix. Over 60 percent of Tenneco Automotive's original equipment sales are for use on light trucks, minivans and sport utility vehicles. Aftermarket revenues also increased during the first quarter of 1996 over the same period last year driven by a significant number of major new customers and strong marketing programs in North America.

  Automotive operating income for the first quarter of 1996 increased $4 million over the same period last year. The positive impact of higher aftermarket sales volumes in North America and Europe, and continued strong marketing programs contributed to the increase in operating income. This was partially offset by a higher level of costs related to a new process, hydroforming. Hydroforming is a liquid, high-pressure process for bending and shaping metal parts not available with traditional manufacturing technology. Reductions in shipments related to the labor strike at General Motors also reduced operating income.

TENNECO ENERGY

                                                                        FIRST
                                                                       QUARTER
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Revenues...................................................... $ 744 $ 505
      Operating income..............................................    98    80


  Tenneco Energy achieved first quarter 1996 operating income of $98 million, a 23 percent increase from the $80 million posted in the 1995 first quarter. In addition, revenues rose 47 percent, to $744 million from $505 million.

  Revenues from the non-regulated business increased 75 percent to $518 million, the result of higher gas prices and a 17 percent increase in gas volumes. Regulated revenues increased to $226 million, or eight percent, due to a new pipeline rate structure and a 12 percent increase in volumes.

  Operating income from the non-regulated business increased to $18 million in the 1996 first quarter from $6 million which included Venture's natural gas producing properties, the South Australia pipeline, and marketing and intrastate activities. The Ventures group increased production 70 percent from the year-ago level and contributed $5 million in operating income.

  Operating income from regulated pipelines in the U.S. rose $6 million to $80 million. The increase was achieved despite the sale last December of Energy's 50 percent interest in the Kern River pipeline, which contributed $8 million to operating income in the year-ago quarter. The benefits derived from the Tennessee Gas Pipeline Company (the "Company") rate case implementation contributed to the improvement.

  On April 18, 1996, the Texas Supreme Court issued a decision adverse to the Company in a proceeding involving a gas supply contract containing a "take-or-pay" provision and above-market pricing terms. The decision reversed an earlier opinion of the Texas Supreme Court which held that the contract in question was an "output" contract under the Texas Business and Commerce Code and therefore subject to the requirement that any increase in production under the contract must be made in good faith and in reasonable proportion to historical levels. The Company intends to ask the court to again rehear the issue. The Supreme Court's ruling explicitly preserves the Company's defenses based on bad faith conduct of the producers. In addition, nothing in the Supreme Court's decision affects the Company's ability to seek recovery of its above-market costs of purchasing gas under the contract from its customers as gas supply restructuring costs in proceedings currently pending before the Federal Energy Regulatory Commission. Reference is made to Note 2 in the "Notes to Financial Statements" for additional information concerning these gas purchase agreements.

TENNECO PACKAGING

                                                                        FIRST
                                                                       QUARTER
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Revenues...................................................... $ 853 $ 636
      Operating income..............................................   113   116

  Tenneco Packaging had a strong quarter despite an average decline of 10 percent in linerboard prices from the year-ago quarter. The results were driven by strong performance from its plastics business. The recently acquired plastics business contributed $31 million in operating income on revenues of $230 million in the 1996 first quarter. In the first quarter of 1995, when not part of Tennessee, this recently acquired plastics business earned $15 million from operations.

  In Tenneco Packaging's paperboard business, revenues were down $20 million to $455 million compared with the 1995 first quarter. Operating income in the paperboard business declined $31 million to $62 million compared with the 1995 first quarter, excluding the 1995 first quarter $14 million pre-tax gain on the sale of a North Carolina mill. Earnings and sales were reduced by lower volumes and price realizations in both linerboard and corrugated medium.

  Revenues in Tenneco Packaging's specialty packaging business increased $237 million to $398 million compared with the 1995 first quarter, primarily as a result of the recently acquired plastics business.

  The specialty packaging business earned $51 million in operating income for the 1996 first quarter, a $42 million increase compared with the 1995 first quarter results. The strong results of the recently acquired plastics business generated $31 million of this improvement. The plastics and molded fiber businesses continued to improve but these results were partially offset by weaker aluminum operations.

  A $30 million restructuring program to reduce costs in aluminum and molded fiber operations was announced and accounted for in the fourth quarter of 1995. These actions should result in improved performance in the second half of this year.

NEWPORT NEWS SHIPBUILDING

                                                                        FIRST
                                                                       QUARTER
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Revenues...................................................... $ 438 $ 421
      Operating income..............................................    41    44

  Shipbuilding revenues for the 1996 first quarter increased slightly compared with the 1995 period due to greater levels of activity on the surface ship overhaul program, partially offset by lower submarine program revenues. Construction activity on the Los Angeles-class submarines declined in the 1996 first quarter as this program nears completion.

  Operating income for Shipbuilding decreased for the 1996 first quarter due in part to the settlement of a dispute on a cruise ship repair contract and higher material costs related to commercial product tankers.

  The shipyard's backlog was $4.4 billion at March 31, 1996 substantially all of which is U.S. Navy-related. This compared with $5.3 billion at March 31, 1995.

  The backlog at the end of the 1996 first quarter included one Los Angeles-class submarine, two Nimitz-class aircraft carriers (Harry S. Truman and Ronald Reagan), the two ship Sealift conversion contract, surface ship overhaul contracts and contracts to construct nine "Double Eagle" product tankers. In addition, Newport News has ongoing engineering contracts as the lead design yard for the Los Angeles-class and Seawolf-class submarines. Subject to new orders, this backlog will decline as the remaining submarine is delivered in 1996 and the aircraft carriers are delivered in 1998 and 2002.

OTHER

  Tennessee's other operations reported operating income of $85 million during the first quarter of 1996 compared with operating income of $98 million in the 1995 first quarter. This decrease in operating income was due primarily to lower affiliated interest income.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Interest expense decreased from $65 million in the 1995 first quarter to $63 million in the 1996 first quarter. Interest capitalized increased from $1 million in the 1995 first quarter to $6 million in the 1996 first quarter due to an increase of major projects under construction.

INCOME TAXES

  Income tax expense for the first quarter of 1996 was $109 million compared with $133 million for the 1995 first quarter.

DISCONTINUED OPERATIONS

  Income from discontinued operations in the first quarter of 1996 of $37 million (net of income tax benefits of $29 million) was attributable to the farm and construction equipment segment.

CAPITAL EXPENDITURES

  Tennessee invested $170 million in capital expenditures in its existing businesses during the 1996 first quarter. Capital expenditures during the 1996 first quarter included $40 million for Automotive, $44 million for Energy, $62 million for Packaging, $13 million for Shipbuilding and $11 million related to Tennessee's other operations. Capital expenditures were higher at Automotive, Packaging and Energy during the 1996 first quarter while Shipbuilding capital expenditures were approximately the same as the prior year quarter. During the 1995 first quarter, capital expenditures were $117 million for continuing operations.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  The Company is a party in proceedings involving federal and state authorities regarding the past use by the Company of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems. The Company has executed a consent order with the EPA governing the remediation of certain of its compressor stations and is working with the Pennsylvania and New York environmental agencies to specify the remediation requirements at the Pennsylvania and New York stations. Remediation activities in Pennsylvania are essentially complete; in addition, pursuant to the Consent Order dated August 1, 1995, between the Company and the Pennsylvania Department of Environmental Protection, the Company funded an environmentally beneficial project for $450,000 in April 1996. Tennessee believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company and its consolidated subsidiaries.

  In Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Company (Franklin County Circuit Court, Docket No. 88-C1-1531, November 16, 1988), the Kentucky environmental agency alleged that the Company discharged pollutants into the waters of the state without a permit and disposed of PCBs without a permit. The agency sought an injunction against future discharges, sought an order to remediate or remove PCBs and sought a civil penalty. The Company has entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits for its Kentucky stations from the agency and continues to work to resolve the remaining issues. Counsel for Tennessee are unable to express an opinion as to its ultimate outcome. Tennessee believes that the resolution of this issue will not have a material adverse effect on its consolidated financial position or results of operations.

  A subsidiary of the Company owns a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), which owns an interstate natural gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island. The operator of the pipeline is Iroquois Pipeline Operating Company (the "Operator"), which, as of May 1996, is a subsidiary of TransCanada Pipelines, Ltd., an affiliate of TransCanada Iroquois, Ltd., which is also a partner in Iroquois. The Company has a contract to provide gas dispatching as well as post-construction field operation and maintenance services for the Operator of Iroquois, but the Company is not the Operator and is not an affiliate of the Operator.

  Iroquois has been informed of investigations and allegations regarding alleged environmental violations which occurred during the construction of the pipeline. Communications have been received from U.S. Attorneys' Offices, the Enforcement Staff of the FERC's Office of the General Counsel, the Army Corps of Engineers, the Public Service Commission of the State of New York, the EPA and the Federal Bureau of Investigation. Iroquois is in the process of negotiating a settlement with the Government regarding certain environmental and safety allegations asserted by the Government. The Company anticipates that a global settlement will be reached in the second quarter of 1996 that will resolve all criminal, civil and administrative enforcement actions contemplated by federal and state authorities respecting the pending investigations.

  As a general partner, the Company's subsidiary may be jointly and severally liable with the other partners for the liabilities of Iroquois. The foregoing proceedings and investigations have not affected pipeline operations. Based upon information available to the Company, the Company believes that neither it nor any of its subsidiaries is a target of the criminal investigation described above. Further, while a global resolution of these inquiries could have a material adverse effect on the financial condition of Iroquois, Tennessee believes that the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company and its consolidated subsidiaries.

  On August 2, 1993, the Department of Justice filed suit against Tenneco Packaging Inc. ("Tenneco Packaging") in the Federal District Court for the Northern District of Indiana, alleging that wastewater from

Tenneco Packaging's molded fiber products plant in Griffith, Indiana, interfered with or damaged the Town of Griffith's municipal sewage pumping stations on two occasions in 1991 and 1993, resulting in discharges by the Town of Griffith of untreated wastewater into a river. Tenneco Packaging and the Department of Justice have agreed in principle to settle the suit. A consent decree is being negotiated by Tenneco Packaging and the Department of Justice. Tennessee believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company and its consolidated subsidiaries.

 (2) Potential Superfund Liability.

  At March 31, 1996, Tennessee has been designated as a potentially responsible party in 57 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tennessee is fully indemnified by third parties. With respect to certain other sites, Tennessee has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tennessee has estimated its share of the remediation costs to be between $10 million and $65 million or 0.4% to 2.4% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tennessee's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tennessee could be required to pay in excess of its pro rata share of remediation costs. Tennessee's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tennessee's determination of its estimated liability. Tennessee believes that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will not be material to its consolidated financial position or results of operations.

 (3) Other Proceedings.

  On October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading seeks $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. The Company filed a motion for partial summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted the Company's motion for partial summary judgment; the plaintiffs have filed a notice of appeal and oral arguments were conducted on March 28, 1996. ICA and TransTexas filed a motion for partial summary judgment on a separate issue involving the term "committed reserves" and whether the Company has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which would be finalized upon conclusion of the trial, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which are to be resolved at trial, the Company has other defenses which it has asserted and intends to pursue. The Company filed a Motion to Clarify the November 8, 1995 order together with a new motion for partial summary judgment concerning the committed reserve issue. On February 22, 1996, the trial court clarified its November 8, 1995 order, but denied the Company's new motion for partial summary judgment. The November 8, 1995 and February 22, 1996 rulings do not affect the trial court's previous May 4, 1995 order granting partial summary judgment to the Company.

  The Company has been engaged in other settlement and contract reformation discussions with other holders of certain gas purchase contracts who have sued the Company. On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to the Company in one of these matters and indicated that it would remand the case to the trial court. On April 18, 1996, however, the Texas Supreme Court withdrew its initial opinion and issued an opinion reversing the Court of Appeals opinion on the matter which was favorable to the Company. The Company will file a motion for rehearing with the Texas Supreme Court in June 1996. In addition, the Company has initiated two lawsuits against the holders of this gas purchase contract, seeking damages related to their conduct in connection with that contract. Tennessee is unable to predict the ultimate outcome of the litigation associated with its contract reformation efforts or the impact which it may have upon its consolidated financial position or results of operations, however, the Company has accrued amounts which it believes are appropriate to cover resolution of these matters.

  The Company and its subsidiaries are parties to numerous other legal proceedings arising from their operations. The Company believes that the outcome of these other proceedings, individually and in the aggregate, will have no material effect on Tennessee's consolidated financial position or results of operations.

ITEM 5. OTHER INFORMATION.

  Recent Developments.

  On March 21, 1996, Tenneco announced that it intends to spin off Newport News Shipbuilding and Dry Dock Company to its shareholders in a tax-free transaction, and is developing strategic options to separate Tenneco Energy from its packaging and automotive parts divisions and to maximize shareowner value through a tax-free spinoff, a sale, strategic alliance or other action. The development of these options related to Tenneco Energy is expected to be completed during the second quarter of 1996. The spinoff of Newport News Shipbuilding and Dry Dock Company is expected to be completed late in 1996, subject to receipt of a favorable ruling from the Internal Revenue Service on the tax-free nature of the proposed transaction.

  On April 18, 1996, the Texas Supreme Court issued a decision adverse to the Company in a proceeding involving a gas supply contract containing a "take-or-pay" provision and above-market pricing terms. The decision reversed an earlier opinion of the Texas Supreme Court which held that the contract in question was an "output" contract under the Texas Business and Commerce Code and therefore subject to the requirement that any increase in production under the contract must be made in good faith and in reasonable proportion to historical levels. The Company intends to ask the court to again rehear the issue. The Supreme Court's ruling explicitly preserves the Company's defenses based on bad faith conduct of the producers. In addition, nothing in the Supreme Court's decision affects the Company's ability to seek recovery of its above-market costs of purchasing gas under the contract from its customers as gas supply restructuring costs in proceedings currently pending before the Federal Energy Regulatory Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    27.1--Financial Data Schedule.
    27.2--Financial Data Schedule for December 31, 1995 (Restated). 27.3--Financial Data Schedule for September 30, 1995 (Restated). 27.4--Financial Data Schedule for June 30, 1995 (Restated). 27.5--Financial Data Schedule for December 31, 1994 (Restated). 27.6--Financial Data Schedule for September 30, 1994 (Restated).

  (b) Reports on Form 8-K. Tennessee Gas Pipeline Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1996.

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

Date: May 15, 1996