Form 10-Q
period 1996-06-30
TENNESSEE GAS PIPELINE CO
filed 1996-08-14
CIK 97142

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $5 per share, 200 shares as of June 30, 1996.


  TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tennessee Gas Pipeline Company and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   3
    Balance Sheets........................................................   4
    Statements of Changes in Shareowner's Equity..........................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  12
Part II--Other Information
  Item 1. Legal Proceedings...............................................  20
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................  21
  Item 6. Exhibits and Reports on Form 8-K................................  22

- --------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                         (MILLIONS)
                                                 THREE MONTHS     SIX MONTHS
                                                  ENDED JUNE      ENDED JUNE
                                                      30,             30,
                                                 --------------  --------------
                                                  1996    1995    1996    1995
                                                 ------  ------  ------  ------
Revenues:
  Net sales and operating revenues--
    Automotive.................................  $  766  $  648  $1,435  $1,237
    Energy.....................................     622     432   1,366     937
    Packaging..................................     910     682   1,763   1,318
    Shipbuilding...............................     477     424     915     845
    Other......................................      (4)     (3)     (6)     (4)
                                                 ------  ------  ------  ------
                                                  2,771   2,183   5,473   4,333
  Other income--
    Interest income--
      Affiliated companies.....................      82      96     167     180
      Other....................................       7      12      14      20
    Equity in net income of affiliated
     companies.................................       9      22      19      38
    Gain (loss) on sale of businesses and as-
     sets, net.................................      55      (7)     66       7
    Other income, net..........................      19      17      23      26
                                                 ------  ------  ------  ------
                                                  2,943   2,323   5,762   4,604
                                                 ------  ------  ------  ------
Costs and Expenses:
  Cost of sales (exclusive of depreciation
   shown below)................................   1,595   1,285   3,072   2,527
  Cost of gas sold.............................     361     221     795     493
  Operating expenses...........................     119      94     260     193
  Selling, general and administrative..........     255     181     490     356
  Depreciation, depletion and amortization.....     142     107     280     209
                                                 ------  ------  ------  ------
                                                  2,472   1,888   4,897   3,778
                                                 ------  ------  ------  ------
Income Before Interest Expense, Income Taxes
 and Minority Interest.........................     471     435     865     826
                                                 ------  ------  ------  ------
Interest Expense (net of interest capitalized):
  Affiliated companies.........................      38      43      76      71
  Other........................................      24      36      49      73
                                                 ------  ------  ------  ------
                                                     62      79     125     144
                                                 ------  ------  ------  ------
Income Before Income Taxes and Minority Inter-
 est...........................................     409     356     740     682
Income Tax Expense.............................     159     145     268     278
                                                 ------  ------  ------  ------
Income Before Minority Interest................     250     211     472     404
Minority Interest..............................       9      10      15      18
                                                 ------  ------  ------  ------
Income From Continuing Operations..............     241     201     457     386
Income From Discontinued Operations, Net of In-
 come Tax......................................      --       5      37       5
                                                 ------  ------  ------  ------
Net Income.....................................  $  241  $  206  $  494  $  391
                                                 ======  ======  ======  ======

 (The accompanying notes to financial statements are an integral part of these statements of income.)

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                (MILLIONS)
                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ---------------
                                                             1996    1995
                                                             -----  ------
Cash Flows From Operating Activities:
  Income from continuing operations......................... $ 457  $  386
  Adjustments to reconcile income from continuing operations to cash provided (used) by continuing operations--
    Depreciation, depletion and amortization................   280     209
    Equity in net (income) loss of affiliated companies, net
     of dividends...........................................    (1)    (12)
    Deferred income taxes...................................   (27)     13
    Gain on sale of businesses and assets, net..............   (66)     (7)
    Changes in components of working capital--
      (Increase) decrease in receivables....................  (111)   (149)
      (Increase) decrease in inventories....................     7    (182)
      (Increase) decrease in prepayments and other current
       assets...............................................   (21)     (6)
      Increase (decrease) in payables.......................   147     (15)
      Increase (decrease) in taxes accrued..................   (40)    (53)
      Increase (decrease) in interest accrued...............   (14)    (19)
      Increase (decrease) in natural gas pipeline revenue
       reservation..........................................    11    (179)
      Increase (decrease) in other current liabilities......  (103)     (3)
    Take-or-pay (refunds to customers) recoupments, net.....     2      25
    Other...................................................  (206)    124
                                                             -----  ------
      Cash provided (used) by continuing operations.........   315     132
      Cash provided (used) by discontinued operations.......    --      13
                                                             -----  ------
Net Cash Provided (Used) by Operating Activities............   315     145
                                                             -----  ------
Cash Flows From Investing Activities:
  Net proceeds (expenditures) related to the sale of
   discontinued operations..................................    27     697
  Net proceeds from sale of businesses and assets...........   284      46
  Expenditures for plant, property and equipment--
    Continuing operations...................................  (431)   (321)
    Discontinued operations.................................    --      (4)
  Acquisitions of businesses................................   (24)   (271)
  (Increase) decrease in Tenneco Inc. receivables...........   159    (156)
  (Increase) decrease in notes receivable from other
   affiliates...............................................    (1)   (271)
  Investments and other.....................................   (55)      6
                                                             -----  ------
Net Cash Provided (Used) by Investing Activities............   (41)   (274)
                                                             -----  ------
Cash Flows From Financing Activities:
  Capital distribution to affiliate.........................    --     (28)
  Issuance of long-term debt................................     2      --
  Retirement of long-term debt..............................  (259)   (152)
  Net increase (decrease) in short-term debt excluding
   current maturities on long-term debt.....................   (12)     10
                                                             -----  ------
Net Cash Provided (Used) by Financing Activities............  (269)   (170)
                                                             -----  ------
Effect of Foreign Exchange Rate Changes on Cash and
 Temporary Cash Investments.................................    (1)      5
                                                             -----  ------
Increase (Decrease) in Cash and Temporary Cash Investments..     4    (294)
Cash and Temporary Cash Investments, January 1..............   193     459
                                                             -----  ------
Cash and Temporary Cash Investments, June 30 (Note)......... $ 197  $  165
                                                             =====  ======
Cash Paid During the Period for Interest.................... $ 134  $  158
Cash Paid During the Period for Income Taxes (net of
 refunds)................................................... $ 341  $  357

- -------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                           (MILLIONS)
                                                 JUNE 30, DECEMBER 31, JUNE 30,
                     ASSETS                        1996       1995       1995
                     ------                      -------- ------------ --------
Current Assets:
  Cash and temporary cash investments........... $   197    $   193    $   165
  Receivables--
    Customer notes and accounts (net)...........     662        465        456
    Affiliated companies........................     645        757        407
    Gas transportation and exchange.............     151         64        198
    Other.......................................     390        486        272
  Notes receivable from Tenneco Inc.............   3,195      3,354      3,357
  Inventories--
    Finished goods..............................     378        395        312
    Work in process.............................     100        101         90
    Long-term contracts in progress, less
     progress billings..........................     282        264        212
    Raw materials...............................     245        248        206
    Materials and supplies......................     163        166        152
  Deferred income taxes.........................      57         18         69
  Prepayments and other.........................     297        253        240
                                                 -------    -------    -------
                                                   6,762      6,764      6,136
                                                 -------    -------    -------
Investments and Other Assets:
  Investment in affiliated companies............     223        286        424
  Long-term receivables--
    Notes and other (net).......................      32        105        176
    Affiliated companies........................      18          1        279
  Investment in subsidiaries in excess of fair
   value of net assets at date of acquisition,
   less amortization............................     583        616        305
  Deferred income taxes.........................      61         52         60
  Other.........................................   1,770      1,656      1,297
                                                 -------    -------    -------
                                                   2,687      2,716      2,541
                                                 -------    -------    -------
Plant, Property and Equipment, at cost..........  12,167     11,824     10,661
  Less--Reserves for depreciation, depletion and
   amortization.................................   5,806      5,611      5,517
                                                 -------    -------    -------
                                                   6,361      6,213      5,144
                                                 -------    -------    -------
                                                 $15,810    $15,693    $13,821
                                                 =======    =======    =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                               (MILLIONS)
                                                     JUNE 30, DECEMBER 31, JUNE 30,
        LIABILITIES AND SHAREOWNER'S EQUITY            1996       1995       1995
        -----------------------------------          -------- ------------ --------
Current Liabilities:
  Short-term debt (including current maturities on
   long-term debt).................................. $   407    $   346    $   426
  Payables--
    Trade...........................................   1,037      1,065        800
    Affiliated companies............................     354        216        367
    Gas transportation and exchange.................     107         28        129
  Taxes accrued.....................................     205        391         88
  Interest accrued..................................      23         27         41
  Natural gas pipeline revenue reservation..........      59         27          3
  Other.............................................   1,018      1,020      1,015
                                                     -------    -------    -------
                                                       3,210      3,120      2,869
                                                     -------    -------    -------
Long-term Debt......................................     228        550        536
                                                     -------    -------    -------
Deferred Income Taxes...............................     958        989      1,239
                                                     -------    -------    -------
Postretirement Benefits.............................     610        609        600
                                                     -------    -------    -------
Deferred Credits and Other Liabilities..............     529        623        601
                                                     -------    -------    -------
Commitments and Contingencies
Minority Interest...................................     493        492        483
                                                     -------    -------    -------
Shareowner's Equity:
  Common stock, par value $5 per share, authorized,
   issued and outstanding 200 shares................      --         --         --
  Premium on common stock and other capital surplus.   4,903      4,903      3,466
  Cumulative translation adjustments................      10         32         (3)
  Retained earnings.................................   4,869      4,375      4,030
                                                     -------    -------    -------
                                                       9,782      9,310      7,493
                                                     -------    -------    -------
                                                     $15,810    $15,693    $13,821
                                                     =======    =======    =======


 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNER'S EQUITY

                                  (UNAUDITED)

                                                   (MILLIONS EXCEPT SHARE
                                                          AMOUNTS)
                                                  SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------
                                                     1996           1995
                                                 -------------  -------------
                                                 SHARES AMOUNT  SHARES AMOUNT
                                                 ------ ------  ------ ------
Common Stock:
  Balance January 1 and June 30.................   200  $   --    200  $   --
                                                 =====  ------  =====  ------
Premium on Common Stock and Other Capital
 Surplus:
  Balance January 1 ............................         4,903          3,494
    Capital distribution to affiliate...........            --            (28)
                                                        ------         ------
  Balance June 30...............................         4,903          3,466
                                                        ------         ------
Cumulative Translation Adjustments:
  Balance January 1.............................            32           (174)
    Translation of foreign currency statements..           (22)            44
    Sale of investment in foreign subsidiary....            --            127
                                                        ------         ------
  Balance June 30...............................            10             (3)
                                                        ------         ------
Retained Earnings:
  Balance January 1.............................         4,375          3,639
    Net income..................................           494            391
                                                        ------         ------
  Balance June 30...............................         4,869          4,030
                                                        ------         ------
      Total.....................................        $9,782         $7,493
                                                        ======         ======


 (The accompanying notes to financial statements are an integral part of these statements of changes in shareowner's equity.)

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tennessee Gas Pipeline Company (the "Company"), the accompanying unaudited financial statements of Tennessee Gas Pipeline Company and consolidated subsidiaries ("Tennessee") contain all adjustments necessary to present fairly the financial position as of June 30, 1996, and the results of operations; changes in shareowner's equity; and cash flows for the periods indicated. The financial statements of Tennessee include all majority-owned subsidiaries. Investments in 20% to 50% owned companies where Tennessee has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings since date of acquisition and cumulative translation adjustments.

  Prior year's financial statements have been reclassified where appropriate to conform to 1996 presentations. Also, prior year's financial statements have been restated where appropriate to reflect the farm and construction equipment segment as discontinued operations. See Note 5 for additional information.

  (2) On April 8, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order 636 which restructured the natural gas industry by requiring mandatory unbundling of pipeline sales and transportation services. Numerous parties appealed, to the U.S. Court of Appeals for the D.C. Circuit Court, the legality of Order 636 generally, as well as the legality of specific provisions of Order 636. On July 16, 1996, the U.S. Court of Appeals for the D.C. Circuit issued its decision upholding, in large part, Order 636. The Court remanded to the FERC several issues for further explanation, including further explanation of the FERC's decision to allow pipelines to recover 100% of their gas supply realignment ("GSR") costs.

  The Company implemented revisions to its tariff, effective on September 1, 1993, which restructured its transportation, storage and sales services to convert the Company from primarily a merchant to primarily a transporter of gas as required by Order 636. As a result of this restructuring, the Company's gas sales declined while certain obligations to producers under long-term gas supply contracts continued, causing the Company to incur significant restructuring transition costs. Pursuant to the provisions of Order 636 allowing for the recovery of transition costs related to the restructuring, the Company has made filings to recover GSR costs resulting from remaining gas purchase obligations, costs related to its Bastian Bay facilities, the remaining unrecovered balance of purchased gas ("PGA") costs and the "stranded" cost of the Company's continuing contractual obligation to pay for capacity on other pipeline systems ("TBO costs").

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

  Following negotiations with its customers, the Company filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in the Company's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. On November 15, 1994, the FERC issued an order approving the PGA Stipulation and resolving all outstanding issues. On April 5, 1995, the FERC issued its order on rehearing affirming its initial approval of the PGA Stipulation. The Company

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES implemented the terms of the PGA Stipulation and made refunds in May 1995. The refunds had no material effect on Tennessee's reported net income. The orders approving the PGA Stipulation have been appealed to the D.C. Circuit Court of Appeals by certain customers. The Company believes the FERC orders approving the PGA Stipulation will be upheld on appeal.

  The Company is recovering through a surcharge, subject to refund, TBO costs formerly incurred to perform its sales function. The FERC subsequently issued an order requiring the Company to refund certain costs from this surcharge and refunds were made in May 1996. The Company is appealing this decision and believes such appeal will likely be successful.

  With regard to the Company's GSR costs, the Company, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by the Company of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). The FERC previously ruled that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge ("ALJ"). The hearing, which concluded in July 1995, was limited to the issue of whether the settlement agreements are prudent. The ALJ concluded, in his initial decision issued in December 1995, that the settlement was imprudent. The Company has filed exceptions to this initial decision and believes that this decision will not impair the Company's recovery of the costs resulting from this contract. On July 17, 1996, the FERC ordered oral arguments to be heard September 1996.

  Also related to the Company's GSR costs, on October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading sought $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. In June 1996, the Company reached a settlement with ICA and TransTexas for $125 million wherein ICA and TransTexas agreed to terminate the contract, released the Company from liability under the contract, and indemnified the Company against certain future claims, including royalty owner claims.

  The Company has been engaged in other settlement and contract reformation discussions with other holders of certain gas purchase contracts who have sued the Company. On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to the Company in one of these matters and indicated that it would remand the case to the trial court. On April 18, 1996, however, the Texas Supreme Court withdrew its initial opinion and issued an opinion reversing the Court of Appeals opinion on the matter which was favorable to the Company. In June 1996, the Company filed a motion for rehearing with the Texas Supreme Court. The Court has not yet acted on that motion. The Supreme Court's ruling explicitly preserves the Company's defenses based on bad faith conduct of the producers. Nothing in the Supreme Court's decision affects the Company's ability to seek recovery of its above-market costs of purchasing gas under the contract from its customers as GSR costs in proceedings currently pending before the FERC. In addition, the Company has initiated two lawsuits against the holders of this gas purchase contract, seeking damages related to their conduct in connection with that contract. The Company has accrued amounts which it believes are appropriate to cover the resolution of the litigation associated with its contract reformation efforts.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  As of June 30, 1996, the Company has deferred GSR costs yet to be recovered from its customers of approximately $551 million, net of $380 million previously recovered from its customers, subject to refund. A phased proceeding is underway at the FERC with respect to the recovery of the Company's GSR costs. Testimony has been completed in connection with Phase I of that proceeding relating to the eligibility of GSR cost recovery; oral argument on eligibility issues has been set by a FERC ALJ for late October 1996. Phase II of the proceeding on the prudency of the costs to be recovered has not yet been scheduled, but will likely occur sometime after the ALJ's decision in Phase I is issued. The FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although the Order 636 transition cost recovery mechanism provides for complete recovery by pipelines of eligible and prudently incurred transition costs, certain customers have challenged the prudence and eligibility of the Company's GSR costs and the Company has engaged in settlement discussions with its customers concerning the amount of such costs in response to the FERC statements acknowledging the desirability of such settlements.

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

  On December 30, 1994, the Company filed for a general rate increase (the "1995 Rate Case"). On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, the Company began collecting rates, subject to refund, reflecting an $87 million increase in the Company's annual revenue requirement. A Stipulation and Agreement was filed with an ALJ in this proceeding on April 5, 1996. This Stipulation, which is currently pending before the FERC, proposed to resolve the rates subject to the 1995 Rate Case, including structural rate design and increased revenue requirements, and the Company is reserving revenues it believes adequate to cover any refunds that may be required upon final settlement of this proceeding.

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

  Tennessee has established a reserve for the Company's environmental expenses, which includes: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through June 30, 1996, Tennessee has charged approximately $156 million against the environmental reserve, excluding recoveries related to the Company's environmental settlement as discussed below. Of the remaining reserve, $24 million has been recorded on the balance sheet under "Payables-trade" and $132 million under "Deferred credits and other liabilities."

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

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

  Following negotiations with its customers, the Company in May 1995 filed with the FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs. In November 1995, the FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, the FERC denied rehearing of its order on February 20, 1996. This shipper filed a Petition for Review on April 22, 1996 in the D.C. Circuit Court of Appeals; the Company believes the FERC Order approving the Environmental Stipulation will be upheld on appeal. The effects of the Environmental Stipulation, which was effective as of July 1, 1995, have been recorded with no material effect on Tennessee's financial position or results of operations. As of June 30, 1996, the balance of the regulatory asset is $61 million.

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

  (6) As part of the ongoing strategic realignment of its businesses, Tenneco has announced its intention to spin off Newport News Shipbuilding and the combined businesses of its Automotive and Packaging segments to its shareowners as separate, publicly traded companies in tax-free transactions. At the completion of these two spin-off transactions, Tenneco would consist of Tenneco Inc., the Company, the Energy business, Tenneco Credit Corporation and certain assets and liabilities related to operations previously disposed of by Tenneco. Pursuant to a merger agreement signed in June 1996 between Tenneco and El Paso Natural Gas Company ("El Paso"), the remaining Tenneco businesses subsequent to the spinoffs will be merged with a subsidiary of El Paso through an exchange of Tenneco shares for shares of El Paso valued at $750 million.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  At the completion of these transactions, current Tenneco shareowners will hold shares of Newport News Shipbuilding Inc., the combined Automotive and Packaging business (to be renamed Tenneco Inc.) and El Paso.

  Prior to the spinoff and merger transactions, Tenneco intends to initiate a realignment of its existing indebtedness. As part of the debt realignment plan, certain debt of the combined Automotive and Packaging business will be offered in exchange for certain existing Tenneco debt issues. Tenneco will initiate tender offers for other debt issues and certain issues may be defeased. These tender offers and defeasances will be financed by a combination of new lines of credit of the combined Automotive and Packaging business, Newport News Shipbuilding and Tenneco Inc. At the conclusion of the debt realignment, the existing debt obligations of Tenneco will be allocated among the three companies with El Paso assuming responsibility for $2.65 billion of debt and preferred stock, subject to certain adjustments, and Newport News Shipbuilding and the combined Automotive and Packaging business assuming responsibility for the remainder. The difference between the market value of the consideration issued in the tender offers, exchanges and defeasances and the net carrying amount of the Tenneco debt will be recognized as an extraordinary charge.

  The consummation of these transactions is subject to certain conditions, including receipt of a favorable ruling from the Internal Revenue Service on the tax-free nature of the transactions and approval by Tenneco Inc.'s shareowners.

  (7) In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes new accounting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement is effective for transactions occurring after December 31, 1996. The impact of the adoption of the new standard has not been quantified.



 (The above notes are an integral part of the foregoing financial statements.)

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROPOSED MERGER WITH EL PASO NATURAL GAS COMPANY

  In the first quarter of 1996, Tenneco announced its intention to focus Tenneco on its automotive parts and packaging businesses. This strategic action included the spinoff of Newport News Shipbuilding to Tenneco's shareowners and the development of options to separate Tenneco Energy from the packaging and automotive parts divisions. On June 19, 1996, Tenneco announced that it has signed a definitive agreement to merge Tenneco Inc. with El Paso Natural Gas Company ("El Paso"). Prior to the merger, Tenneco will spin off its Newport News Shipbuilding and the combined businesses of the Automotive and Packaging segments to Tenneco shareowners as separate public companies.

  The merger represents a total value for Tenneco shareowners of $4 billion which includes:

  .New shares of El Paso equity valued at $750 million.

  .Assumption by El Paso of $2.65 billion (subject to certain adjustments) of Tenneco's debt and preferred stock.

  Consequently, after the transactions are complete, current Tenneco shareowners will hold shares of Newport News Shipbuilding Inc., the combined Automotive and Packaging businesses (to be renamed Tenneco Inc.) and El Paso. Tenneco would then consist of two industrial manufacturing businesses, Tenneco Packaging and Tenneco Automotive, both of which reported record earnings and revenues in 1995, and Tenneco Business Services, the company's administrative services unit.

  Tenneco's automotive parts business is a leading manufacturer of Walker(R) automotive exhaust and emission control products, and Monroe(R) ride control products, for both original equipment and the replacement market. Tenneco's Walker business group manufactures a variety of automotive exhaust systems and emission control products and its Monroe(R) business group manufactures various types of shock absorbers, struts and suspension systems. Tenneco's packaging business is a leading manufacturer of packaging materials, cartons, containers and specialty packaging products for consumer and commercial markets. Its paperboard businesses focus on value-added corrugated packaging, folding cartons, recycled paperboard and container board, as well as specialty products such as point of purchase displays and kraft honeycomb products. Its specialty businesses are market leaders in food containers and packaging made from aluminum foil, clear plastic, polystyrene foam, molded fiber and pressed paperboard, as well as polyethylene bags and industrial stretch wrap. Consumer products include Hefty(R) trash bags, Hefty OneZip(R) and Baggies(R) food storage bags, E-Z Foil(R) single use cookware and Diamond(R) tableware.

  Prior to the spinoff and merger transactions, Tenneco intends to initiate a realignment of its existing indebtedness. As part of the debt realignment plan, certain debt of the combined Automotive and Packaging business will be offered in exchange for certain existing Tenneco debt issues. Tenneco will initiate tender offers for other debt issues and certain issues may be defeased. These tender offers and defeasances will be financed by a combination of new lines of credit of the combined Automotive and Packaging business, Newport News Shipbuilding and Tenneco Inc. At the conclusion of the debt realignment, the existing debt obligations of Tenneco will be allocated among the three companies with El Paso assuming responsibility for $2.65 billion of debt and preferred stock, subject to certain adjustments, and Newport News Shipbuilding and the combined Automotive and Packaging business assuming responsibility for the remainder. The difference between the market value of the consideration issued in the tender offers, exchanges and defeasances and the net carrying amount of the Tenneco debt will be recognized as an extraordinary charge.

  The consummation of these transactions is subject to certain conditions, including receipt of a favorable ruling from the Internal Revenue Service on the tax-free nature of the transactions and approval by Tenneco Inc.'s shareowners.

OTHER STRATEGIC ACTIONS

  In the second quarter of 1996, Tennessee continued its strategy to redeploy capital to faster-growing, more profitable and less cyclical business opportunities. In June, Tenneco Packaging and Caraustar Industries announced their agreement to form a joint venture which will operate clay-coated recycled paperboard mills in Rittman, Ohio and Tama, Iowa and a recovered fiber recycling and brokerage business with operations in Rittman and Cleveland, Ohio. Tenneco Packaging contributed these assets to the joint venture for cash and an equity position in the new venture. This strategic action resulted in a pre-tax gain of $50 million.

  In addition, Tennessee announced intentions to acquire the following new businesses:

  .Tenneco Automotive announced it has reached agreement to acquire The Pullman Company and its Clevite products division ("Clevite") for approximately $330 million. Clevite is a leading original equipment manufacturer of automotive vibration control components, including bushings and engine mounts for the auto, light truck and heavy truck markets. Clevite will be integrated into Monroe to form an operation with all of the components necessary to design, manufacturer, test and sell a complete automotive suspension system. The acquisition was completed in July.

  .Tenneco Packaging announced that it will acquire the stock of Amoco Foam Products Company, a unit of Amoco Chemical Company, for $310 million. Amoco Foam Products manufactures expanded polystyrene tableware, including cups, plates and carrying trays; hinged-lid food containers; packaging trays, primarily for meat and poultry and industrial products for residential and commercial construction applications. The acquisition is expected to close in the third quarter.

THREE MONTHS RESULTS

  Tennessee's income from continuing operations for the 1996 second quarter was $241 million, an improvement of 20 percent compared with $201 million in the year ago quarter. Tenneco Automotive, Tenneco Energy and Tenneco Packaging, which included the gain from the sale of the recycled paperboard mills to a joint venture, contributed to this improvement.

NET SALES AND OPERATING REVENUES

                                                               SECOND QUARTER
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                                 (MILLIONS)
      Automotive.............................................. $   766  $   648
      Energy..................................................     622      432
      Packaging...............................................     910      682
      Shipbuilding............................................     477      424
      Other...................................................      (4)      (3)
                                                               -------  -------
                                                                $2,771   $2,183
                                                               =======  =======

  Second quarter 1996 revenues increased $588 million or 27 percent. All operating divisions achieved double digit revenue growth. Tenneco Automotive's revenues increased in both the exhaust and ride control operations. Tenneco Packaging's improvement resulted primarily from the less cyclical specialty acquisitions made in 1995. Tenneco Energy's revenue increase was generated from higher gas prices in the nonregulated operations and increased rates in the regulated business. The results of each business are discussed in detail below.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

                                                                 SECOND QUARTER
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
                                                                   (MILLIONS)
      Automotive................................................ $   103 $    77
      Energy....................................................      87      68
      Packaging.................................................     157     141
      Shipbuilding..............................................      40      46
      Other.....................................................      84     103
                                                                 ------- -------
                                                                    $471    $435
                                                                 ======= =======

  Tennessee's operating income for the second quarter of 1996 increased by $36 million compared with the 1995 period. Tenneco Energy benefited from favorable market conditions in the gas industry and Tenneco Automotive benefited from improved results in both the exhaust and ride control sectors. Also, Tenneco Packaging recognized a pre-tax gain from the sale of the recycled paperboard mills to a joint venture of $50 million in the 1996 second quarter. These increases were partially offset by lower operating income at Tenneco Packaging, excluding the paperboard mills gain, due to lower paperboard prices and at Newport News Shipbuilding due to reduced activity on carrier construction and lower margins on conversion and commercial work. The results of each business are discussed in detail below.

TENNECO AUTOMOTIVE

                                                                 SECOND QUARTER
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
                                                                   (MILLIONS)
      Revenues.................................................. $   766 $   648
      Operating income..........................................     103      77

  Tenneco Automotive's revenues in the second quarter rose 18 percent to set a record for eleven consecutive quarters of quarter over quarter improvement. Both the exhaust and ride control operations reported increased revenues.

  Exhaust revenues increased 17 percent to $448 million. North American and European original equipment volumes were up driven by new vehicle production and new acquisitions. Aftermarket volumes also increased primarily due to the recent Fonos acquisition.

  Ride control reported increased revenues of $52 million or 20 percent. Monroe's North American aftermarket revenues increased 19 percent as a result of consumer response to aggressive marketing programs. European original equipment revenues improved 42 percent driven by car manufacturers' marketing campaigns to consumers. In addition, revenues in Australia increased as a result of the acquisition of National Springs.

  Operating income from the exhaust operations improved 38 percent to $51 million primarily due to increased volumes, improved price realizations in both North America and Europe, and improved manufacturing efficiencies along with lower distribution costs. Ride control's operating income increase of $12 million was generated by strong volumes due to consumer response to aggressive marketing programs and improved pricing and product mix.

TENNECO ENERGY

                                                                 SECOND QUARTER
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
                                                                   (MILLIONS)
      Revenues.................................................. $   622 $   432
      Operating income..........................................      87      68

  Tenneco Energy achieved second quarter 1996 operating income of $87 million, a 28 percent increase from the $68 million recorded in the 1995 second quarter. In addition, revenues rose 44 percent, to $622 million from $432 million.

  Nonregulated revenues increased 46 percent to $425 million, the result of higher gas prices, an 18 percent increase in gas volumes due to acquisitions and new processing and gathering projects. Regulated revenues increased to $197 million, or 40 percent, primarily due to a new rate structure, an increase in transportation volumes, and non-recurring regulatory settlements that had no operating income impact.

  Nonregulated operating income decreased to $1 million in the 1996 second quarter from $8 million due to lower margins on marketing sales resulting from increased competition and unfavorable legal settlements. Partially offsetting the nonregulated earnings decline was higher operating income from Tenneco Ventures' oil and gas production and the South Australia Pipeline.

  Operating income from regulated pipelines in the U.S. rose $26 million to $86 million. The increase included $15 million for a favorable legal settlement along with the gain on the sale of Tennessee's interest in Iroquois Gas Transmission System L.P. Higher transportation rates and volumes more than compensated for the absence of earnings contributed by the Kern River pipeline, which amounted to $8 million in the year ago quarter. Energy's 50 percent interest in Kern River Gas Transmission Company was sold in late 1995.

TENNECO PACKAGING

                                                                       SECOND
                                                                       QUARTER
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Revenues...................................................... $ 910 $ 682
      Operating income..............................................   157   141

  Operating income for Tenneco Packaging for the 1996 second quarter was $157 million compared with $141 million in the year-ago quarter. The 1996 results included a $50 million pre-tax gain on the sale of two recycled paperboard mills and a recovered fiber recycling and brokerage business to a new joint venture between Tenneco Packaging and Caraustar Industries. The results were also driven by a strong performance from its recently acquired plastics operation, which were offset by lower paperboard pricing and volumes. The recently acquired plastics business contributed $42 million in operating income on revenues of $286 million in the 1996 second quarter.

  In the paperboard business, revenues were down $67 million to $436 million compared with the 1995 second quarter. Operating income in the paperboard business declined $78 million to $34 million compared with the 1995 second quarter, excluding the 1996 second quarter $50 million pre-tax gain on the sale of assets to the joint venture with Caraustar. Operating income and revenues were reduced by lower volumes and price realizations due to the weaker market conditions and by a $14 million cost as a result of downtime taken at the mills to keep inventories in line.

  Revenues in Tenneco Packaging's specialty packaging business increased $295 million to $474 million compared with the 1995 second quarter, primarily as a result of the recently acquired plastics business. The specialty packaging business, which included the strong results of the recently acquired plastics operation, earned

$73 million in operating income for the 1996 second quarter, a $44 million increase compared with the year ago results.

NEWPORT NEWS SHIPBUILDING

                                                                       SECOND
                                                                       QUARTER
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Revenues...................................................... $ 477 $ 424
      Operating income..............................................    40    46

  Shipbuilding revenues for the 1996 second quarter increased $53 million to $477 million compared with the 1995 period primarily due to increased activity on the Eisenhower overhaul, partially offset by lower submarine program revenues. Construction activity on the Los Angeles-class submarines declined in the 1996 second quarter as this program nears completion.

  Second quarter operating income for Shipbuilding decreased $6 million, to $40 million due to reduced activity in carrier construction and lower margins on conversion and commercial work.

  The shipyard's backlog was $4.1 billion at June 30, 1996 substantially all of which is U.S. Navy-related. It included second quarter additions of approximately $150 million, including a planning contract for $119 million for the refueling and overhaul of the carrier Nimitz. The Nimitz is scheduled to arrive in May 1998 for a two-year, $1 billion refueling and overhaul. The backlog at June 30, 1995 was $4.9 billion.

  The backlog at June 30, 1996 included one Los Angeles-class submarine, two Nimitz-class aircraft carriers (Harry S. Truman and Ronald Reagan), the two-ship Sealift conversion contract, surface ship overhaul contracts and contracts to construct nine "Double Eagle" product tankers. In addition, Newport News has ongoing engineering contracts as the lead design yard for the Los Angeles-class and Seawolf-class submarines. Subject to new orders, this backlog will decline as the remaining submarine is delivered in 1996 and the aircraft carriers are delivered in 1998 and 2002.

OTHER

  Tennessee's other operations reported operating income of $84 million for the 1996 second quarter compared with operating income of $103 million in the 1995 second quarter. This decrease in operating income resulted from lower interest income from affiliated companies and other investments.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Interest expense decreased from $79 million in the 1995 second quarter to $62 million in the 1996 second quarter. The decrease was primarily attributable to lower debt levels. Interest capitalized increased from $1 million in the 1995 second quarter to $5 million in the 1996 second quarter due to an increase of capital projects under construction.

INCOME TAXES

  Income tax expense for the second quarter of 1996 was $159 million compared with $145 million for the 1995 second quarter. The effective tax rate for the second quarter of 1996 was 39 percent compared with 41 percent in the prior year quarter.

DISCONTINUED OPERATIONS

  Income from discontinued operations in the 1995 second quarter of $5 million was attributable to the farm and construction equipment segment.

SIX MONTHS RESULTS

  Tennessee's income from continuing operations for the 1996 first half was $457 million, an improvement of 18 percent compared with $386 million in the year ago period. Tenneco Automotive, Tenneco Energy, and Tenneco Packaging, which included the gain on the sale of the recycled paperboard mills to a joint venture, contributed to this improvement.

  Net income was $494 million compared with net income of $391 million in the first half of 1995. The first half of 1996 net income included income from discontinued operations of $37 million compared with $5 million in the 1995 first half.

NET SALES AND OPERATING REVENUES

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                                (MILLIONS)
      Automotive............................................ $  1,435  $  1,237
      Energy................................................    1,366       937
      Packaging.............................................    1,763     1,318
      Shipbuilding..........................................      915       845
      Other.................................................       (6)       (4)
                                                             --------  --------
                                                               $5,473  $  4,333
                                                             ========  ========

  Net sales and operating revenues for the first six months of 1996 were $5.47 billion, up 26 percent from $4.33 billion reported in 1995 due to higher gas prices and increased rates in the regulated business along with revenues from acquisitions made in late 1994 and 1995. Higher revenues were reported by all divisions: Tenneco Packaging (up $445 million or 34 percent), Tenneco Automotive (up $198 million or 16 percent), Tenneco Energy (up $429 million or 46 percent), and Shipbuilding (up $70 million or 8 percent).

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
                                                                  (MILLIONS)
      Automotive.............................................. $    160 $    130
      Energy..................................................      185      148
      Packaging...............................................      270      257
      Shipbuilding............................................       81       90
      Other...................................................      169      201
                                                               -------- --------
                                                                   $865 $    826
                                                               ======== ========

  Operating income for the first six months of 1996 was $865 million compared with $826 million reported for the same period of 1995, an improvement of 5 percent.

TENNECO AUTOMOTIVE

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
                                                                  (MILLIONS)
      Revenues................................................ $  1,435 $  1,237
      Operating income........................................      160      130

  Tenneco Automotive reported first half 1996 operating income of $160 million compared with $130 million recorded in the same period a year ago. Year-to-date revenues for 1996 totaled $1.44 billion compared with last year's amount of $1.24 billion. Revenues increased primarily as a result of improved worldwide exhaust and ride control sales. Profit margins improved in the first half of 1996 due to increased volumes, pricing and product mix, and improvements in manufacturing efficiencies.

TENNECO ENERGY

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                               ------------------
                                                                 1996     1995
                                                               --------- --------
                                                                  (MILLIONS)
      Revenues................................................ $   1,366 $   937
      Operating income........................................       185     148

  Tenneco Energy reported operating income of $185 million for the 1996 first half compared with $148 million in the year ago period. Revenues increased to $1.37 billion compared with $937 million in the first six months of 1995 primarily due to the increase in gas spot prices in the nonregulated segment and a new rate structure in the regulated pipelines. Operating income increased in the first half of 1996 due to a new rate structure, a favorable legal settlement. Volumes increased in both the regulated and nonregulated operations.

TENNECO PACKAGING

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
                                                                  (MILLIONS)
      Revenues................................................ $  1,763 $  1,318
      Operating income........................................      270      257

  Tenneco Packaging had operating income of $270 million in the first six months of 1996 compared with $257 million in the prior year period. Revenues were $1.76 billion in the first half of 1996 compared with $1.32 billion in the first half of 1995. Higher revenues and operating income were primarily due to the strong performance from the plastics business. The recently acquired plastics business contributed $73 million in operating income on revenues of $516 million in the 1996 first half. In Tenneco Packaging's paperboard business, revenues and operating income were down due to lower volumes and price realizations resulting from weak market conditions in both linerboard and corrugated medium. Operating income included a $50 million pre-tax gain in the 1996 second quarter from the sale of recycled paperboard mills to a joint venture with Caraustar. The 1995 first half included a $14 million gain on the sale of a North Carolina mill.

NEWPORT NEWS SHIPBUILDING

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
                                                                  (MILLIONS)
      Revenues................................................ $    915 $    845
      Operating income........................................       81       90

  Shipbuilding reported 1996 first half operating income of $81 million compared with $90 million in the 1995 period. Revenues were $915 million for the 1996 first half compared with $845 million in the year ago period. Revenues increased due to higher volumes on the Eisenhower overhaul, partially offset by lower activity on conversion work and submarine construction. Operating income declined due to lower margins on conversion and commercial work and reduced activity on aircraft carrier construction. These reductions were partially offset by increased activity on the Eisenhower overhaul.

OTHER

  Tenneco's other operations reported operating income of $169 million for the 1996 first half compared with operating income of $201 million in the first half of 1995. The decrease in operating income was due to lower interest income from affiliated companies and other investments.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Interest expense decreased from $144 million in the 1995 first half to $125 million in the first half of 1996, while interest capitalized was $11 million in the first half of 1996 compared with $3 million in the 1995 period. The year-to-year change in these items was due to the same reasons discussed under "Three Months Results" above.

INCOME TAXES

  Income tax expense for the 1996 first half was $268 million compared with $278 million in the same period of 1995.

DISCONTINUED OPERATIONS

  Income from discontinued operations for the first half of 1996 of $37 million was attributable to the farm and construction equipment segment. Income from discontinued operations related to the farm and construction equipment operations for the first half of 1995 was $5 million.

CAPITAL EXPENDITURES

  Tennessee invested $431 million in capital expenditures in its existing businesses during the first half of 1996. Capital expenditures during the first half of 1996 included $81 million for Automotive, $153 million for Energy, $149 million for Packaging, $36 million for Shipbuilding and $12 million related to Tennessee's other operations. Capital expenditures were higher at Automotive, Packaging and Energy during the first half of 1996, while Shipbuilding capital expenditures were approximately the same as the prior year quarter. During the first half of 1995, capital expenditures were $321 million for continuing operations.

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

  In Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Company (Franklin County Circuit Court, Docket No. 88-C1-1531, November 16, 1988), the Kentucky environmental agency alleged that the Company discharged pollutants into the waters of the state without a permit, and disposed of PCBs without a permit. The agency sought an injunction against future discharges, sought an order to remediate or remove PCBs and sought a civil penalty. The Company has entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits for its Kentucky stations from the agency and continues to work to resolve the remaining issues. Counsel for Tennessee are unable to express an opinion as to its ultimate outcome. Tennessee believes that the resolution of this issue will not have a material adverse effect on its consolidated financial position or results of operations.

  The Company sold its subsidiary which owns a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois") to ANR Iroquois Inc., a subsidiary of The Coastal Corporation. Iroquois owns an interstate gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island. The Company is still under contract to provide gas dispatching as well as post-construction field operation and maintenance services for the operator of Iroquois, but the Company is not the operator and is not an affiliate of the operator of Iroquois' pipeline system. A global settlement was entered into during the second quarter of 1996 by Iroquois and the operator of Iroquois' pipeline system with the Federal and New York state authorities resolving all criminal, civil and administrative enforcement actions contemplated by such authorities as a result of their investigation of alleged environmental violations which occurred during the construction of the pipeline. Due to the sale of Tenneco's interest in Iroquois, Tennessee believes that any environmental matters relating to the construction and operation of the pipeline system by Iroquois will not have a material adverse effect on the financial position or results of operations of the Company and its consolidated subsidiaries.

  On August 2, 1993, the Department of Justice filed suit against Tenneco Packaging Inc. ("Tenneco Packaging") in the Federal District Court for the Northern District of Indiana, alleging that wastewater from Tenneco Packaging's molded fiber products plant in Griffith, Indiana, interfered with or damaged the Town of Griffith's municipal sewage pumping station on two occasions in 1991 and 1993, resulting in discharges by the Town of Griffith of untreated wastewater into a river. Tenneco Packaging and the Department of Justice have agreed in principle to settle the suit. A consent decree has been agreed to, finalized, signed by Tenneco Packaging and returned to the Department of Justice for its signature. Tennessee believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company and its consolidated subsidiaries.

 (2) Potential Superfund Liability.

  At June 30, 1996, Tennessee has been designated as a potentially responsible party in 50 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tennessee is fully indemnified by third parties. With respect to certain other sites, Tennessee has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tennessee has estimated its share of the remediation costs to be between $10 million and $64 million or 0.4% to 2.2% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tennessee's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tennessee could be required to pay in excess of its pro rata share of remediation costs. Tennessee's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tennessee's determination of its estimated liability. Tennessee believes that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will not be material to its consolidated financial position or results of operations.

 (3) Other Proceedings.

  On October 14, 1993, the Company was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that the Company had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading sought $1.5 billion from the Company for alleged damages caused by the Company's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. In June 1996, the Company reached a settlement with ICA and TransTexas for $125 million wherein ICA and TransTexas agreed to terminate the contract, released the Company from liability under the contract, and indemnified the Company against certain future claims, including royalty owner claims.

  The Company has been engaged in other settlement and contract reformation discussions with other holders of certain gas purchase contracts who have sued the Company. On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to the Company in one of these matters and indicated that it would remand the case to the trial court. On April 18, 1996, however, the Texas Supreme Court withdrew its initial opinion and issued an opinion reversing the Court of Appeals opinion on the matter which was favorable to the Company. In June 1996, the Company filed a motion for rehearing with the Texas Supreme Court. The Court has not yet acted on that motion. The Supreme Court's ruling explicitly preserves the Company's defenses based on bad faith conduct of the producers. Nothing in the Supreme Court's decision affects the Company's ability to seek recovery of its above-market costs of purchasing gas under the contract from its customers as GSR costs in proceedings currently pending before the FERC. In addition, the Company has initiated two lawsuits against the holders of this gas purchase contract, seeking damages related to their conduct in connection with that contract. The Company has accrued amounts which it believes are appropriate to cover the resolution of the litigation associated with its contract reformation efforts.

  The Company and its subsidiaries are parties to numerous other legal proceedings arising from their operations. The Company believes that the outcome of these other proceedings, individually and in the aggregate, will have no material effect on the Company's consolidated financial position or results of operations.

ITEM 5. OTHER INFORMATION.

  Recent Developments.

  On June 21, 1996, Tenneco Inc. distributed a letter dated June 19, 1996, from Dana G. Mead, Chairman and Chief Executive Officer of Tenneco Inc. to its shareowners regarding, among other things, (i) the announcement of a definitive agreement to merge a subsidiary of El Paso Natural Gas Company with and into Tenneco in a tax-free reorganization (the total value of the transaction to Tenneco shareowners is estimated at approximately $4 billion),
(ii) that the previously announced spinoff of Newport News Shipbuilding and Dry Dock Company is proceeding and (iii) a new company, that will carry the "Tenneco" name, consisting of Tenneco Packaging, Tenneco Automotive and Tenneco Business Services will also be spun off to the Tenneco Inc. shareowners.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    27--Financial Data Schedule.

  (b) Reports on Form 8-K. Tennessee Gas Pipeline Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1996.

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

Date: August 14, 1996