Form 10-K/A
period 1995-12-31
TENNESSEE GAS PIPELINE CO
filed 1996-10-30
CIK 97142

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

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
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)
                                                        77002
   TENNECO BUILDING, HOUSTON, TEXAS                  (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

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

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES^[X] NO [_]

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  THIS FORM 10-K/A AMENDS ITEMS 1, 7, 8, 14 AND EXHIBIT 27 OF THE TENNESSEE GAS PIPELINE COMPANY ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 21, 1996. THE COMPLETE TEXT OF EACH ITEM WHICH HAS BEEN AMENDED IS INCLUDED; TEXT OF ITEMS WHICH HAVE NOT BEEN AMENDED ARE NOT INCLUDED.

                                                                            PAGE
                                                                            ----
ITEM  1.   BUSINESS.......................................................    1
ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF
        OPERATIONS........................................................   13
ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   22
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
 K........................................................................   53

  The Tennessee Gas Pipeline Company Form 10-K for the fiscal year ended December 31, 1995 is hereby amended to reflect the disposition of Tennessee's remaining investment in Case Corporation during March 1996 and to reflect the results of operations for its farm and construction equipment business as "discontinued operations."

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

NET SALES AND OPERATING REVENUES FROM CONTINUING OPERATIONS

                                             1995         1994         1993
                                          -----------  -----------  -----------
                                            (DOLLAR AMOUNTS IN MILLIONS)
Automotive............................... $2,427   27% $1,850   23% $1,628   20%
Energy...................................  1,916   22   2,378   29   2,862   34
Packaging................................  2,750   31   2,184   27   2,042   24
Shipbuilding.............................  1,756   20   1,753   21   1,861   22
Other....................................     --   --      --   --       1   --
Intergroup sales.........................     (9)  --      (7)  --      (8)  --
                                          ------  ---  ------  ---  ------  ---
  Total.................................. $8,840  100% $8,158  100% $8,386  100%
                                          ======  ===  ======  ===  ======  ===

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST

                                                             1995   1994   1993
                                                            ------ ------ ------
                                                                 (MILLIONS)
Automotive................................................. $  235 $  205 $  198
Energy.....................................................    333    415    411
Packaging..................................................    457    209    139
Shipbuilding...............................................    160    200    225
Other......................................................    381    261    219
                                                            ------ ------ ------
  Total.................................................... $1,566 $1,290 $1,192
                                                            ====== ====== ======

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS

                                                     1995      1994      1993
                                                   --------  --------  --------
                                                       (DOLLAR AMOUNTS IN
                                                           MILLIONS)
Automotive........................................ $204  22% $106  16% $ 89  21%
Energy............................................  334  36   331  51   170  41
Packaging.........................................  316  34   166  26   124  30
Shipbuilding......................................   77   8    29   5    36   8
Other.............................................    4  --    14   2     1  --
                                                   ---- ---  ---- ---  ---- ---
  Total........................................... $935 100% $646 100% $420 100%
                                                   ==== ===  ==== ===  ==== ===

  The interest expense, income taxes and minority interest from continuing operations that are not allocated to the major businesses were as follows:

                                                                 1995 1994 1993
                                                                 ---- ---- ----
                                                                   (MILLIONS)
   Interest Expense (net of interest capitalized)............... $287 $262 $276
   Income Tax Expense...........................................  478  325  359
   Minority Interest............................................   33    1   --

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

GAS MARKETING AND INTRASTATE PIPELINES

  Tenneco Energy Resources Corporation, an 80% owned subsidiary of Tennessee, and its subsidiaries (collectively, "Tenneco Resources") are engaged in the businesses of marketing natural gas and owning and operating approximately 1,300 miles of pipelines that serve the Texas Gulf Coast and West Texas markets. Its businesses include the buying, selling, storage and transportation of natural gas and price risk management services, including the offering of fixed, floating and other natural gas pricing for short or long terms using natural gas futures contracts or other financial instruments. These businesses serve third parties, including producers, marketers, end-users, distribution companies and gas transmission companies. During 1995 Tenneco Resources transported, processed or sold approximately 2.3 billion cubic feet of natural gas per day for its customers. Tenneco Resources also owns and manages gas gathering systems and natural gas liquids plants in Pennsylvania, Texas, Louisiana and the outer continental shelf of the Gulf of Mexico.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following review of Tennessee's financial condition and results of operations should be read in conjunction with the financial statements and related notes of Tennessee Gas Pipeline Company and Consolidated Subsidiaries presented on pages 22 to 52.

1996 STRATEGIC ACTIONS

  In March 1996, Tenneco sold its remaining ownership of 15.2 million shares of common stock of Case Corporation in a public offering at $53.75 per share. Of the 15.2 million shares sold, Tennessee owned approximately 691,000 shares. Tennessee's net proceeds from the offering were $36 million, resulting in a gain of $37 million, including $29 million of income tax benefit. Tenneco in the aggregate recorded a gain of $340 million, net of $83 million of income tax expense. As a result of this sale, Tennessee's financial statements have been restated to reflect the operating results and the losses on the sale of the farm and construction equipment segment as "discontinued operations" for all periods presented.

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

  . Tenneco sold approximately 16.1 million shares of Case Corporation
    ("Case") common stock in a public offering in August 1995, reducing Tenneco's ownership in Case from 44 percent to 21 percent. Of the 16.1 million shares sold, Tennessee owned approximately 646,000 shares. Tennessee's net proceeds from the offering were $22 million, resulting in a loss of $35 million, including $35 million of tax benefit which was reflected as "loss from discontinued operations." Although Tennessee recorded a loss on this transaction, Tenneco in the aggregate recorded a pre-tax gain of $101 million.

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

RESULTS OF OPERATIONS

  Tennessee's income from continuing operations in 1995 of $768 million improved by 9 percent compared with $702 million in 1994. Improved results from Tenneco Packaging and Tenneco Automotive and interest income from affiliated companies were partially offset by declines in results at Tenneco Energy and Newport News Shipbuilding, all of which are discussed below.

  In 1995, Tennessee recorded a loss of $32 million on the discontinued operations of its farm and construction equipment business. In 1994, Tennessee recorded a loss of $199 million on the discontinued operations of its farm and construction equipment business, Albright & Wilson chemicals business and Tenneco Automotive's brake operations. Also, 1994 results included a charge of $13 million for the adoption of a new accounting principle. No similar costs were incurred in 1995. Net income in 1995 was $736 million compared with net income of $490 million in 1994.

NET SALES AND OPERATING REVENUES

                                                                  1995    1994
                                                                 ------  ------
                                                                  (MILLIONS)
      Automotive................................................ $2,427  $1,850
      Energy....................................................  1,916   2,378
      Packaging.................................................  2,750   2,184
      Shipbuilding..............................................  1,756   1,753
      Other.....................................................     (9)     (7)
                                                                 ------  ------
                                                                 $8,840  $8,158
                                                                 ======  ======

  Tennessee's 1995 revenues increased $682 million and have benefited from strong market conditions in the packaging industry along with revenues from acquisitions made in late 1994 and 1995. These increases more than offset lower natural gas sales at Tenneco Energy. The results of each segment are discussed in detail below.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

                                                                    1995   1994
                                                                   ------ ------
                                                                    (MILLIONS)
      Automotive.................................................. $  235 $  205
      Energy......................................................    333    415
      Packaging...................................................    457    209
      Shipbuilding................................................    160    200
      Other.......................................................    381    261
                                                                   ------ ------
                                                                   $1,566 $1,290
                                                                   ====== ======

  Tennessee's 1995 operating income increased by $276 million compared with 1994. Tenneco Packaging benefited from favorable market conditions in the packaging industry and Tenneco Automotive improved as

European original equipment and aftermarkets performed well. These increases were offset by lower operating income at Tenneco Energy in both its regulated and nonregulated businesses and at Newport News Shipbuilding due to lower margins on conversion work, costs incurred to enter the highly competitive international commercial shipbuilding markets and a charge for staff downsizing. The results of each segment are discussed in detail below.

  Significant transactions affecting the comparability of operating income between 1995 and 1994 are:

  . Pre-tax net gains on sales of assets and businesses of $38 million in 1995 (primarily a mill in North Carolina and Tenneco Energy's interest in Kern River) compared with gains of $30 million in 1994 primarily from the sale of a 20 percent interest in Tenneco Energy Resources Corporation ("Tenneco Resources").

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

OTHER

  Tennessee's other operations reported operating income of $381 million for 1995. Other operating income is comprised primarily of affiliated interest income. During 1994, other operations reported operating income of $261 million.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Tennessee's interest expense in 1995 was $287 million compared with $262 million in 1994. Interest capitalized was $9 million in 1995 compared with $4 million in 1994 due to higher levels of capital spending in 1995.

MINORITY INTEREST

  Minority interest of $33 million in 1995 primarily related to dividends on preferred stock of a U.S. subsidiary which was issued in December 1994. Minority interest for 1994 was $1 million.

INCOME TAXES

  Income tax expense for 1995 was $478 million compared with $325 million in 1994. The increase in tax expense in 1995 was primarily from higher pre-tax income in 1995 and lower levels of tax benefits compared with 1994. In 1994, Tennessee recorded tax benefits from the realization of previously unrecognized deferred tax assets resulting from consolidation of Tennessee's German operations and the sale of businesses.

DISCONTINUED OPERATIONS

  Loss from discontinued operations in 1995 of $32 million, net of income tax benefit of $30 million, was attributable to the farm and construction equipment business and included a $35 million loss, net of income tax benefit of $35 million, on the sale of the Case Stock and net income from operations of $3 million, net of income tax expense of $5 million. Loss from discontinued operations in 1994 of $199 million, net of income tax expense of $83 million, resulted from the sale of Tennessee's farm and construction equipment, chemicals and brakes businesses. The loss of $224 million, net of $68 million income tax expense, on the sale of these businesses included a $166 million loss, net of income tax expense of $117 million, from the sale of the chemicals business, a $33 million loss, net of income tax benefit of $35 million, from the sale of the farm and construction equipment business, and a $25 million loss from the sale of the brakes business, net of income tax benefit of $14 million. Net income from the chemicals operations in 1994 was $32 million, net of income tax expense of $19 million. Net loss from the farm and construction equipment operations in 1994 was $4 million. Net loss in 1994 from the brakes operations was $3 million, net of income tax benefit of $4 million.

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

CAPITAL EXPENDITURES

  Expenditures for plant, property and equipment from continuing operations for 1995 were $935 million compared with $646 million for 1994. Capital expenditures increased at Packaging ($150 million), Automotive ($98 million), Shipbuilding ($48 million), and Energy ($3 million). Capital expenditures decreased $10 million at Tennessee's other operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        INDEX TO FINANCIAL STATEMENTS OF TENNESSEE GAS PIPELINE COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Report of independent public accountants..................................  23
Statements of income for each of the three years in the period ended
 December 31, 1995........................................................  24
Balance sheets--December 31, 1995 and 1994................................  25
Statements of cash flows for each of the three years in the period ended
 December 31, 1995........................................................  26
Statements of changes in shareowner's equity for each of the three years in the period ended
 December 31, 1995........................................................  27
Notes to financial statements............................................. 28

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

                                          Arthur Andersen LLP

Houston, Texas
February 8, 1996

(except with respect to
the matter discussed in
Note 3, as to which the
date is March 7, 1996)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME

                                                              (MILLIONS)
                                                         YEARS ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                          1995    1994    1993
                                                         ------  ------  ------
REVENUES
Net sales and operating revenues--
  Automotive...........................................  $2,427  $1,850  $1,628
  Energy...............................................   1,916   2,378   2,862
  Packaging............................................   2,750   2,184   2,042
  Shipbuilding.........................................   1,756   1,753   1,861
  Other................................................      (9)     (7)     (7)
                                                         ------  ------  ------
                                                          8,840   8,158   8,386
Other income--
  Interest income:
    Affiliated companies...............................     360     247     185
    Other..............................................      41      34      14
  Equity in net income of affiliated companies.........      66      52      50
  Gain on sale of businesses and assets, net...........      38       7     106
  Gain on the sale by a subsidiary of its stock........      --      23      --
  Other income, net....................................      58     (13)     (3)
                                                         ------  ------  ------
                                                          9,403   8,508   8,738
                                                         ------  ------  ------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown
   below)..............................................   5,226   4,439   4,322
  Operating expenses...................................   1,414   1,880   2,264
  Selling, general and administrative..................     751     596     595
  Finance charges of Tennessee's finance subsidiaries..      --       4       3
  Depreciation, depletion and amortization.............     446     299     362
                                                         ------  ------  ------
                                                          7,837   7,218   7,546
                                                         ------  ------  ------
Income before interest expense, income taxes and
 minority interest.....................................   1,566   1,290   1,192
                                                         ------  ------  ------
Interest expense (net of interest capitalized):
  Affiliated companies.................................     155     101      66
  Other................................................     132     161     210
                                                         ------  ------  ------
                                                            287     262     276
                                                         ------  ------  ------
Income before income taxes and minority interest.......   1,279   1,028     916
Income tax expense.....................................     478     325     359
                                                         ------  ------  ------
Income before minority interest........................     801     703     557
Minority interest......................................      33       1      --
                                                         ------  ------  ------
Income from continuing operations......................     768     702     557
Income (loss) from discontinued operations, net of
 income tax............................................     (32)   (199)    136
                                                         ------  ------  ------
Income before extraordinary loss.......................     736     503     693
Extraordinary loss, net of income tax..................      --      --     (24)
                                                         ------  ------  ------
Income before cumulative effect of change in accounting
 principle.............................................     736     503     669
Cumulative effect of change in accounting principle,
 net of income tax.....................................      --     (13)     --
                                                         ------  ------  ------
Net income.............................................  $  736  $  490  $  669
                                                         ======  ======  ======

  The accompanying notes to financial statements are an integral part of these statements of income.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                  (MILLIONS)
                                                                 DECEMBER 31,
                                                                ---------------
                            ASSETS                               1995    1994
                            ------                              ------- -------
Current Assets:
 Cash and temporary cash investments..........................  $   193 $   459
 Receivables--
 Customer notes and accounts (net)............................      465     644
 Affiliated companies.........................................      757     297
 Gas transportation and exchange..............................       64     214
 Other........................................................      486     164
 Notes receivable from Tenneco Inc............................    3,354   3,201
 Inventories..................................................    1,174     909
 Deferred income taxes........................................       18      43
 Prepayments and other........................................      253     301
                                                                ------- -------
                                                                  6,764   6,232
                                                                ------- -------
Investments and other assets:
 Investment in affiliated companies...........................      286     523
 Long-term notes and other receivables (net)..................      106     157
 Investment in subsidiaries in excess of fair value of net as-
  sets at date of acquisition, less amortization..............      616     329
 Deferred income taxes........................................       52      49
 Other........................................................    1,656     782
                                                                ------- -------
                                                                  2,716   1,840
                                                                ------- -------
Plant, property and equipment, at cost........................   11,824  11,009
 Less--Reserves for depreciation, depletion and amortization..    5,611   5,851
                                                                ------- -------
                                                                  6,213   5,158
                                                                ------- -------
                                                                $15,693 $13,230
                                                                ======= =======
              LIABILITIES AND SHAREOWNER'S EQUITY
              -----------------------------------
Current Liabilities:
 Short-term debt (including current maturities on long-term
  debt).......................................................   $  346 $   298
 Payables--
 Trade........................................................    1,065   1,029
 Affiliated companies.........................................      216     244
 Gas transportation and exchange..............................       28     159
 Taxes accrued................................................      391      49
 Interest accrued.............................................       27      37
 Natural gas pipeline revenue reservation.....................       27     190
 Other........................................................    1,020     787
                                                                ------- -------
                                                                  3,120   2,793
                                                                ------- -------
Long-term debt................................................      550     793
                                                                ------- -------
Deferred income taxes.........................................      989   1,408
                                                                ------- -------
Postretirement benefits.......................................      609     380
                                                                ------- -------
Deferred credits and other liabilities........................      623     422
                                                                ------- -------
Commitments and contingencies
Minority interest.............................................      492     475
                                                                ------- -------
Shareowner's Equity:
 Common stock, par value $5 per share, authorized, issued and
  outstanding 200 shares......................................       --      --
 Premium on common stock and other capital surplus............    4,903   3,494
 Cumulative translation adjustments...........................       32    (174)
 Retained earnings............................................    4,375   3,639
                                                                ------- -------
                                                                  9,310   6,959
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

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                                            (MILLIONS)
                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                      1995     1994      1993
                                                     ----------------  --------
Operating Activities:
 Income from continuing operations.................  $  768  $    702  $    557
 Adjustments to reconcile income from continuing
  operations to
  cash provided (used) by continuing operations--
   Depreciation, depletion and amortization........     446       299       362
   Equity in net income of affiliated companies,
    net of dividends...............................     (13)       (4)       (5)
   Deferred income taxes...........................      78        10        63
   Gain on sale of businesses and assets, net......     (38)      (30)     (106)
   Changes in components of working capital--
    (Increase) decrease in receivables.............    (249)      616      (172)
    (Increase) decrease in inventories.............    (237)     (122)       47
    (Increase) decrease in prepayments and other
     current assets................................     (34)       10        18
    Increase (decrease) in payables................     (58)      (70)     (194)
    Increase (decrease) in taxes accrued...........      29      (150)      (21)
    Increase (decrease) in interest accrued........     (30)      (17)      (28)
    Increase (decrease) in natural gas pipeline
     revenue reservation...........................    (156)      (91)      136
    Increase (decrease) in other current
     liabilities...................................     (59)      (22)       (9)
   (Increase) decrease in long-term notes and
    receivables....................................      --        (3)       --
   Take-or-pay (refunds to customers) recoupments,
    net............................................      36        26       (34)
   Other...........................................     104       (21)      (54)
                                                     ------  --------  --------
    Cash provided (used) by continuing operations..     587     1,133       560
    Cash provided (used) by discontinued
     operations....................................       2       113       425
                                                     ------  --------  --------
Net Cash Provided (Used) by Operating Activities...     589     1,246       985
                                                     ------  --------  --------
Investing Activities:
 Net proceeds (expenditures) related to the sale of
 discontinued operations...........................     716       188       (54)
 Net proceeds from sale of businesses and assets...      71        96       249
 Expenditures for plant, property and equipment--
   Continuing operations...........................    (935)     (646)     (420)
   Discontinued operations.........................      (4)      (71)      (73)
 Acquisitions of businesses........................    (428)      (51)      (33)
 (Increase) decrease in Tenneco Inc. receivables...    (153)   (2,456)      472
 (Increase) decrease in notes receivable from other
  affiliates.......................................      --     1,770       151
 Investments and other.............................     (21)       91       (24)
                                                     ------  --------  --------
Net Cash Provided (Used) by Investing Activities...    (754)   (1,079)      268
                                                     ------  --------  --------
Financing Activities:
 Capital contribution from (distribution to)
  affiliates, net..................................     116        --        --
 Issuance of equity securities by a subsidiary.....      --       294        --
 Issuance of long-term debt........................       1        --         3
 Retirement of long-term debt......................    (256)     (156)     (977)
 Net increase (decrease) in short-term debt
  excluding current maturities on long-term debt...      30       (70)     (163)
                                                     ------  --------  --------
Net Cash Provided (Used) by Financing Activities...    (109)       68    (1,137)
                                                     ------  --------  --------
Effect of Foreign Exchange Rate Changes on Cash and
 Temporary Cash Investments........................       8         4        (4)
                                                     ------  --------  --------
Increase (Decrease) in Cash and Temporary Cash
 Investments.......................................    (266)      239       112
Cash and Temporary Cash Investments, January 1.....     459       220       108
                                                     ------  --------  --------
Cash and Temporary Cash Investments, December 31
 (Note)............................................  $  193  $    459  $    220
                                                     ======  ========  ========
Cash Paid During the Year for Interest.............  $  327  $    284  $    330
Cash Paid During the Year for Income Taxes (net of
 refunds)..........................................  $  444  $    427  $    334

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

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

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

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

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

                                                              (UNAUDITED)
                                                        YEARS ENDED DECEMBER 31
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
                                                              (MILLIONS)
      Net sales and operating revenues................. $     9,836 $     9,195
      Income from continuing operations................ $       814 $       685

  The summarized pro forma information has been prepared for comparative purposes only. It is not intended to be indicative of the actual operating results that would have occurred had the acquisition been consummated at the beginning of 1994, or the results which may be attained in the future.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

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

3. DISCONTINUED OPERATIONS, DISPOSITION OF ASSETS AND EXTRAORDINARY LOSS

 Discontinued Operations

  Chemicals and Brakes Operations

  In March 1995, Tenneco Inc. and its subsidiaries ("Tenneco") completed an initial public offering of 100% of its Albright & Wilson chemicals segment. The offering was underwritten in the United Kingdom and was offered primarily in the United Kingdom. Also in 1994, Tenneco sold its brakes operation. Net proceeds from the sales of the chemicals and the brakes operations were approximately $700 million and $18 million, respectively.

  Net assets and results from discontinued operations included in Tennessee's financial statements as of and for the years ended December 31, 1994 and 1993, are as follows:

                                                      1994             1993
                                                ---------------- ----------------
                                                CHEMICALS BRAKES CHEMICALS BRAKES
                                                --------- ------ --------- ------
                                                           (MILLIONS)
Net assets at December 31.....................    $ 633    $ --    $554      $61
                                                  =====    ====    ====     ====
Net sales and operating revenues..............    $ 986    $ 57    $914      $48
                                                  =====    ====    ====     ====
Income (loss) before income taxes.............    $  51    $ (7)   $ 78     $ (7)
Income tax (expense) benefit from discontinued
 operations...................................      (19)      4     (15)       3
                                                  -----    ----    ----     ----
Net income (loss).............................       32      (3)     63       (4)
                                                  -----    ----    ----     ----
Loss on disposition...........................      (49)    (39)     --       --
Income tax (expense) benefit from loss on
 disposition..................................     (117)     14      --       --
                                                  -----    ----    ----     ----
Net loss on disposition.......................     (166)    (25)     --       --
                                                  -----    ----    ----     ----
  Net income (loss) from discontinued
   operations.................................    $(134)   $(28)   $ 63     $ (4)
                                                  =====    ====    ====     ====

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Farm and Construction Equipment Operations

  In June 1994, Tenneco completed an initial public offering ("IPO") of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's farm and construction equipment segment. In November 1994, a secondary offering of Case common stock reduced Tenneco's ownership interest in Case to approximately 44%. Combined proceeds from the two transactions was $694 million, net of commissions and offering expenses. Prior to the IPO, Tenneco reorganized this segment resulting in Tennessee selling all of its farm and construction equipment net assets to Case Corporation for consideration of Case Corporation common stock and cash. In connection with the reorganization, IPO and November 1994 secondary offering, Tennessee received net proceeds of $204 million and recognized a loss of $33 million, including $35 million of income tax benefit. Although Tennessee recorded a loss on these transactions, Tenneco in the aggregate recorded a gain of $36 million, including a $7 million tax benefit. In an August 1995 public offering, Tenneco sold an additional 16.1 million shares of Case common stock for net proceeds of approximately $540 million. The sale reduced Tenneco's ownership in Case from 44% to 21%. Of the 16.1 million shares sold, approximately 646,000 shares were owned by Tennessee. In connection with the offering, Tennessee received net proceeds of $22 million and recognized a loss of $35 million, including $35 million of income tax benefit. Although Tennessee recorded a loss on this transaction, Tenneco in the aggregate recorded a pre-tax gain of $101 million.

  In March 1996, Tenneco sold its remaining 15.2 million shares of common stock of Case in a public offering. Of the 15.2 million shares sold, approximately 691,000 shares were owned by Tennessee. In connection with the sale, Tennessee received net proceeds of approximately $36 million, resulting in a gain of $37 million, including $29 million of income tax benefit. Tenneco in the aggregate recorded a gain of $340 million, net of $83 million in income tax expense. As a result of this sale, Tennessee's financial statements have been restated to reflect the operating results and the losses on the sale of the farm and construction equipment segment as "discontinued operations" for all periods presented.

  Net assets and results from the discontinued farm and construction equipment operations as of and for the years ended December 31, 1995, 1994 and 1993, are as follows:

                                                               1995  1994   1993
                                                               ----  ----  ------
                                                                  (MILLIONS)
Net assets at December 31..................................... $ 29  $ 56  $  476
                                                               ====  ====  ======
Net sales and operating revenues.............................. $ --  $518  $1,014
                                                               ====  ====  ======
Income (loss) before income taxes............................. $  8  $ (4) $   47
Income tax (expense) benefit from discontinued operations.....   (5)   --      30
                                                               ----  ----  ------
Net income (loss).............................................    3    (4)     77
                                                               ----  ----  ------
Loss on disposition...........................................  (70)  (68)     --
Income tax benefit from loss on disposition...................   35    35      --
                                                               ----  ----  ------
Net loss on disposition.......................................  (35)  (33)     --
                                                               ----  ----  ------
  Net income (loss) from discontinued operations.............. $(32) $(37) $   77
                                                               ====  ====  ======

 Disposition of Assets




  In December 1995, Tenneco Energy sold its 50% interest in Kern River Gas Transmission Company ("Kern River") for a pre-tax gain of $30 million. Kern River owns a 904-mile pipeline extending from Wyoming to California. Also in 1995, Tennessee sold certain other facilities and assets, principally at its Tenneco Packaging and Tenneco Energy segments, for a combined pre-tax net gain of $8 million.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  During 1994, Tennessee disposed of several assets and investments including a facility, machinery and equipment at Tenneco Packaging resulting in a pre-tax net gain of $7 million. Also in 1994, Tenneco Energy Resources Corporation, a subsidiary which operates nonregulated gas marketing and intrastate pipeline businesses, issued 50 shares of its common stock, diluting Tennessee's ownership in this subsidiary to 80%. Cash proceeds were $41 million resulting in a gain of $23 million. No taxes were provided on the gain because management expects that the recorded investment will be recovered in a tax-free manner.

  During 1993, Tennessee disposed of a number of assets and investments including its Newport News' Sperry Marine business; several Tenneco Packaging operations; two wholly-owned Tenneco Energy companies, Viking Gas Transmission Company and Dean Pipeline Company. These dispositions resulted in a pre-tax net gain of $106 million.

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

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

 Short-Term Debt

  Information for the years ended December 31, 1995 and 1994, regarding credit facilities, including borrowings under both committed and uncommitted credit facilities and similar arrangements, follows:

                                                                   1995   1994
                                                                   -----  -----
                                                                   (MILLIONS)
Outstanding borrowings at end of year............................  $  75  $  42
Weighted average interest rate on outstanding borrowings at end
 of year.........................................................    7.5%   9.8%
Approximate maximum month-end outstanding borrowings during year.  $  76  $ 167
Approximate average month-end outstanding borrowings during year.  $  62  $  65
Weighted average interest rate on approximate average month-end outstanding borrowings
 during year.....................................................   10.2%   7.3%

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

                                                     NOTIONAL AMOUNT
                                            -----------------------------------
                                                                 DECEMBER 31,
                                            DECEMBER 31, 1995        1994
                                            ------------------- ---------------
                                             PURCHASE   SELL    PURCHASE  SELL
                                            ---------- -------- -------- ------
                                                       (MILLIONS)
Foreign currency contracts (in US$):
  Australian Dollars.......................   $      1 $    202  $   94  $   26
  British Pounds...........................        508       86     277     455
  Canadian Dollars.........................         23       50      81      65
  French Francs............................         44       16      94      15
  U.S. Dollars.............................        261      509     244     377
  Other....................................        127      104     274     123
                                              -------- --------  ------  ------
                                              $    964 $    967  $1,064  $1,061
                                              ======== ========  ======  ======

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

  As of December 31, 1995, the Company has deferred GSR costs yet to be recovered from its customers of approximately $462 million, net of $316 million previously recovered from its customers, subject to refund. A

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES proceeding before a FERC ALJ is scheduled to commence in early 1996 to determine whether the Company's GSR costs are eligible for cost recovery. The FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 provides for complete recovery by pipelines of eligible and prudently incurred transition costs, certain customers have challenged the prudence and eligibility of the Company's GSR costs and the Company has engaged in settlement discussions with its customers concerning the amount of such costs in response to the FERC and customer statements acknowledging the desirability of such settlements.

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

7. INCOME TAXES

  The domestic and foreign components of income from continuing operations before income taxes are as follows:

                                                                YEARS ENDED
                                                                DECEMBER 31
                                                             ------------------
                                                              1995   1994  1993
                                                             ------ ------ ----
                                                                 (MILLIONS)
      U.S. income before income taxes....................... $1,117 $  948 $792
      Foreign income before income taxes....................    162     80  124
                                                             ------ ------ ----
      Income before income taxes............................ $1,279 $1,028 $916
                                                             ====== ====== ====

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Following is a comparative analysis of the components of consolidated income tax expense applicable to continuing operations:

                                                                  YEARS ENDED
                                                                  DECEMBER 31
                                                                 ---------------
                                                                 1995 1994  1993
                                                                 ---- ----  ----
                                                                   (MILLIONS)
      Current--
        U.S..................................................... $285 $249  $224
        State and local.........................................   50   32    46
        Foreign.................................................   65   34    26
                                                                 ---- ----  ----
                                                                  400  315   296
                                                                 ---- ----  ----
      Deferred--
        U.S.....................................................   65   24    43
        State and local.........................................   12   10    11
        Foreign.................................................    1  (24)    9
                                                                 ---- ----  ----
                                                                   78   10    63
                                                                 ---- ----  ----
      Income tax expense........................................ $478 $325  $359
                                                                 ==== ====  ====

  Following is a reconciliation of income taxes computed at the U.S. federal income tax rate (35% for all years presented) to the income tax expense from continuing operations reflected in the Statements of Income:

                                                               YEARS ENDED
                                                               DECEMBER 31
                                                              ----------------
                                                              1995  1994  1993
                                                              ----  ----  ----
                                                                (MILLIONS)
Tax expense computed at the U.S. federal income tax rate..... $448  $360  $321
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
   with no tax benefit.......................................   (2)  (12)   14
  Permanent differences on sale of businesses................   25   (10)   (6)
  State and local taxes on income, net of U.S. federal income
   tax benefit...............................................   40    27    37
  U.S. federal income tax rate change........................   --    --    11
  Realization of unrecognized deferred tax assets............  (46)  (12)   --
  Other......................................................   13   (28)  (18)
                                                              ----  ----  ----
Income tax expense........................................... $478  $325  $359
                                                              ====  ====  ====

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  The components of Tennessee's net deferred tax liability at December 31, 1995 and 1994, were as follows:

                                                                 1995    1994
                                                                ------  ------
                                                                 (MILLIONS)
Deferred tax assets--
  Tax loss carryforwards....................................... $  163  $  217
  Postretirement benefits other than pensions..................    176      90
  GSR reserve..................................................    141      --
  Environmental reserve........................................     76      83
  Other........................................................    117     163
  Valuation allowance..........................................   (142)   (235)
                                                                ------  ------
    Net deferred tax asset.....................................    531     318
                                                                ------  ------
Deferred tax liabilities--
  Tax over book depreciation...................................    785     781
  Pension......................................................    166     107
  Asset related to GSR costs of operations regulated by the
   FERC........................................................    141      --
  Long-term shipbuilding contracts.............................     62      54
  Debt related items...........................................     43      44
  Book versus tax gains and losses on asset disposals..........     89     418
  Other........................................................    164     230
                                                                ------  ------
    Total deferred tax liability...............................  1,450   1,634
                                                                ------  ------
Net deferred tax liability..................................... $  919  $1,316
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

  Prior to the June 1994 IPO, Tennessee sold all of its farm and construction equipment net assets to Case Corporation. Therefore, all Case liabilities for the new Case plans are excluded from the Tennessee disclosure information beginning in 1994. Benefit costs for these plans have been included up to the date of the sale (for six months of 1994) in income from discontinued operations. For additional information concerning Tennessee's changing ownership in Case, reference is made to Note 3, "Discontinued Operations, Dispositions of Assets and Extraordinary Loss."

  The net periodic postretirement benefit cost from continuing operations for the years 1995, 1994 and 1993 consist of the following components:

                                                                1995  1994  1993
                                                                ----  ----  ----
                                                                  (MILLIONS)
      Service cost for benefits earned during the year......... $  6  $ 7   $ 7
      Interest cost on accumulated postretirement benefit
       obligation..............................................   49   28    28
      Net amortization of unrecognized amounts.................  (13)  (2)   (1)
                                                                ----  ---   ---
      Net periodic postretirement benefit cost................. $ 42  $33   $34
                                                                ====  ===   ===

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

  The funded status of the plans reconciles with amounts recognized on the balance sheet at December 31, 1995 and 1994, as follows:

                                                    PLANS IN
                                     PLANS IN         WHICH
                                   WHICH ASSETS    ACCUMULATED
                                      EXCEED        BENEFITS
                                    ACCUMULATED      EXCEED        ALL PLANS
                                     BENEFITS        ASSETS         (NOTE)
                                   --------------  ------------  --------------
                                    1995    1994   1995   1994    1995    1994
                                   ------  ------  -----  -----  ------  ------
                                                 (MILLIONS)
Actuarial present value of bene-
 fits based on service to date
 and present pay levels at Sep-
 tember 30:
 Vested benefit obligation.......  $2,446  $1,729  $  28  $  18  $2,474  $1,747
 Non-vested benefit obligation...      90      86      2      2      92      88
                                   ------  ------  -----  -----  ------  ------
 Accumulated benefit obligation..   2,536   1,815     30     20   2,566   1,835
Additional amounts related to
 projected salary increases......     206     222      2      2     208     224
                                   ------  ------  -----  -----  ------  ------
Total projected benefit obliga-
 tion at September 30............   2,742   2,037     32     22   2,774   2,059
Plan assets at fair value at Sep-
 tember 30.......................   3,088   2,310      3      4   3,091   2,314
                                   ------  ------  -----  -----  ------  ------
Plan assets in excess of (less
 than) total projected benefit
 obligation at
 September 30....................     346     273    (29)   (18)    317     255
Contributions during the fourth
 quarter.........................       4      17     --     --       4      17
Unrecognized net (gain) loss re-
 sulting from plan experience and
 changes in
 actuarial assumptions...........     166      96      1      1     167      97
Unrecognized prior service obli-
 gations resulting from plan
 amendments......................      82      99     --      1      82     100
Remaining unrecognized net obli-
 gation (asset) at initial appli-
 cation..........................    (132)   (165)    --      1    (132)   (164)
Adjustment recorded to recognize
 minimum liability...............      --      --     --     (1)     --      (1)
                                   ------  ------  -----  -----  ------  ------
Prepaid (accrued) pension cost at
 December 31.....................  $  466  $  320  $ (28) $ (16) $  438  $  304
                                   ======  ======  =====  =====  ======  ======

--------
Note: Assets of one plan may not be utilized to pay benefits of other plans.
   Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

  In December 1993, all liabilities and assets were transferred from the Case Corporation Pension Plan for Hourly-Paid Employees ("Case Plan") to the Tenneco Inc. Retirement Plan. These liabilities are currently overfunded and in January 1995, plan assets and liabilities (totaling a $133 million net asset) were transferred, in exchange for cash, from Tenneco Inc. to Tenneco Corporation, a wholly-owned subsidiary of the Company. In June 1994, all future accruals for the salaried and hourly active Case employees were transferred from the Tenneco Inc. Retirement Plan to new Case plans. Prior to the June 1994 IPO, Tennessee sold all of its farm and construction equipment net assets to Case Corporation. Therefore, all domestic and foreign Case liabilities and assets in the new Case plans are excluded from the Tennessee disclosure information beginning in 1994. Pension cost (income) for these plans has been included up to the date of the sale (for six months of 1994) in income from discontinued operations.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Net periodic pension costs (income) from continuing operations for the years 1995, 1994 and 1993 consist of the following components:

                                        1995         1994          1993
                                     -----------  ------------  -----------
                                                  (MILLIONS)
Service cost--benefits earned
 during the year...................        $  50         $  55        $  49
Interest accrued on prior year's
 projected benefit obligation......          205           120          114
Expected return on plan assets--
Actual (return) loss...............  (536)          143         (259)
Unrecognized excess (deficiency) of
 actual return over expected
 return............................   261          (323)          88
                                     ----         -----         ----
                                            (275)         (180)        (171)
Net amortization of unrecognized
 amounts...........................          (10)          (13)         (14)
                                           -----         -----        -----
Net periodic pension costs
 (income)..........................        $ (30)        $ (18)       $ (22)
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

  In March 1996, Tennessee sold its remaining ownership interest in Case, a leading manufacturer of farm and construction equipment with primary operations in the U.S. and European Union. Also, during 1995, Tennessee sold its Albright & Wilson chemicals segment, which was involved in the production of phosphorous chemicals and surfactants, as well as a range of specialty chemicals. For more discussion of Tennessee's farm and construction equipment and chemicals segments, see Note 3.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  The following tables summarize certain segment and geographic information of Tennessee's businesses:

                                                        SEGMENT
                          ---------------------------------------------------------------------
                                                                 FARM AND                        RECLASS.
                            AUTO-                      SHIP-   CONSTRUCTION                         AND     CONSOL-
       (MILLIONS)         MOTIVE(D) ENERGY  PACKAGING BUILDING EQUIPMENT(D) CHEMICALS(D) OTHER  ELIMINATION IDATED
       ----------         --------- ------  --------- -------- ------------ ------------ ------ ----------- -------
AT DECEMBER 31, 1995, AND FOR THE YEAR THEN ENDED
Net sales and operating
 revenues(a)............   $2,427   $1,916   $2,750    $1,756      $--          $ --     $   --    $  (9)   $ 8,840
                           ======   ======   ======    ======      ===          ====     ======    =====    =======
Operating profit........      243      286      467       172       --            --        379       --      1,547
Equity in net income of
 affiliated companies...        1       63       --        --       --            --          2       --         66
General corporate
 expenses...............       (9)     (16)     (10)      (12)      --            --         --       --        (47)
                           ------   ------   ------    ------      ---          ----     ------    -----    -------
Income before interest
 expense, income taxes
 and minority interest..      235      333      457       160       --            --        381       --      1,566
                           ======   ======   ======    ======      ===          ====     ======    =====    =======
Identifiable assets.....    1,864    4,098    3,862     1,467       --            --      4,221     (105)    15,407
Investment in affiliated
 companies..............        3      239        4         9       --            --          2       --        257
Investment in affiliated
 companies related to
 discontinued
 operations.............       --       --       --        --       29            --         --       --         29
                           ------   ------   ------    ------      ---          ----     ------    -----    -------
   Total assets.........    1,867    4,337    3,866     1,476       29            --      4,223     (105)    15,693
                           ======   ======   ======    ======      ===          ====     ======    =====    =======
Depreciation, depletion
 and amortization.......       79      195      104        67       --            --          1       --        446
                           ======   ======   ======    ======      ===          ====     ======    =====    =======
Capital expenditures
 for continuing
 operations.............      204      334      316        77       --            --          4       --        935
                           ======   ======   ======    ======      ===          ====     ======    =====    =======
AT DECEMBER 31, 1994, AND FOR THE YEAR THEN ENDED
Net sales and operating
 revenues(a)............   $1,850   $2,378   $2,184    $1,753      $--          $ --     $   --    $  (7)   $ 8,158
                           ======   ======   ======    ======      ===          ====     ======    =====    =======
Operating profit........      214      379      217       213       --            --        261       --      1,284
Equity in net income of
 affiliated companies...       --       52       --        --       --            --         --       --         52
General corporate
 expenses...............       (9)     (16)      (8)      (13)      --            --         --       --        (46)
                           ------   ------   ------    ------      ---          ----     ------    -----    -------
Income before interest
 expense, income taxes
 and minority interest..      205      415      209       200       --            --        261       --      1,290
                           ======   ======   ======    ======      ===          ====     ======    =====    =======
Identifiable assets.....    1,477    3,241    1,884     1,353       --            --      4,056     (149)    11,862
Investment in affiliated
 companies..............        2      359        3        --       --            --         --       --        364
Identifiable assets
 related to discontinued
 operations.............       --       --       --        --       --           849         --       (4)       845
Investment in affiliated
 companies related
 to discontinued
 operations.............       --       --       --        --       56           103         --       --        159
                           ------   ------   ------    ------      ---          ----     ------    -----    -------
   Total assets.........    1,479    3,600    1,887     1,353       56           952      4,056     (153)    13,230
                           ======   ======   ======    ======      ===          ====     ======    =====    =======
Depreciation, depletion
 and amortization.......       45      100       82        70       --            --          2       --        299
                           ======   ======   ======    ======      ===          ====     ======    =====    =======
Capital expenditures
 for continuing
 operations.............      106      331      166        29       --            --         14       --        646
                           ======   ======   ======    ======      ===          ====     ======    =====    =======

See notes at the end of these tables.

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                                        SEGMENT
                          ---------------------------------------------------------------------
                                                                 FARM AND                         RECLASS.
                            AUTO-                      SHIP-   CONSTRUCTION                          AND     CONSOL-
       (MILLIONS)         MOTIVE(D) ENERGY  PACKAGING BUILDING EQUIPMENT(D) CHEMICALS(D) OTHER   ELIMINATION IDATED
       ----------         --------- ------  --------- -------- ------------ ------------ ------  ----------- -------
AT DECEMBER 31, 1993, AND FOR THE YEAR THEN ENDED
Net sales and operating
 revenues(a)............   $1,628   $2,862   $2,042    $1,861      $--          $ --     $    1     $ (8)    $8,386
                           ======   ======   ======    ======      ===          ====     ======     ====     ======
Operating profit .......      206      376      146       238       --            --        220       --      1,186
Equity in net income
 (loss) of affiliated
 companies..............       --       49        2        --       --            --         (1)      --         50
General corporate
 expenses...............       (8)     (14)      (9)      (13)      --            --         --       --        (44)
                           ------   ------   ------    ------      ---          ----     ------     ----     ------
Income before interest
 expense, income taxes
 and minority interest..      198      411      139       225       --            --        219       --      1,192
                           ======   ======   ======    ======      ===          ====     ======     ====     ======
Identifiable assets.....    1,044    2,953    1,712     1,277       --            --      3,392      (70)    10,308
Investment in affiliated
 companies..............        4      307        6        --       --            --         75       --        392
Identifiable assets
 related to discontinued
 operations.............       69       --       --        --      911           815         --       (9)     1,786
Investment in affiliated
 companies related
 to discontinued
 operations.............       --       --       --        --      (44)           62         --       --         18
                           ------   ------   ------    ------      ---          ----     ------     ----     ------
   Total assets.........    1,117    3,260    1,718     1,277      867           877      3,467      (79)    12,504
                           ======   ======   ======    ======      ===          ====     ======     ====     ======
Depreciation, depletion
 and amortization.......       44      166       77        72       --            --          3       --        362
                           ======   ======   ======    ======      ===          ====     ======     ====     ======
Capital expenditures for
 continuing operations..       89      170      124        36       --            --          1       --        420
                           ======   ======   ======    ======      ===          ====     ======     ====     ======

                                GEOGRAPHIC AREA(C)(D)
                           --------------------------------
                                                             RECLASS.
                           UNITED          EUROPEAN  OTHER      AND     CONSOL-
       (MILLIONS)          STATES   CANADA  UNION   FOREIGN ELIMINATION IDATED
       ----------          -------  ------ -------- ------- ----------- -------
AT DECEMBER 31, 1995, AND
 FOR THE YEAR THEN ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers(a)...........  $ 7,336   $149   $1,140   $215      $  --    $ 8,840
 Transfers among
  geographic areas(b)....       74     43       27     29       (173)        --
                           -------   ----   ------   ----      -----    -------
   Total.................    7,410    192    1,167    244       (173)     8,840
                           =======   ====   ======   ====      =====    =======
Operating profit.........    1,378     21      118     30         --      1,547
Equity in net income of
 affiliated companies....       65     --        1     --         --         66
General corporate
 expenses................      (47)    --       --     --         --        (47)
                           -------   ----   ------   ----      -----    -------
Income before interest
 expense, income taxes
 and
 minority interest.......    1,396     21      119     30         --      1,566
                           =======   ====   ======   ====      =====    =======
Identifiable assets......   13,067    277    1,252    904        (93)    15,407
Investment in affiliated
 companies...............      215      2        2     38         --        257
Investment in affiliated
 companies related to
 discontinued operations.       29     --       --     --         --         29
                           -------   ----   ------   ----      -----    -------
   Total assets..........   13,311    279    1,254    942        (93)    15,693
                           =======   ====   ======   ====      =====    =======

See notes on following page.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 GEOGRAPHIC AREA(C)(D)
                            --------------------------------
                                                              RECLASS.
                            UNITED          EUROPEAN  OTHER      AND     CONSOL-
        (MILLIONS)          STATES   CANADA  UNION   FOREIGN ELIMINATION IDATED
        ----------          -------  ------ -------- ------- ----------- -------
AT DECEMBER 31, 1994, AND
 FOR THE YEAR THEN ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers(a)............  $ 7,327   $16    $ 618    $197      $  --    $8,158
 Transfers among
  geographic areas(b).....       19    --       44      37       (100)       --
                            -------   ---    -----    ----      -----    ------
   Total..................    7,346    16      662     234       (100)    8,158
                            =======   ===    =====    ====      =====    ======
Operating profit..........    1,202     2       48      32         --     1,284
Equity in net income
 (loss) of affiliated
 companies................       53    --       --      (1)        --        52
General corporate
 expenses.................      (46)   --       --      --         --       (46)
                            -------   ---    -----    ----      -----    ------
Income before interest
 expense, income taxes and
 minority interest........    1,209     2       48      31         --     1,290
                            =======   ===    =====    ====      =====    ======
Identifiable assets.......   10,151   155    1,339     327       (110)   11,862
Investment in affiliated
 companies................      361    --       --       3         --       364
Identifiable assets
 related to discontinued
 operations...............      177    43      602      42        (19)      845
Investment in affiliated
 companies related to
 discontinued operations..       82    --        3      74         --       159
                            -------   ---    -----    ----      -----    ------
   Total assets...........   10,771   198    1,944     446       (129)   13,230
                            =======   ===    =====    ====      =====    ======
AT DECEMBER 31, 1993, AND
 FOR THE YEAR THEN ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers(a)............  $ 7,608   $11    $ 597    $170      $  --    $8,386
 Transfers among
  geographic areas(b).....       31    --       40      27        (98)       --
                            -------   ---    -----    ----      -----    ------
   Total..................    7,639    11      637     197        (98)    8,386
                            =======   ===    =====    ====      =====    ======
Operating profit .........    1,065     1       67      53         --     1,186
Equity in net income of
 affiliated companies.....       48    --        2      --         --        50
General corporate
 expenses.................      (44)   --       --      --         --       (44)
                            -------   ---    -----    ----      -----    ------
Income before interest
 expense, income taxes and
 minority interest........    1,069     1       69      53         --     1,192
                            =======   ===    =====    ====      =====    ======
Identifiable assets.......    9,321     7      754     256        (30)   10,308
Investment in affiliated
 companies................      313    --       71       8         --       392
Identifiable assets
 related to discontinued
 operations...............      219    64    1,331     183        (11)    1,786
Investment in affiliated
 companies related to
 discontinued operations..       26    --      (39)     31         --        18
                            -------   ---    -----    ----      -----    ------
   Total assets...........    9,879    71    2,117     478        (41)   12,504
                            =======   ===    =====    ====      =====    ======

--------
Notes: (a) Contracts with U.S. government agencies (primarily shipbuilding contracts with the U.S. Navy) accounted for $1.7 billion, $1.7 billion and $1.8 billion for 1995, 1994 and 1993, respectively.
(b) Products are transferred between geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

(c) As reflected above, Tennessee's segments principally market their products and services in the United States, with significant sales in the European Union and other foreign countries.

(d) Tennessee's farm and construction equipment, chemicals and brakes operations have been reflected as discontinued operations in the accompanying financial statements. Reference is made to Note 3, "Discontinued Operations, Disposition of Assets and Extraordinary Loss," for further information.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

  Tennessee is engaged in the sale of products for export from the United States. Such sales are reflected in the table below:

    GEOGRAPHIC AREA               PRINCIPAL PRODUCTS          1995 1994 1993
    ---------------               ------------------          ---- ---- ----
                                                                (MILLIONS)
Canada.................. Paperboard products, molded and
                          pressed pulp goods, corrugated
                          boxes, aluminum and plastics,
                          natural gas ....................... $ 87 $ 75 $115
European Union.......... Molded and pressed pulp goods,
                          paperboard products, corrugated
                          boxes, aluminum and plastics,
                          navigation aids (1993 only), tanker
                          construction and repair work (1995
                          only)..............................  164   23   36
Other Foreign........... Ride control systems, molded and
                          pressed pulp goods, paperboard
                          products, corrugated boxes,
                          aluminum and plastics .............  113   49   60
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

 Lease Commitments

  Tennessee holds certain of its facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are $145 million, $134 million, $132 million, $119 million and $123 million for the years 1996, 1997, 1998, 1999 and 2000, respectively, and $925 million for subsequent years. Of these amounts, $81 million for 1996, $84 million for 1997, $93 million for 1998, $86 million for 1999, $92 million for 2000 and $689 million for subsequent years are lease payment commitments to GECC, John Hancock and Metropolitan Life for assets purchased from

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

Georgia-Pacific in January 1991 and leased to Tenneco Packaging. Commitments under capital leases were not significant to the accompanying financial statements. Total rental expense for continuing operations for the years 1995, 1994 and 1993, was $178 million, $169 million and $169 million, respectively, including minimum rentals under non-cancelable operating leases of $172 million, $164 million and $166 million for the corresponding periods.

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

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

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

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           INCOME                     INCOME
                                       BEFORE INTEREST             (LOSS) FROM     CUMULATIVE
                             NET SALES    EXPENSE,                 DISCONTINUED EFFECT OF CHANGE
                                AND     INCOME TAXES   INCOME FROM OPERATIONS,   IN ACCOUNTING
        QUARTER              OPERATING  AND MINORITY   CONTINUING     NET OF     PRINCIPLE, NET   NET
       (MILLIONS)            REVENUES     INTEREST     OPERATIONS   INCOME TAX   OF INCOME TAX   INCOME
       ----------            --------- --------------- ----------- ------------ ---------------- ------
1995.................... 1st  $2,150       $  391         $185        $  --           $ --        $185
                         2nd   2,183          435          201            5             --         206
                         3rd   2,121          381          180          (35)            --         145
                         4th   2,386          359          202           (2)            --         200
                              ------       ------         ----        -----           ----        ----
                              $8,840       $1,566         $768        $ (32)          $ --        $736
                              ======       ======         ====        =====           ====        ====
1994.................... 1st  $2,016       $  270         $130        $  (2)          $(13)       $115
                         2nd   2,101          299          142          (53)            --          89
                         3rd   2,011          370          211           12             --         223
                         4th   2,030          351          219         (156)            --          63
                              ------       ------         ----        -----           ----        ----
                              $8,158       $1,290         $702        $(199)          $(13)       $490
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

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

                                                                            PAGE
                                                                            ----
Tennessee Gas Pipeline Company--
  Statements of income for each of the three years ended December 31,
   1995...................................................................   54
  Statements of cash flows for each of the three years ended December 31,
   1995...................................................................   55
  Balance Sheets--December 31, 1995 and 1994..............................   56
  Notes to financial statements...........................................   57
Schedule of Tennessee Gas Pipeline Company and Consolidated Subsidiaries--
  Schedule II--Valuation and qualifying accounts--three years ended
   December 31, 1995......................................................   58

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

                  Schedule I--Condensed financial information of registrant

                  Schedule III--Real estate and accumulated depreciation

                  Schedule IV--Mortgage loans on real estate

                  Schedule V--Supplemental Information Concerning Property-- Casualty
Insurance Operations

                         TENNESSEE GAS PIPELINE COMPANY

                              STATEMENTS OF INCOME

                                                          (MILLIONS)
                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
Revenues:
  Net sales and operating revenues--
    Automotive................................... $    647  $    621  $    559
    Energy.......................................      830     1,040     1,212
                                                  --------  --------  --------
                                                     1,477     1,661     1,771
  Interest income--
    Affiliated companies.........................       60        92        39
    Other........................................       18        16         9
  Gain (loss) on sale of businesses and assets,
   net...........................................       (7)       --        11
  Other income, net..............................       75        18        42
                                                  --------  --------  --------
                                                     1,623     1,787     1,872
                                                  --------  --------  --------
Costs and Expenses:
  Cost of sales (exclusive of depreciation shown
   below)........................................      481       424       362
  Operating expenses.............................      378       591       688
  Selling, general and administrative............      251       224       219
  Depreciation and amortization..................      167        97       170
  Interest expense (net of interest
   capitalized)--
    Affiliated companies.........................      126       118        52
    Other........................................      134       158       198
                                                  --------  --------  --------
                                                     1,537     1,612     1,689
                                                  --------  --------  --------
Income From Continuing Operations Before Income
 Tax Expense and Equity in Net Income From
 Continuing Operations of Affiliated Companies...       86       175       183
                                                  --------  --------  --------
Income Tax Expense (Benefit):
  Current........................................       (7)       42        53
  Deferred.......................................       52        (1)        8
                                                  --------  --------  --------
                                                        45        41        61
                                                  --------  --------  --------
Equity in Net Income From Continuing Operations
 of Affiliated Companies.........................      727       568       435
                                                  --------  --------  --------
Income From Continuing Operations................      768       702       557
Income (Loss) From Discontinued Operations, Net
 of Income Tax...................................      (32)     (199)      136
                                                  --------  --------  --------
Income Before Extraordinary Loss.................      736       503       693
Extraordinary Loss, Net of Income Tax............       --        --       (24)
                                                  --------  --------  --------
Income Before Cumulative Effect of Change in
 Accounting Principle............................      736       503       669
Cumulative Effect of Change in Accounting
 Principle, Net of Income Tax....................       --       (13)       --
                                                  --------  --------  --------
Net Income....................................... $    736  $    490  $    669
                                                  ========  ========  ========

 (The accompanying notes to financial statements are an integral part of these statements of income.)

                        TENNESSEE GAS PIPELINE COMPANY

                           STATEMENTS OF CASH FLOWS

                                                           (MILLIONS)
                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
Operating Activities:
 Income from continuing operations...............  $    768  $    702  $    557
 Adjustments to reconcile income from continuing
  operations to
  cash provided (used) by continuing operations--
   Depreciation and amortization.................       167        97       170
   Deferred income taxes.........................        52        (1)        8
   Equity in net income of affiliated companies,
    net of dividends.............................      (682)     (568)     (403)
   (Gain) loss on sale of businesses and assets,
    net..........................................         7        --       (11)
   Changes in components of working capital--
    (Increase) decrease in receivables...........       243        (4)      201
    (Increase) decrease in inventories...........       (11)       (7)       (6)
    (Increase) decrease in prepayments and other
     current assets..............................       (34)       20        14
    Increase (decrease) in payables..............        (3)        4      (258)
    Increase (decrease) in taxes accrued.........       (32)      (18)       37
    Increase (decrease) in interest accrued......       (20)       (7)      (21)
    Increase (decrease) in natural gas pipeline
     revenue reservation.........................      (161)     (103)      141
    Increase (decrease) in other current
     liabilities.................................       (64)      (21)      (60)
   Take-or-pay (refunds to customers)
    recoupments, net.............................        36        26       (34)
   Other.........................................        (3)      (87)      (58)
                                                   --------  --------  --------
    Cash provided (used) by continuing
     operations..................................       263        33       277
    Cash provided (used) by discontinued
     operations..................................        --        (4)       (5)
                                                   --------  --------  --------
Net Cash Provided (Used) by Operating Activities.       263        29       272
                                                   --------  --------  --------
Investing Activities:
 Net proceeds (expenditures) related to the sale
 of discontinued operations......................        (2)        5        --
 Net proceeds from sale of investments and other
 assets..........................................        56        18        12
 Expenditures for plant, property and equipment--
   Continuing operations.........................      (269)     (254)     (172)
   Discontinued operations.......................        --        (1)       (2)
 Acquisitions of businesses......................        (8)       (4)      (10)
 Decrease in Tenneco Inc. receivables............        --       203       716
 Investments in affiliated companies and other...      (291)       47      (161)
                                                   --------  --------  --------
Net Cash Provided (Used) by Investing Activities.      (514)       14       383
                                                   --------  --------  --------
Financing Activities:
 Capital contribution from (distribution to)
  affiliates, net ...............................       112        --        --
 Retirement of long-term debt....................      (242)       --      (795)
 Net increase (decrease) in short-term debt
  excluding current maturities on
  long-term debt.................................      (388)     (123)      (76)
 Increase in notes payable to Tenneco Inc. ......       440       181        --
 Increase in note payable to Tenneco United
  Kingdom Holdings Limited.......................       474        --        --
 Net increase in advances from affiliated
  companies......................................      (145)     (101)      213
                                                   --------  --------  --------
Net Cash Provided (Used) by Financing Activities.       251       (43)     (658)
                                                   --------  --------  --------
Increase (Decrease) in Cash and Temporary Cash
 Investments.....................................        --        --        (3)
Cash and Temporary Cash Investments, January 1...        --        --         3
                                                   --------  --------  --------
Cash and Temporary Cash Investments, December 31
 (Note)..........................................  $     --  $     --  $     --
                                                   ========  ========  ========
Cash Paid During the Year for Interest...........  $    275  $    276  $    271
Cash Paid During the Year for Income Taxes (net
 of refunds).....................................  $     46  $     50  $     15

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

  Tennessee Gas Pipeline Company's pre-tax earnings from continuing operations (excluding equity in net income from continuing operations of affiliated companies) for the years 1995, 1994 and 1993 are principally domestic. The differences between the income tax expense, reflected in the Statements of Income, of $45 million, $41 million and $61 million for the years 1995, 1994 and 1993 and the income tax expense, computed based on pre-tax income from continuing operations at the U.S. federal income tax rates, of $284 million, $260 million and $216 million, respectively, consisted principally of the tax effect of equity in net income from continuing operations of affiliated companies in each of the three years and permanent differences on the sale of businesses in 1995.

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

                                   EXHIBITS

  The exhibit listed below is filed with this Form 10K/A Amendment:

    27 --Financial Data Schedules

  The following exhibits were filed with Tennessee Gas Pipeline Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, or incorporated therein by reference, at the time such Report was originally filed on February 21, 1996 (exhibits designated by an asterisk were filed with the Report; all other exhibits were incorporated by reference):


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

Date: October 30, 1996