Form 10-Q
period 1996-09-30
TENNESSEE GAS PIPELINE CO
filed 1996-11-14
CIK 97142

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO
                               ---------------    ---------------

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

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $5 per share, 200 shares as of September 30, 1996.


  TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tennessee Gas Pipeline Company and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   3
    Balance Sheets........................................................   4
    Statements of Changes in Shareowner's Equity..........................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  15
Part II--Other Information
  Item 1. Legal Proceedings...............................................  23
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................  25
  Item 6. Exhibits and Reports on Form 8-K................................  26

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                         (MILLIONS)
                                                 THREE MONTHS     NINE MONTHS
                                                     ENDED           ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                 --------------  --------------
                                                  1996    1995    1996    1995
                                                 ------  ------  ------  ------
Revenues:
  Net sales and operating revenues--
    Automotive.................................  $  747  $  586  $2,182  $1,823
    Energy.....................................     627     427   1,993   1,364
    Packaging..................................     860     665   2,623   1,983
    Shipbuilding...............................     522     445   1,437   1,290
    Other......................................      (1)     (2)     (7)     (6)
                                                 ------  ------  ------  ------
                                                  2,755   2,121   8,228   6,454
  Other income--
    Interest income--
      Affiliated companies.....................      74      91     241     271
      Other....................................       9       9      23      29
    Equity in net income of affiliated
     companies.................................       6      14      25      52
    Gain (loss) on sale of businesses and as-
     sets, net.................................       3      (1)     69       6
    Other income, net..........................      44       4      67      30
                                                 ------  ------  ------  ------
                                                  2,891   2,238   8,653   6,842
                                                 ------  ------  ------  ------
Costs and Expenses:
  Cost of sales (exclusive of depreciation
   shown below)................................   1,645   1,293   4,717   3,820
  Cost of gas sold.............................     360     178   1,155     671
  Operating expenses...........................     115      99     375     292
  Selling, general and administrative..........     252     175     742     531
  Depreciation, depletion and amortization.....     149     112     429     321
                                                 ------  ------  ------  ------
                                                  2,521   1,857   7,418   5,635
                                                 ------  ------  ------  ------
Income Before Interest Expense, Income Taxes
 and Minority Interest.........................     370     381   1,235   1,207
                                                 ------  ------  ------  ------
Interest Expense (net of interest capitalized):
  Affiliated companies.........................      37      41     113     112
  Other........................................      19      27      68     100
                                                 ------  ------  ------  ------
                                                     56      68     181     212
                                                 ------  ------  ------  ------
Income Before Income Taxes and Minority Inter-
 est...........................................     314     313   1,054     995
Income Tax Expense.............................     120     125     388     403
                                                 ------  ------  ------  ------
Income Before Minority Interest................     194     188     666     592
Minority Interest..............................       9       8      24      26
                                                 ------  ------  ------  ------
Income From Continuing Operations..............     185     180     642     566
Income (Loss) From Discontinued Operations, Net
 of Income Tax.................................      --     (35)     37     (30)
                                                 ------  ------  ------  ------
Income Before Extraordinary Loss...............     185     145     679     536
Extraordinary Loss, Net of Income Tax..........      (1)     --      (1)     --
                                                 ------  ------  ------  ------
Net Income.....................................  $  184  $  145  $  678  $  536
                                                 ======  ======  ======  ======

 (The accompanying notes to financial statements are an integral part of these statements of income.)

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               (MILLIONS)
                                                              NINE MONTHS
                                                                 ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                            1996    1995
                                                            -----  ------
Cash Flows From Operating Activities:
  Income from continuing operations.......................  $ 642  $  566
  Adjustments to reconcile income from continuing
   operations to cash provided (used) by continuing
   operations--
    Depreciation, depletion and amortization..............    429     321
    Equity in net income of affiliated companies, net of
     dividends............................................     (3)     (7)
    Deferred income taxes.................................    (51)     12
    Gain on sale of businesses and assets, net............    (69)     (6)
    Changes in components of working capital--
      (Increase) decrease in receivables..................   (215)   (170)
      (Increase) decrease in inventories..................    (17)   (205)
      (Increase) decrease in prepayments and other current
       assets.............................................     (8)    (23)
      Increase (decrease) in payables.....................   (164)   (380)
      Increase (decrease) in taxes accrued................     78      41
      Increase (decrease) in interest accrued.............     (9)     (7)
      Increase (decrease) in natural gas pipeline revenue
       reservation........................................     23    (169)
      Increase (decrease) in other current liabilities....   (142)    (59)
    Gas supply litigation payments........................   (318)     --
    Other.................................................   (170)    117
                                                            -----  ------
      Cash provided (used) by continuing operations.......      6      31
      Cash provided (used) by discontinued operations.....     --      24
                                                            -----  ------
Net Cash Provided (Used) by Operating Activities..........      6      55
                                                            -----  ------
Cash Flows From Investing Activities:
  Net proceeds (expenditures) related to the sale of
   discontinued operations................................     24     712
  Net proceeds from sale of businesses and assets.........    416      48
  Expenditures for plant, property and equipment--
    Continuing operations.................................   (651)   (565)
    Discontinued operations...............................     --      (4)
  Acquisitions of businesses..............................   (400)   (323)
  (Increase) decrease in Tenneco Inc. receivables.........    935     447
  (Increase) decrease in notes receivable from other
   affiliates.............................................     (1)     --
  Investments and other...................................    (67)     15
                                                            -----  ------
Net Cash Provided (Used) by Investing Activities..........    256     330
                                                            -----  ------
Cash Flows From Financing Activities:
  Capital contribution from (distribution to) affiliates,
   net....................................................     --       5
  Issuance of long-term debt..............................      5      --
  Retirement of long-term debt............................   (337)   (153)
  Net increase (decrease) in short-term debt excluding
   current maturities on long-term debt...................     (8)      4
                                                            -----  ------
Net Cash Provided (Used) by Financing Activities..........   (340)   (144)
                                                            -----  ------
Effect of Foreign Exchange Rate Changes on Cash and
 Temporary Cash Investments...............................     (1)      6
                                                            -----  ------
Increase (Decrease) in Cash and Temporary Cash
 Investments..............................................    (79)    247
Cash and Temporary Cash Investments, January 1............    193     459
                                                            -----  ------
Cash and Temporary Cash Investments, September 30 (Note)..  $ 114  $  706
                                                            =====  ======
Cash Paid During the Period for Interest..................  $ 183  $  213
Cash Paid During the Period for Income Taxes (net of
 refunds).................................................  $ 372  $  395

-------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                      (MILLIONS)
                                       SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                ASSETS                     1996          1995         1995
                ------                 ------------- ------------ -------------
Current Assets:
  Cash and temporary cash investments.    $   114      $   193       $   706
  Receivables--
    Customer notes and accounts (net).        585          465           474
    Affiliated companies..............        795          757           491
    Gas transportation and exchange...        144           64           145
    Other.............................        390          486           254
  Notes receivable from Tenneco Inc...      2,419        3,354         2,754
  Inventories--
    Finished goods....................        374          395           312
    Work in process...................        117          101            96
    Long-term contracts in progress,
     less progress billings...........        298          264           227
    Raw materials.....................        264          248           212
    Materials and supplies............        156          166           152
  Deferred income taxes...............         76           18            79
  Prepayments and other...............        287          253           250
                                          -------      -------       -------
                                            6,019        6,764         6,152
                                          -------      -------       -------
Investments and Other Assets:
  Investment in affiliated companies..        284          286           418
  Long-term receivables--
    Notes and other (net).............         31          105           138
    Affiliated companies..............         17            1             1
  Investment in subsidiaries in excess
   of fair value of net assets at date
   of acquisition, less amortization..        926          616           325
  Deferred income taxes...............         61           52            53
  Other...............................      1,730        1,656         1,303
                                          -------      -------       -------
                                            3,049        2,716         2,238
                                          -------      -------       -------
Plant, Property and Equipment, at
 cost.................................     12,340       11,824        10,908
  Less--Reserves for depreciation,
   depletion and amortization.........      5,850        5,611         5,598
                                          -------      -------       -------
                                            6,490        6,213         5,310
                                          -------      -------       -------
                                          $15,558      $15,693       $13,700
                                          =======      =======       =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                          (MILLIONS)
                                           SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
   LIABILITIES AND SHAREOWNER'S EQUITY         1996          1995         1995
   -----------------------------------     ------------- ------------ -------------
Current Liabilities:
  Short-term debt (including current
   maturities on long-term debt)..........    $   342      $   346       $   422
  Payables--
    Trade.................................        983        1,065           776
    Affiliated companies..................        136          216            46
    Gas transportation and exchange.......        103           28           117
  Taxes accrued...........................        316          391           159
  Interest accrued........................         33           27            55
  Natural gas pipeline revenue
   reservation............................         73           27            13
  Other...................................        780        1,020           891
                                              -------      -------       -------
                                                2,766        3,120         2,479
                                              -------      -------       -------
Long-term Debt............................        244          550           536
                                              -------      -------       -------
Deferred Income Taxes.....................        962          989         1,251
                                              -------      -------       -------
Postretirement Benefits...................        643          609           597
                                              -------      -------       -------
Deferred Credits and Other Liabilities....        487          623           631
                                              -------      -------       -------
Commitments and Contingencies
Minority Interest.........................        479          492           485
                                              -------      -------       -------
Shareowner's Equity:
  Common stock, par value $5 per share,
   authorized, issued and outstanding 200
   shares.................................         --           --            --
  Premium on common stock and other
   capital surplus........................      4,906        4,903         3,499
  Cumulative translation adjustments......         18           32            47
  Retained earnings.......................      5,053        4,375         4,175
                                              -------      -------       -------
                                                9,977        9,310         7,721
                                              -------      -------       -------
                                              $15,558      $15,693       $13,700
                                              =======      =======       =======


 (The accompanying notes to financial statements are an integral part of these balance sheets.)

          TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNER'S EQUITY

                                  (UNAUDITED)

                                                    (MILLIONS EXCEPT SHARE
                                                           AMOUNTS)
                                                  NINE MONTHS ENDED SEPTEMBER
                                                              30,
                                                  ----------------------------
                                                      1996           1995
                                                  -------------  -------------
                                                  SHARES AMOUNT  SHARES AMOUNT
                                                  ------ ------  ------ ------
Common Stock:
  Balance January 1 and September 30.............   200  $   --    200  $   --
                                                  =====  ------  =====  ------
Premium on Common Stock and Other Capital
 Surplus:
  Balance January 1 .............................         4,903          3,494
    Capital contribution from (distribution to)
     affiliates, (net)...........................             3              5
                                                         ------         ------
  Balance September 30...........................         4,906          3,499
                                                         ------         ------
Cumulative Translation Adjustments:
  Balance January 1..............................            32           (174)
    Translation of foreign currency statements...           (14)            28
    Sale of investment in foreign subsidiaries...            --            193
                                                         ------         ------
  Balance September 30...........................            18             47
                                                         ------         ------
Retained Earnings:
  Balance January 1..............................         4,375          3,639
    Net income...................................           678            536
                                                         ------         ------
  Balance September 30...........................         5,053          4,175
                                                         ------         ------
      Total......................................        $9,977         $7,721
                                                         ======         ======


 (The accompanying notes to financial statements are an integral part of these statements of changes in shareowner's equity.)

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tennessee Gas Pipeline Company (the "Company"), the accompanying unaudited financial statements of Tennessee Gas Pipeline Company and consolidated subsidiaries ("Tennessee") contain all adjustments necessary to present fairly the financial position as of September 30, 1996, and the results of operations; changes in shareowner's equity; and cash flows for the periods indicated. The financial statements of Tennessee include all majority-owned subsidiaries. Investments in 20% to 50% owned companies where Tennessee has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings since date of acquisition and cumulative translation adjustments.

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

  With regard to the Company's GSR costs, the Company, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by the Company of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). The FERC previously ruled that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge ("ALJ"). The hearing, which concluded in July 1995, was limited to the issue of whether the settlement agreements are prudent. The ALJ concluded, in his initial decision issued in December 1995, that the settlement was imprudent. The Company has filed exceptions to this initial decision. Tennessee believes that this decision will not impair the Company's recovery of the costs resulting from this contract. Oral arguments were held before the full FERC on September 25, 1996. A decision by the FERC is expected by the end of the year.

  Also related to the Company's GSR costs, in June 1996, the Company settled certain litigation with ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas") by making a payment of $125 million. This payment is included in the deferred GSR costs described below. In the settlement, ICA and TransTexas agreed to terminate the contract, release the Company from liability under the contract, and indemnify the Company against certain future claims, including royalty owner claims. In July 1996, certain royalty interest owners filed a claim against the Company in Webb County, Texas, alleging that they are sellers entitled to tender gas to the Company under the settled contract. This claim falls under the indemnification provisions of the settlement agreement, which requires TransTexas and ICA to defend and indemnify the Company on this claim.

  In a separate declaratory judgment action relating to another gas purchase contract, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to the Company on August 1, 1995. On April 18, 1996, the Texas Supreme Court withdrew its initial opinion and issued an opinion reversing the Court of Appeals opinion on the matter which was favorable to the Company. That Texas Supreme Court ruling, however, explicitly preserves the Company's defenses based on bad faith conduct of the producers. In June 1996, the Company filed a motion for rehearing with the Texas Supreme Court. On August 16, 1996, the Texas Supreme Court denied the Company's motion. Nothing in the Supreme Court's decision affects the Company's ability to seek recovery from its customers of its above-market costs of purchasing gas under the contract as GSR costs in the phased proceedings currently pending before the FERC. In addition, the Company has initiated two lawsuits against the holders of this gas purchase contract seeking damages related to their conduct in connection with that contract.

  During the declaratory judgment lawsuit, the Company had either paid, or provided for the payment of, amounts it believes were appropriate to cover the resolution of its contract reformation litigation, including providing a bond in the amount of $206 million. On September 30, 1996, the Company paid approximately $193 million to the producers and the producers agreed to release all but approximately $2 million of the bonded

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES amount. On November 1, 1996, a final order was issued which assessed only $456,000 of the $2 million to the Company and the Company will request release from this remaining bond amount. On October 1, 1996, the Company filed to recover the pricing differential portion of this payment from its customers. It is anticipated that the Company will also continue to pay the above-market contract price for the gas tendered by the producers through the expiration of the contract in 1999, and will seek recovery of those amounts from its customers in the FERC proceedings as well. The Company plans to amend its complaint in one of the separate lawsuits pending against the producers to seek recovery of amounts the Company believes it is entitled to recover as a result of the producers' bad faith conduct.

  As of September 30, 1996, the Company has deferred GSR costs yet to be recovered from its customers of approximately $527 million, net of $414 million previously recovered from its customers, subject to refund. A phased proceeding is underway at the FERC with respect to the recovery of the Company's GSR costs. Testimony has been completed in connection with Phase I of that proceeding relating to the eligibility of GSR cost recovery; oral argument on eligibility issues was originally set by a FERC ALJ for late October 1996. The Chief Judge of the FERC has since issued orders (i) canceling the October oral argument, (ii) convening settlement discussions which commenced on October 9, 1996, and (iii) postponing scheduling oral argument on eligibility issues. Phase II of the proceeding on the prudency of the costs to be recovered and on certain contract specific eligibility issues has not yet been scheduled, but will likely occur sometime after the ALJ's decision in Phase I is issued.

  The FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although the Order 636 transition cost recovery mechanism provides for complete recovery by pipelines of eligible and prudently incurred transition costs, certain customers have challenged the prudence and eligibility of the Company's GSR costs and the Company has engaged in settlement discussions with its customers concerning the amount of such costs in response to the FERC statements acknowledging the desirability of such settlements. However, as described under Note 6, El Paso Natural Gas Company ("El Paso") has reached, contingent upon consummation of the Merger (as defined in Note 6) and various other conditions (including approval by the FERC), a preliminary understanding with certain of the Company's customers regarding the customers' challenges to the Company's ability to recover GSR and other costs from its customers (the "El Paso Preliminary GSR Understanding").

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

  On December 30, 1994, the Company filed for a general rate increase (the "1995 Rate Case"). On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, the Company began collecting rates, subject to refund, reflecting an $87 million increase in the Company's annual revenue requirement. A Stipulation and Agreement was filed with an ALJ in this proceeding on April 5, 1996. This Stipulation proposed to resolve the rates subject to the 1995 Rate Case, including structural rate design changes and increased revenue requirements. On October 30, 1996, the FERC approved the Stipulation for the settlement of the 1995 Rate Case, with certain modifications and clarifications which are not material and which should not cause changes which are adverse to the Company. The Company has reserved revenues it believes adequate to cover the income impact of any refunds that may be required.

  (3) Reference is made to Note 2 for information concerning gas supply litigation. The Company and its subsidiaries are parties to numerous other legal proceedings arising from their operations. The Company believes that the outcome of these other proceedings, individually and in the aggregate, will have no material effect on Tennessee's financial position or results of operations.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

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

  Tennessee has established a reserve for the Company's environmental expenses, which includes: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through September 30, 1996, Tennessee has charged approximately $160 million against the environmental reserve, excluding recoveries related to the Company's environmental settlement as discussed below. Of the remaining reserve at September 30, 1996, $24 million has been recorded on the balance sheet under "Payables-trade" and $128 million under "Deferred credits and other liabilities."

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

  Following negotiations with its customers, the Company in May 1995 filed with the FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs. In November 1995, the FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, the FERC denied rehearing of its order on February 20, 1996. This shipper filed a Petition for Review on April 22, 1996 in the D.C. Circuit Court of Appeals; the Company believes the FERC Order approving the Environmental Stipulation will be upheld on appeal. The effects of the Environmental Stipulation, which was effective as of July 1, 1995, have been recorded with no material effect on Tennessee's financial position or results of operations. As of September 30, 1996, the balance of the regulatory asset is $54 million.

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

  (5) In March 1996, Tenneco Inc. ("Tenneco") and consolidated subsidiaries ("Tenneco Consolidated") sold its remaining ownership of 15.2 million shares of common stock of Case Corporation in a public offering at

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

$53.75 per share. Of the 15.2 million shares sold, approximately 690,800 shares were owned by Tennessee. In connection with the offering, Tennessee received net proceeds of $36 million and recognized a gain of $37 million, including $29 million of income tax benefit. Tenneco Consolidated in the aggregate recorded a gain of $340 million, net of $83 million in income tax expense. As a result of this sale, the financial statements have been restated to reflect the operating results and the gains or losses on the sale of the farm and construction equipment segment as "discontinued operations" for all periods presented.

  (6) As part of the ongoing strategic realignment of its businesses, on June 19, 1996, Tenneco's Board of Directors approved a plan to reorganize Tenneco (the "Transaction") pursuant to which (i) Tenneco will restructure (the "Debt Realignment") its and certain of its consolidated subsidiaries' debt through a series of tender offers, exchange offers, payments, redemptions, prepayments and defeasances involving Tenneco, New Tenneco Inc., a newly formed, wholly owned subsidiary of Tenneco ("New Tenneco"), and Newport News Shipbuilding Inc., a wholly owned subsidiary of Tenneco ("Newport News"); (ii) Tenneco and its subsidiaries will, pursuant to a distribution agreement (the "Distribution Agreement") among Tenneco, New Tenneco and Newport News, undertake various intercompany transfers and distributions (collectively, the "Corporate Restructuring Transactions") designed to restructure, divide and separate their various businesses and assets so that substantially all of the assets, liabilities and operations of (A) their automotive parts, packaging and administrative services businesses ("Industrial Business") are owned and operated by New Tenneco and (B) their shipbuilding business ("Shipbuilding Business") is owned and operated by Newport News; (iii) Tenneco will then distribute (the "Distributions") pro rata to holders of Tenneco common stock, all of the outstanding common stock of New Tenneco (the "New Tenneco Common Stock") and Newport News (the "Newport News Common Stock"); and (iv) thereafter an indirect wholly owned subsidiary of El Paso will merge with and into Tenneco (the "Merger"), which will then consist of the remaining assets, liabilities and operations of Tenneco and its subsidiaries other than those relating to the Industrial Business or the Shipbuilding Business, including the transmission and marketing of natural gas (collectively, the "Energy Business" or "Tenneco Energy") pursuant to an Amended and Restated Agreement and Plan of Merger dated as of June 19, 1996 between El Paso and Tenneco. The Transaction will include the restructuring and reorganization of the assets, liabilities, operations and businesses of the Company.

  For the past several years, Tenneco Consolidated has been undergoing a corporate transformation from a highly diversified industrial corporation to a global manufacturing company focused on its automotive and packaging businesses. The Transaction is designed to complete this process. Consummation of the Transaction is conditioned upon, among other things, the approval by Tenneco shareowners of the Transaction and a favorable ruling from the Internal Revenue Service ("IRS") regarding the tax-free nature of certain components of the Transaction. Tenneco received a favorable ruling from the IRS regarding the applicable components of the Transaction on October 30, 1996. The Transaction will be submitted as a single, unified proposal at a special meeting of Tenneco shareowners, presently scheduled to be held on December 10, 1996.

  As a part of the Transaction, Tenneco will specifically undertake the following actions:

 . New Preferred Stock Issuance. Tenneco will issue in a registered public offering shares of one or more new series of junior preferred stock of Tenneco (the "Tenneco Junior Preferred Stock") in an amount calculated, to the extent possible, to have an aggregate value equal to approximately 25% of the total value of all shares of Tenneco capital stock outstanding upon consummation of the Merger (the "NPS Issuance"). The proceeds (the "NPS Issuance Proceeds") to Tenneco from the sale of the Tenneco Junior Preferred Stock in the NPS Issuance (which are currently estimated to be approximately $300 million) will, net of underwriting commissions and other expenses, be used to repay certain existing indebtedness of Tenneco and certain of its subsidiaries in connection with the Debt Realignment.

 . Debt Realignment. Pursuant to the Debt Realignment, indebtedness for borrowed money of Tenneco and certain of its consolidated subsidiaries ("Tenneco Consolidated Debt") will be restructured and refinanced through a series of tender offers, exchange offers, payments, redemptions, prepayments and defeasances.

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

   The Debt Realignment is intended to reduce the total amount of Tenneco Consolidated Debt to an amount that, when added to the total amount of certain other liabilities and obligations of Tenneco Energy outstanding as of the effective time of the Merger ("Actual Energy Debt Amount") equals $2.65 billion, less the NPS Issuance Proceeds and subject to certain other adjustments (the "Base Debt Amount"). If the Actual Energy Debt Amount varies from the Base Debt Amount, the amount of such variance will be accounted for in a post-Transaction cash adjustment. If the Transaction had been consummated on September 30, 1996, on a pro forma basis (assuming 100% acceptance of the Cash Tender Offers and Exchange Offers, as defined below), Tenneco and New Tenneco would have had indebtedness for money borrowed of approximately $2,519 million, ($1,819 million after giving effect to the Refinancing Transactions described below) and $2,200 million, respectively.

 . Cash Realignment. The total amount of cash and cash equivalents of Tenneco and its consolidated subsidiaries at the time of the Merger will be allocated $25 million to Tenneco (subject to certain adjustments), $5 million to Newport News and the balance to New Tenneco.

 . Charter Amendment. Prior to the Merger, Tenneco will file an amendment to eliminate specified rights, powers and preferences of its junior preferred stock (certain of which may be preserved or modified in the certificates of designation for the Tenneco Junior Preferred Stock to be issued in the NPS Issuance) contained in the Tenneco Certificate of Incorporation, as amended.

 . The Distributions. On the effective date of the Distributions, Tenneco will distribute to all holders of Tenneco common stock, par value $5.00 per share, of record as of the close of business on November 6, 1996, (i) one share of New Tenneco Common Stock, $.01 par value per share, for every share of Tenneco common stock held, and (ii) one share of Newport News Common Stock, $.01 par value per share, for every five shares of Tenneco common stock held. Cash will be paid in lieu of fractional shares. The Distribution Agreement and various agreements to be entered into in connection therewith will govern the post-Transaction allocation of various other rights and obligations among Tenneco, New Tenneco and Newport News.

 . The Merger. El Paso Merger Company, an indirect wholly owned subsidiary of
   El Paso, will be merged with and into Tenneco, which will then consist solely of the Energy Business. Tenneco will survive the Merger, with 100% of its common equity and approximately 75% of its combined equity value at that time held indirectly by El Paso (and the remainder held by the holders of the Tenneco Junior Preferred Stock issued pursuant to the NPS Issuance).

  Tenneco Consolidated expects to incur an extraordinary charge as a result of Debt Realignment. Tenneco Consolidated estimates that this cost will be approximately $300 million after tax based on current market rates of interest. Certain other costs will also be incurred in connection with the Corporate Restructuring Transactions and the Distributions which Tenneco Consolidated estimates will be approximately $100 million after tax.

 New Tenneco after the Transaction

  Although the separation of the Industrial Business from the remainder of the businesses, operations and companies currently constituting the "Tenneco Group" has been structured as a "spin-off" of New Tenneco for legal, tax and other reasons, New Tenneco will succeed to certain important aspects of the existing Tenneco business, organization and affairs, namely: (i) New Tenneco will be renamed "Tenneco Inc." upon the consummation of the Merger; (ii) New Tenneco will be headquartered at Tenneco's current headquarters in Greenwich, Connecticut; (iii) New Tenneco's Board of Directors will consist of those persons currently constituting the Tenneco Board of Directors; (iv) New Tenneco's executive management will consist substantially of the current Tenneco executive management; and (v) the Industrial Business to be conducted by New Tenneco will consist largely of Tenneco Automotive and Tenneco Packaging, which combined represent over half of the assets, revenues and operating income of the businesses, operations and companies presently

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES constituting the "Tenneco Group." Consequently, pending approval of the Transaction by Tenneco shareowners, New Tenneco will reflect the spin-off of Newport News and the Merger of the Energy Business with El Paso as discontinued operations in its financial statements.

  As part of the Debt Realignment, New Tenneco will offer to exchange (the "Debt Exchange Offers") $1,950 million aggregate principal amount of new, publicly traded debt securities of New Tenneco for an equal amount of Tenneco Consolidated Debt. New Tenneco debt will have similar maturities, but higher interest rates than the Tenneco Consolidated Debt for which it is being exchanged. Upon consummation of the Debt Exchange Offers, Tenneco will purchase (and thereafter extinguish) the Tenneco Consolidated Debt held by New Tenneco, and New Tenneco will then distribute such proceeds as a dividend to Tenneco.

  Additionally, the Debt Realignment will include tender offers by Tenneco (the "Cash Tender Offers") to purchase for cash approximately $1,580 million aggregate principal amount of current Tenneco Consolidated Debt. The Tenneco Consolidated Debt acquired in the Cash Tender Offers will be extinguished. The Cash Tender Offers and other cash components of the Debt Realignment will principally be financed by internally generated cash, the NPS Issuance Proceeds and borrowings under several new credit facilities and other financing arrangements as discussed below.

  In addition, New Tenneco will enter into a $1,750 million revolving credit facility (the "New Tenneco Credit Facility"). New Tenneco will use the New Tenneco Credit Facility for working capital, acquisitions and other general corporate purposes; in addition, New Tenneco is likely to borrow funds under the New Tenneco Credit Facility and declare and pay a dividend to Tenneco in connection with the Debt Realignment.

 Newport News after the Transaction

  Upon completion of the Distributions, Newport News will be an independent, publicly-held holding company which will conduct substantially all of its operations through its direct and indirect consolidated subsidiaries. Immediately following the Distributions, Tenneco will not have an ownership interest in Newport News. In connection with the Distributions and to provide for working capital needs, Newport News intends to issue $200 million of Senior Notes due 2006 (the "Senior Notes") and $200 million of Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes" and together with the Senior Notes, the "Notes"). In addition, Newport News recently entered into a $415 million secured senior credit facility (the "Senior Credit Facility") comprised of a $200 million six-year amortizing term loan (the "Term Loan") and a $215 million six-year revolving credit facility (the "Revolving Credit Facility"), of which $125 million may be used for advances and letters of credit and $90 million may be used for standby letters of credit. In addition, Newport News will utilize the proceeds of the Notes and Term Loan and borrowings of $14 million under the Revolving Credit Facility to distribute (i) $600 million as a dividend to Tenneco or one or more of its subsidiaries for use in retiring Tenneco Consolidated Debt and (ii) $14 million in payment of certain fees and expenses incurred in connection with Senior Credit Facility and the Notes.

 Energy Business after the Transaction

  In connection with the cash funding requirements of the Debt Realignment, Tenneco will enter into a $3 billion credit facility (the "Tenneco Credit Facility") which will consist of a 364-day revolving credit facility with a two-year term thereafter. The Tenneco Credit Facility, and the borrowings thereunder, will continue to be part of the Energy Business subsequent to the Transaction.

  El Paso is currently engaged in a comprehensive review of the business and operations of the Energy Business. Following the completion of such review and the consummation of the Merger, El Paso has indicated

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES that it plans to integrate, for the most part, the operations of the Energy Business with those of El Paso in order to increase operating and administrative efficiency through consolidation and reengineering of facilities, workforce reductions and coordination of purchasing, sales and marketing activities. El Paso has indicated that it anticipates that the complementary interstate and intrastate pipeline operations and gas marketing activities of El Paso and the Energy Business should provide the combined company with increased operating flexibility and access to additional customers and markets.

  El Paso has indicated that it intends to undertake various transactions with respect to the Energy Business (the "Refinancing Transactions") in order to reduce the amount of Tenneco debt that would otherwise be outstanding after consummation of the Transaction including (i) the monetization of certain assets of the Energy Business for anticipated net proceeds of approximately $500 million, and (ii) a public equity offering by El Paso of approximately $200 million and the use of the net proceeds thereof to purchase a subordinated series of junior preferred stock (the "Subordinated Tenneco Preferred Stock") from Tenneco. The cash proceeds received by Tenneco from El Paso's purchase of the Subordinated Tenneco Preferred Stock will be used by Tenneco to repay a portion of its post-Transaction debt. In addition, as market conditions allow, El Paso may refinance Tenneco's remaining post-Transaction debt through the sale of senior debt of Tenneco and/or the Company.

  On October 23, 1996, in anticipation of consummation of the Merger, El Paso reached a preliminary understanding with certain of the Company's customers ("the El Paso Preliminary GSR Understanding"). Under the El Paso Preliminary GSR Understanding, if the Merger is consummated prior to April 1, 1997, then El Paso will settle the customers' challenges to the Company's GSR and other transition costs, effective January 1, 1997. It is unlikely that the El Paso Preliminary GSR Understanding will be finalized and filed with the FERC prior to December 31, 1996. Finalization of the El Paso Preliminary GSR Understanding is subject to consummation of the Merger before April 1, 1997, and certain other conditions. If the Merger is not consummated prior to April 1, 1997, then the Company has the option to terminate the El Paso Preliminary GSR Understanding.

  Assuming the El Paso Preliminary GSR Understanding is finalized and filed with the FERC, non-consenting customers will have the opportunity to object to the proposed settlement.

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

         TENNESSEE GAS PIPELINE COMPANY AND CONSOLIDATED SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROPOSED SPIN-OFFS AND MERGER WITH EL PASO NATURAL GAS COMPANY

  As part of the ongoing strategic realignment of its businesses, on June 19, 1996, Tenneco's Board of Directors approved a plan to reorganize Tenneco (the "Transaction") pursuant to which (i) Tenneco will restructure (the "Debt Realignment") its and certain of its consolidated subsidiaries' debt through a series of tender offers, exchange offers, payments, redemptions, prepayments and defeasances involving Tenneco, New Tenneco Inc., a newly formed, wholly owned subsidiary of Tenneco ("New Tenneco"), and Newport News Shipbuilding Inc., a wholly owned subsidiary of Tenneco ("Newport News"); (ii) Tenneco and its subsidiaries will, pursuant to a distribution agreement (the "Distribution Agreement") among Tenneco, New Tenneco and Newport News, undertake various intercompany transfers and distributions (collectively, the "Corporate Restructuring Transactions") designed to restructure, divide and separate their various businesses and assets so that substantially all of the assets, liabilities and operations of (A) their automotive parts, packaging and administrative services businesses ("Industrial Business") are owned and operated by New Tenneco and (B) their shipbuilding business ("Shipbuilding Business") is owned and operated by Newport News; (iii) Tenneco will then distribute (the "Distributions") pro rata to holders of Tenneco common stock, all of the outstanding common stock of New Tenneco (the "New Tenneco Common Stock") and Newport News (the "Newport News Common Stock"); and (iv) thereafter an indirect wholly owned subsidiary of El Paso will merge with and into Tenneco (the "Merger"), which will then consist of the remaining assets, liabilities and operations of Tenneco and its subsidiaries other than those relating to the Industrial Business or the Shipbuilding Business, including the transmission and marketing of natural gas (collectively, the "Energy Business" or "Tenneco Energy") pursuant to an Amended and Restated Agreement and Plan of Merger dated as of June 19, 1996 between El Paso and Tenneco. The Transaction will include the restructuring and reorganization of the assets, liabilities, operations and businesses of the Company.

  For the past several years, the Company has been undergoing a corporate transformation from a highly diversified industrial corporation to a global manufacturing company focused on its automotive and packaging businesses. The Transaction is designed to complete this process. Consummation of the Transaction is conditioned upon, among other things, the approval by Tenneco shareowners of the Transaction and a favorable ruling from the Internal Revenue Service ("IRS") regarding the tax-free nature of certain components of the Transaction. Tenneco received a favorable ruling from the IRS regarding the applicable components of the Transaction on October 30, 1996. The Transaction will be submitted as a single, unified proposal at a special meeting of Tenneco shareowners, presently scheduled to be held on December 10, 1996. (For details of the transactions, see Note 6 in the "Notes to Financial Statements" for additional information.)

  Tenneco Consolidated expects to incur an extraordinary charge as a result of the Debt Realignment. Tenneco Consolidated estimates that this cost will be approximately $300 million after tax based on current market rates of interest. Certain other costs will also be incurred in connection with the Corporate Restructuring Transactions and the Distributions which Tenneco Consolidated estimates will be approximately $100 million after tax.

OTHER STRATEGIC ACTIONS

  In the 1996 third quarter, Tennessee completed the acquisition of the following new businesses:

  .Tenneco Automotive acquired The Pullman Company and its Clevite products division ("Clevite") for approximately $330 million. Clevite is a leading original equipment manufacturer of automotive vibration control components, including bushings and engine mounts for the auto, light truck and heavy truck markets. Clevite will be integrated into Monroe to form an operation with all of the components necessary to design, manufacture, test and sell a complete automotive suspension system.

  .Tenneco Automotive also acquired Luis Minuzzi e Hijos, an Argentinean exhaust system manufacturer ("Minuzzi"). The acquisition will expand Walker's presence in the rapidly growing Argentinean and South American automobile markets.

THREE MONTHS RESULTS

  Tennessee's income from continuing operations for the 1996 third quarter was $185 million, an improvement of three percent compared with $180 million in the year ago quarter. Both Tenneco Automotive and Tenneco Energy contributed to this improvement.

NET SALES AND OPERATING REVENUES

                                                                 THIRD QUARTER
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
                                                                  (MILLIONS)
      Automotive................................................ $  747  $  586
      Energy....................................................    627     427
      Packaging.................................................    860     665
      Shipbuilding..............................................    522     445
      Other.....................................................     (1)     (2)
                                                                 ------  ------
                                                                 $2,755  $2,121
                                                                 ======  ======

  Third quarter 1996 revenues increased $634 million or 30 percent, as all operating divisions achieved double digit revenue growth. Tenneco Automotive's revenues increased in both the exhaust and ride control operations. Tenneco Packaging's improvement resulted primarily from the less cyclical specialty acquisitions made in 1995 offset in part by lower pricing from paperboard packaging. Tenneco Energy's revenue increase was generated primarily from higher gas prices and gas volumes in both the nonregulated and regulated operations. The results of each business are discussed in detail below.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

                                                                   THIRD QUARTER
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
                                                                    (MILLIONS)
      Automotive.................................................. $   81 $   61
      Energy......................................................     97     81
      Packaging...................................................     92    117
      Shipbuilding................................................     36     35
      Other.......................................................     64     87
                                                                   ------ ------
                                                                     $370   $381
                                                                   ====== ======

  Tennessee's operating income for the 1996 third quarter decreased by $11 million compared with the 1995 period. Tenneco Energy benefited from favorable market conditions in the gas industry and Tenneco Automotive benefited from improved results in both the exhaust and ride control sectors and operating earnings from recent acquisitions. These increases were partially offset by lower operating income at Tenneco Packaging due to lower paperboard prices. The results of each business are discussed in detail below.

TENNECO AUTOMOTIVE

                                                                   THIRD QUARTER
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
                                                                    (MILLIONS)
      Revenues.................................................... $  747 $  586
      Operating income............................................     81     61

  Operating income from the exhaust operations improved 20 percent to $48 million, excluding last year's $10 million charge for start-up costs related to hydroforming, primarily due to increased volumes, recent acquisitions, and improved manufacturing efficiencies, along with lower distribution costs. Ride control's operating income increase of $2 million was generated primarily by recent acquisitions.

  Tenneco Automotive's revenues in the third quarter rose 27 percent to set a record for twelve consecutive quarters of quarter over quarter improvement. Revenues from recent acquisitions contributed slightly over 70 percent of the revenue improvement including Clevite which contributed $57 million.

  Exhaust revenues increased 20 percent to $423 million primarily due to increased North American and European original equipment volumes driven by new vehicle production and recent acquisitions. Aftermarket volumes also increased in Europe primarily due to the recent Fonos acquisition.

  Ride control reported increased revenues of $91 million, up 39 percent. Ride control's North American original equipment revenues more than doubled to $83 million due to the third quarter acquisition of Clevite. European original equipment revenues improved 53 percent driven by widespread dealer incentives, new vehicle production, and the recent Ateso acquisition. In addition, revenues in Australia increased as a result of the acquisition of National Springs.

TENNECO ENERGY

                                                                   THIRD QUARTER
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
                                                                    (MILLIONS)
      Revenues.................................................... $  627 $  427
      Operating income............................................     97     81

  Tenneco Energy reported a 20 percent increase in operating income for the 1996 third quarter as compared with the same period a year ago. In addition, revenues rose 47 percent to $627 million from $427 million in the 1995 third quarter.

  Nonregulated revenues increased $184 million or 82 percent, primarily due to higher natural gas prices and volumes. Regulated revenues increased $16 million as a result of transportation volume increases and other regulatory adjustments.

  Nonregulated operating income increased to $12 million from $7 million in the 1995 third quarter. This increase was primarily due to improved power marketing margins, as well as higher volumes and improved pricing in gathering, processing and oil and gas production. Regulated operating income increased to $85 million compared with $74 million in the year ago period. The improvement resulted from higher transportation volumes, operating efficiencies and legal settlements. The prior year results included $8 million in operating income from the Kern River pipeline, which was sold in the fourth quarter last year.

TENNECO PACKAGING

                                                                        THIRD
                                                                       QUARTER
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Revenues...................................................... $ 860 $ 665
      Operating income..............................................    92   117

  Operating income for Tenneco Packaging for the 1996 third quarter was $92 million compared with $117 million in the year ago quarter. The specialty packaging unit's operating income increased to $62 million from $9 million in the year ago quarter. Volume growth, primarily from the November 1995 plastics acquisition, and lower raw materials costs were key factors in operating income improvement. This recently acquired plastics business contributed $38 million in operating income on revenues of $274 million in the 1996 third quarter.

  The paperboard packaging operations' operating income was $30 million compared with $108 million in the prior year quarter. Linerboard and corrugating medium prices averaged $340 per ton and $280 per ton compared with $530 per ton and $520 per ton, respectively in the year ago period.

  In the paperboard business, revenues were down $84 million to $400 million compared with the 1995 third quarter. Operating income in the paperboard business declined $78 million to $30 million compared with the 1995 third quarter. Operating income and revenues were reduced by lower price realizations due to the weaker market conditions compared with record levels a year ago.

  Revenues in Tenneco Packaging's specialty packaging business increased $279 million to $460 million compared with the 1995 third quarter, primarily as a result of the recently acquired plastics businesses. The specialty packaging business, which included the strong results of the November 1995 plastics acquisition, earned $62 million in operating income for the 1996 third quarter, a $53 million increase compared with the year ago results. Operating margins in the specialty packaging business increased to 13 percent from five percent in the year ago quarter.

NEWPORT NEWS SHIPBUILDING

                                                                        THIRD
                                                                       QUARTER
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Revenues...................................................... $ 522 $ 445
      Operating income..............................................    36    35

  Third quarter operating income for Shipbuilding increased $1 million over the prior year quarter due to higher volume and productivity improvements on the Eisenhower overhaul, partially offset by lower submarine construction income due to the conclusion of the Los Angeles-class program and lower margins on commercial and conversion work. The third quarter 1996 results included a charge of $31 million to cover estimated contract losses related to construction of commercial product tankers compared with a $14 million charge recorded in the year ago period.

  Shipbuilding revenues for the 1996 third quarter increased $77 million to $522 million compared with the 1995 period primarily due to increased activity on carrier construction and the Eisenhower overhaul partially offset by lower submarine and conversion program revenues. Construction activity on the Los Angeles-class submarines was completed in August with the delivery of Cheyenne.

  The shipyard's backlog was $3.7 billion at September 30, 1996, substantially all of which is U.S. Navy-related. The backlog at September 30, 1995 was $4.9 billion.

  The backlog at September 30, 1996 included two Nimitz-class aircraft carriers (Harry S. Truman and Ronald Reagan), surface ship overhaul contracts and contracts to construct nine "Double Eagle" product tankers. In addition, Newport News has ongoing engineering contracts related to submarine and carrier work. Subject to new orders, this backlog will decline as the remaining aircraft carriers are delivered in 1998 and 2002.

OTHER

  Tennessee's other operations reported operating income of $64 million for the 1996 third quarter compared with operating income of $87 million in the 1995 third quarter. This decrease in operating income resulted from lower interest income from affiliated companies and other investments.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Interest expense decreased from $68 million in the 1995 third quarter to $56 million in the 1996 third quarter. The decrease was primarily attributable to lower debt levels. Interest capitalized increased from $2 million in the 1995 third quarter to $3 million in the 1996 third quarter due to increased capital spending.

INCOME TAXES

  Income tax expense for the third quarter of 1996 was $120 million compared with $125 million for the 1995 third quarter. The effective tax rate for the third quarter of 1996 was 38 percent compared with 40 percent in the prior year quarter.

DISCONTINUED OPERATIONS

  Loss from discontinued operations in the 1995 third quarter of $35 million was attributable to the farm and construction equipment segment.

EXTRAORDINARY LOSS

  An extraordinary loss of $1 million (net of tax) was recorded in the 1996 third quarter related to a prepayment penalty on early debt retirement.

NINE MONTHS RESULTS

  Tennessee's income from continuing operations for the first nine months of 1996 was $642 million, an improvement of 13 percent compared with $566 million in the year ago period. Both Tenneco Automotive and Tenneco Energy contributed to this improvement.

  Net income was $678 million compared with net income of $536 million in the first nine months of 1995. The first nine months of 1996 net income included income from discontinued operations of $37 million compared with a $30 million loss from discontinued operations in the 1995 first nine months. The 1996 period included an extraordinary loss of $1 million related to the prepayment penalty associated with the early debt retirement.

NET SALES AND OPERATING REVENUES

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                                (MILLIONS)
      Automotive............................................ $  2,182  $  1,823
      Energy................................................    1,993     1,364
      Packaging.............................................    2,623     1,983
      Shipbuilding..........................................    1,437     1,290
      Other.................................................       (7)       (6)
                                                             --------  --------
                                                               $8,228  $  6,454
                                                             ========  ========

  Net sales and operating revenues for the first nine months of 1996 were $8.23 billion, up 27 percent from $6.45 billion reported in 1995 due to higher gas prices and increased demand in Tenneco Energy's nonregulated business and increased rates and volume in the regulated business along with revenues from recent acquisitions. Higher revenues were reported by all divisions: Tenneco Packaging (up $640 million or 32 percent), Tenneco Automotive (up $359 million or 20 percent), Tenneco Energy (up $629 million or 46 percent), and Shipbuilding (up $147 million or 11 percent).

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
                                                                  (MILLIONS)
      Automotive.............................................. $    241 $    191
      Energy..................................................      282      229
      Packaging...............................................      362      374
      Shipbuilding............................................      117      125
      Other...................................................      233      288
                                                               -------- --------
                                                                 $1,235 $  1,207
                                                               ======== ========

  Operating income for the first nine months of 1996 improved $28 million, or two percent to $1,235 million. Tenneco Energy benefited from favorable market conditions in the gas industry and Tenneco Automotive benefited from improved results in both the exhaust and ride control sectors and from recent acquisitions. These increases were partially offset by lower operating income at Tenneco Packaging due to lower paperboard prices and at Shipbuilding due to higher costs associated with conversion work and commercial product tankers. The results of each business are discussed in detail below.

TENNECO AUTOMOTIVE

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
                                                                  (MILLIONS)
      Revenues................................................ $  2,182 $  1,823
      Operating income........................................      241      191

  Tenneco Automotive's revenues increased in both the exhaust and ride control operations. Revenues for exhaust increased 17 percent to $1,270 million. North American and European original equipment revenues were up, driven by a record number of new product launches, new vehicle production and recent acquisitions. Exhaust aftermarket volumes also increased in North America and Europe.

  Ride control reported increased revenues of $172 million or 23 percent. North American and European original equipment revenues increased as the result of the Clevite and Ateso acquisitions and new vehicle production. Ride control's aftermarket revenues also increased in North America due to improved product mix.

  Exhaust's operating income for the first nine months of 1996 improved 40 percent to $122 million primarily due to increased volumes, improved manufacturing efficiencies and recent acquisitions. Ride control's operating income increase of $15 million was due primarily to higher sales volumes, improved product mix and recent acquisitions including Clevite.

TENNECO ENERGY

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
                                                                  (MILLIONS)
      Revenues................................................ $  1,993 $  1,364
      Operating income........................................      282      229

  Tenneco Energy revenues increased 46 percent to $1,993 million compared with the prior year. Nonregulated revenues increased 67 percent to $1,352 million primarily due to higher natural gas prices and volumes. In addition, the South Australia Pipeline acquired in June 1995 and new processing and gathering projects contributed $38 million to the revenue increase. Regulated revenues increased 16 percent to $641 million primarily due to increased transportation volumes, the benefits derived from a new rate structure that occurred July 1, 1995 and regulatory adjustments, the majority of which had no material operating income impact.

  Tenneco Energy operating income increased 23 percent to $282 million for the first nine months of 1996 as compared with the year ago period. Nonregulated operating income increased to $31 million or 48 percent due to a full nine months operating income from the June 1995 acquisition of the South Australia Pipeline, increased operating income of $14 million from Tenneco Ventures' oil and gas production partially offset by lower margins from marketing activities and legal settlements. Regulated operating income increased to $251 million or 21 percent primarily due to implementation of a new rate structure that occurred July 1, 1995, favorable legal settlements, the gain on the sale of Tenneco's interest in Iroquois Gas Transmission, L.P. and improved operating efficiencies. Partially offsetting these increases were earnings lost from the sale of the Kern River pipeline in December 1995.

TENNECO PACKAGING

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
                                                                  (MILLIONS)
      Revenues................................................ $  2,623 $  1,983
      Operating income........................................      362      374

  Tenneco Packaging's operating income decreased $12 million, or three percent in the nine month period compared with the 1995 period. Revenues increased $640 million, or 32 percent compared with the nine months of 1995. Higher revenues from the specialty operations were primarily the result of the November 1995 plastics acquisition. This increase was partially offset by lower revenues in the paperboard business. Specialty packaging earned $170 million in operating income for the nine month period in 1996 compared with $34 million in the year ago period. Of this increase of $136 million, $111 million was the result of the late 1995 plastics acquisition. In Tenneco Packaging's paperboard business, revenues and operating income declined due to lower volumes and price realizations resulting from weak market conditions in both linerboard and corrugating medium. Operating income included a $50 million pre-tax gain in the 1996 second quarter from the sale of the two recycled paperboard mills and a recovered fiber recycling and brokerage business to form a joint venture with Caraustar. The 1995 period included a $14 million gain on the sale of a North Carolina mill.

NEWPORT NEWS SHIPBUILDING

                                                                    NINE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
                                                                    (MILLIONS)
      Revenues.................................................... $1,437 $1,290
      Operating income............................................    117    125

  Shipbuilding reported operating income of $117 million in the first nine months of 1996 compared with $125 million in the 1995 period. Revenues were $1,437 million for the nine months of 1996 compared with $1,290 million in the year ago period. Revenues increased due to higher volume on carrier construction and the Eisenhower overhaul, partially offset by lower activity on conversion work and submarine construction. Operating income declined due to additional costs of $30 million in the first nine months of 1996 compared with the prior year associated with conversion work and $57 million of higher than expected costs associated with the production of commercial product tankers, an increase of $43 million over the comparable prior year period. These reductions were partially offset by increased activity on the Eisenhower overhaul and productivity improvements.


OTHER

  Tenneco's other operations reported operating income of $233 million for the 1996 first nine months compared with operating income of $288 million in the year-ago period. The decrease in operating income was due to lower interest income from affiliated companies and other investments.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Interest expense decreased from $212 million in the first nine months of 1995 to $181 million in the first nine months of 1996, while interest capitalized was $14 million in the first nine months of 1996 compared with $5 million in the 1995 period. The year-to-year change in these items was due to the same reasons discussed under "Three Months Results" above.

INCOME TAXES

  Income tax expense for the 1996 first nine months was $388 million compared with $403 million in the same period of 1995.

DISCONTINUED OPERATIONS

  Income from discontinued operations for the first nine months of 1996 of $37 million was attributable to the farm and construction equipment segment. Loss from discontinued operations in the 1995 period of $30 million also related to the farm and construction equipment operations.

EXTRAORDINARY LOSS

  An extraordinary loss of $1 million (net of tax) was recorded in the 1996 first nine months related to a prepayment penalty on early debt retirement.

CAPITAL EXPENDITURES

  Tennessee invested $651 million in capital expenditures in its existing businesses during the first nine months of 1996. Capital expenditures during the first nine months of 1996 included $116 million for Automotive, $255 million for Energy, $213 million for Packaging, $55 million for Shipbuilding and $12 million related to Tennessee's other operations. Capital expenditures were higher at Packaging, Energy and Shipbuilding during the first nine months of 1996, while Automotive capital expenditures decreased from 1995. During the first nine months of 1995, capital expenditures were $565 million for continuing operations.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  The Company is a party in proceedings involving federal and state authorities regarding the past use by the Company of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems. The Company has executed a consent order with the EPA governing the remediation of certain of its compressor stations and is working with the Pennsylvania and New York environmental agencies to specify the remediation requirements at the Pennsylvania and New York stations. Remediation activities in Pennsylvania are essentially complete; in addition, pursuant to the Consent Order dated August 1, 1995, between the Company and the Pennsylvania Department of Environmental Protection, the Company paid the full amount of a civil penalty agreed upon with the Pennsylvania Department of Environmental Protection and funded an environmentally beneficial project for $450,000 in April 1996. Tennessee believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company and its consolidated subsidiaries.

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

  The Company sold its subsidiary which owns a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois") to ANR Iroquois Inc., a subsidiary of The Coastal Corporation. Iroquois owns an interstate gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island. The Company is still under contract to provide gas dispatching as well as post-construction field operation and maintenance services for the operator of Iroquois, but the Company is not the operator and is not an affiliate of the operator of Iroquois' pipeline system. A global settlement was entered into during the second quarter of 1996 by Iroquois and the operator of Iroquois' pipeline system with the Federal and New York state authorities resolving all criminal, civil and administrative enforcement actions contemplated by such authorities as a result of their investigation of alleged environmental violations which occurred during the construction of the pipeline. Due to the sale of the Company's interest in Iroquois, Tennessee believes that any environmental matters relating to the construction and operation of the pipeline system by Iroquois will not have a material adverse effect on the financial position or results of operations of the Company and its consolidated subsidiaries.

  On August 2, 1993, the Department of Justice filed suit against Tenneco Packaging Inc. ("Tenneco Packaging") in the Federal District Court for the Northern District of Indiana, alleging that wastewater from Tenneco Packaging's molded fiber products plant in Griffith, Indiana, interfered with or damaged the Town of Griffith's municipal sewage pumping station on two occasions in 1991 and 1993, resulting in discharges by the Town of Griffith of untreated wastewater into a river. Tenneco Packaging and the Department of Justice have executed a consent decree, which has been lodged with the court and published for public notice and comment. Tennessee believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company and its consolidated subsidiaries.

  In 1993 and 1995, the EPA issued notices of violation for particulate and opacity violations at the three coal-fired boilers of the Rittman, Ohio paperboard mill (owned by Tenneco Packaging until June 1996). Tenneco

Packaging filed responses disputing the alleged violations. Stack testing has demonstrated Tenneco Packaging's compliance. In July 1996, Tenneco Packaging received an EPA administrative complaint seeking a $126,997 penalty for alleged emissions violations. Tenneco Packaging has filed its answer to the complaint. Tennessee believes that the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

 (2) Potential Superfund Liability.

  At September 30, 1996, Tennessee has been designated as a potentially responsible party in 37 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tennessee is fully indemnified by third parties. With respect to certain other sites, Tennessee has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tennessee has estimated its share of the remediation costs to be between $10 million and $64 million or 0.4% to 2.3% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tennessee's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tennessee could be required to pay in excess of its pro rata share of remediation costs. Tennessee's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tennessee's determination of its estimated liability. Tennessee believes that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will not be material to its consolidated financial position or results of operations.

 (3) Other Proceedings.

  In June 1996, the Company settled certain litigation with ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas") by making a payment of $125 million. This payment is included in the deferred GSR costs described in
Note 2 in the "Notes to Financial Statements". In the settlement, ICA and TransTexas agreed to terminate the contract, release the Company from liability under the contract, and indemnify the Company against certain future claims, including royalty owner claims. In July 1996, certain royalty interest owners filed a claim against the Company in Webb County, Texas, alleging that they are sellers entitled to tender gas to the Company under the settled contract. This claim falls under the indemnification provisions of the settlement agreement which requires TransTexas and ICA to defend and indemnify the Company on this claim.

  In a separate declaratory judgment action relating to another gas purchase contract, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to the Company on August 1, 1995. On April 18, 1996, the Texas Supreme Court withdrew its initial opinion and issued an opinion reversing the Court of Appeals opinion on the matter which was favorable to the Company. That Texas Supreme Court ruling, however, explicitly preserves the Company's defenses based on bad faith conduct of the producers. In June 1996, the Company filed a motion for rehearing with the Texas Supreme Court. On August 16, 1996, the Texas Supreme Court denied the Company's motion. Nothing in the Supreme Court's decision affects the Company's ability to seek recovery from its customers of its above-market costs of purchasing gas under the contract as GSR costs in the phased proceedings currently pending before the FERC. However, as described under Note 6, El Paso Natural Gas Company ("El Paso") has reached, contingent upon consummation of the Merger (as defined in Note 6) and various other conditions (including approval by the FERC), a preliminary understanding with certain of the Company's customers regarding the customers' challenges to the Company's ability to recover GSR and other costs from its customers (the "El Paso Preliminary GSR Understanding"). In addition, the Company has initiated two lawsuits against the holders of this gas purchase contract seeking damages related to their conduct in connection with that contract.

  In July 1996, Tennessee was served with a complaint in the matter of Jack J. Grynberg v. Alaska Pipeline Co., et al., filed in the U.S. District Court for the District of Columbia. Plaintiff brings this action under the

False Claims Act against several interstate pipelines and others alleging Defendants mismeasured natural gas produced from federal and Indian lands, which deprived the U.S. of royalties otherwise due it. Plaintiff seeks, among other things, to recover, on behalf of the U.S. unspecified treble damages, his finder's fee and attorneys' fees. All Defendants were granted an extension until November 13, 1996 to respond to the complaint. It is believed that there are valid jurisdictional and procedural defenses to Plaintiff's complaint; however, even if Plaintiff is ultimately entitled to pursue his claims, the Company believes that it has substantive defenses, including that the Company's measurement practices are consistent with industry practice and all applicable standards, regulations, contracts, and tariffs and that the Company should not be liable in any event. Based on information available at this time, Tennessee does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

  The Company and its subsidiaries are parties to numerous other legal proceedings arising from their operations. Tennessee believes that the outcome of these other proceedings, individually and in the aggregate, will have no material effect on the Company's consolidated financial position or results of operations.

ITEM 5. OTHER INFORMATION.

  Recent Developments.

  (1) Tenneco Inc.'s Board of Directors has called a Special Meeting of Shareholders on December 10, 1996 for the following purposes:

  I. To consider and vote upon a single, unified proposal relating to the proposed reorganization of Tenneco (the "Transaction"):

    A. to approve and adopt the Distribution Agreement, dated as of November 1, 1996, as such may be amended, supplemented or modified from time to time (the "Distribution Agreement"), among Tenneco, New Tenneco and Newport News pursuant to which (i) Tenneco and its subsidiaries will undertake various intercompany transfers and distributions designed to restructure, divide and separate their existing businesses and assets so that the assets, liabilities and operations of (A) their automotive parts, packaging and administrative services businesses are owned and operated by New Tenneco, and (B) their shipbuilding business is owned and operated by Newport News, and (ii) Tenneco will subsequently distribute (the "Distributions") pro rata to holders of Tenneco common stock, par value $5.00 per share (the "Tenneco Common Stock"), all of the outstanding common stock, $.01 par value per share, of New Tenneco and all of the outstanding common stock, $.01 par value per share, of Newport News;

    B. to approve and adopt the Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1996, as such may be amended, supplemented or modified from time to time (the "Merger Agreement"), among El Paso Natural Gas Company, a Delaware corporation ("El Paso"), El Paso Merger Company, a Delaware corporation and an indirect wholly owned subsidiary of El Paso ("El Paso Subsidiary"), and Tenneco pursuant to which (i) El Paso Subsidiary will be merged with and into Tenneco (the "Merger"), which will then (as a result of the Distributions) consist only of Tenneco Energy, and
  (ii) shares of Tenneco stock (other than certain preferred shares held by holders entitled to demand and who properly demand appraisal of such shares and shares of one or more new series of Tenneco junior preferred stock to be issued prior to the Merger) will be converted into the right to receive shares of El Paso common stock, par value $3.00 per share, and possibly, in the case of holders of Tenneco Common Stock, depositary shares representing interests in shares of a new series of El Paso preferred stock, pursuant to formulas set forth in the Merger Agreement and described more fully in the Joint Proxy Statement-Prospectus dated November 4, 1996;

    C. to approve the transactions contemplated by the Merger Agreement and the Distribution Agreement; and

    D. to approve an amendment (the "Charter Amendment") to the Certificate of Incorporation of Tenneco, as amended, which will eliminate the rights, powers and preferences of the junior preferred stock of Tenneco specified therein.

  II. To transact such other business, including, without limitation, the adjournment of the Special Meeting (including an adjournment of the Special Meeting to obtain a quorum, solicit additional votes in favor of proposal I and/or allow for the fulfillment of certain conditions precedent to the Transaction), as may properly come before the Special Meeting or any adjournments or postponements thereof.

  The Board action follows receipt by Tenneco Inc. of a favorable Internal Revenue Service ruling on the tax-free nature of these previously announced strategic actions and clearance by the Securities and Exchange Commission of various filings related to the Transaction.

  (2) On November 8, 1996, Green Canyon Gathering Company ("GCGC"), a subsidiary of the Company, entered into a Memorandum of Understanding (the "MOU") with National Fuel Gas Supply Corporation ("National Fuel") under which GCGC and National Fuel will negotiate to form a joint venture to construct, own and operate (i) natural gas pipeline facilities commencing at locations offshore to gather gas produced in the Green Canyon and other areas located in the Outer Continental Shelf and terminating onshore in Louisiana and (ii) natural gas processing facilities to be located at or near the terminus of those pipeline facilities (collectively the "Project"). The MOU contemplates that GCGC and National Fuel will each have a 50% ownership interest in entities that will be created to develop, construct, finance, own and operate the $200 million Project, which has been under development by GCGC for more than a year. GCGC contemplates that definitive agreements with National Fuel relating to the Project will be entered into on or about January 1, 1997, and that non-recourse project financing will be put in place for a significant portion of the total Project costs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

     3--Certificate of Incorporation as amended and supplemented as of October 8, 1996

    27--Financial Data Schedule.

  (b) Reports on Form 8-K. Tennessee Gas Pipeline Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1996.

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

Date: November 14, 1996