Form 10-K405
period 1996-12-31
TENNESSEE GAS PIPELINE CO
filed 1997-03-14
CIK 97142

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
(MARK ONE)

      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

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

             EL PASO ENERGY BUILDING
                  1001 LOUISIANA
                  HOUSTON, TEXAS                                          77002
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 757-2131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                NAME OF EACH EXCHANGE
                   TITLE OF EACH CLASS                           ON WHICH REGISTERED
                   -------------------                          ---------------------
6% Debentures due 2011...................................    New York Stock Exchange

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF THE SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF
FILING......................................................................None

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, par value $5 per share, 208 shares outstanding as of March 7, 1997.

     TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION I(1)(a) AND (b) TO FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                         TENNESSEE GAS PIPELINE COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
Glossary..............................................................   ii

                                     PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................    6
Item  3.  Legal Proceedings...........................................    6
Item  4.  Submission of Matters to a Vote of Security Holders.........    *

                                    PART II
Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    8
Item  6.  Selected Financial Data.....................................    *
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9
Item  8.  Financial Statements and Supplementary Data.................   15
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................   43

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    *
Item 11.  Executive Compensation......................................    *
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    *
Item 13.  Certain Relationships and Related Transactions..............    *

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   43
          Signatures..................................................   45

---------------

* No response to this item is included herein for the reason that no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-K are defined below:

                                                                DEFINITION
                                                                ----------
ALJ...............................  Administrative Law Judge
Bcf(/d)...........................  Billion cubic feet (per day)
Company...........................  TGP and those subsidiaries owned directly or indirectly by TGP subsequent to the Distributions and the Merger
Court of Appeals..................  United States Court of Appeals for the District of Columbia Circuit
Dakota............................  Dakota Gasification Company
East Tennessee....................  East Tennessee Natural Gas Company, a wholly owned subsidiary of
                                    TGP
EPA...............................  United States Environmental Protection Agency
EPG...............................  El Paso Natural Gas Company
EPTPC.............................  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), an indirect subsidiary of EPG
FERC..............................  the Federal Energy Regulatory Commission
GSR...............................  Gas supply realignment
ICA...............................  ICA Energy, Inc.
Iroquois..........................  Iroquois Gas Transmission System, L.P.
IRS...............................  Internal Revenue Service
Kern River........................  Kern River Gas Transmission Company
Midwestern........................  Midwestern Gas Transmission Company, a wholly owned indirect subsidiary of TGP
MMcf(/d)..........................  Million cubic feet (per day)
MMdth(/d).........................  Million decatherms (per day)
MW(s).............................  Megawatt(s)
Old Tenneco.......................  Tenneco Inc. (renamed El Paso Tennessee Pipeline Co.), prior to the
                                    Distribution and Merger
PASA..............................  Pipeline Authority of South Australia
PCB(s)............................  Polychlorinated biphenyl(s)
PRP(s)............................  Potentially Responsible Party(ies)
SEC...............................  Securities and Exchange Commission
Series A Preferred Stock..........  8 1/4% Cumulative Junior Preferred Stock, Series A, of EPTPC
SFAS..............................  Statement of Financial Accounting Standards
Tenneco Ventures..................  Tenneco Ventures Corporation and Tenneco Gas Production
                                    Corporation, collectively
TGP...............................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of EPTPC
TransTexas........................  TransTexas Gas Corporation

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     TGP, a Delaware corporation, is a wholly owned subsidiary of EPTPC. The major businesses of the Company consist of the interstate transportation of natural gas, which generally is subject to regulation by FERC, as well as certain other non-regulated business operations, such as gas marketing, intrastate pipeline operations, international pipelines and power generation operations and domestic power generation operations. Prior to the Distributions and Merger described below, the Company also was engaged in the manufacture and sale of automotive exhaust system parts and ride control products; the manufacture and sale of packaging materials, cartons, containers and specialty packaging products for consumer and commercial markets; and the construction and repair of ships.

                               ACQUISITION BY EPG

     On December 12, 1996, an indirect subsidiary of EPG merged into Old Tenneco (the "Merger"), resulting in Old Tenneco (including TGP) becoming an indirect subsidiary of EPG. The Merger was effected in accordance with the Amended and Restated Agreement and Plan of Merger dated as of June 19, 1996 (the "Merger Agreement"). In the Merger, Old Tenneco changed its name to EPTPC. Prior to the Merger, Old Tenneco and its subsidiaries (including TGP) effected various intercompany transfers and distributions which restructured, divided and separated their businesses, assets and liabilities so that all the assets, liabilities and operations related to their automotive parts, packaging and administrative services businesses (collectively, the "Industrial Business") and their shipbuilding business (the "Shipbuilding Business") were spun-off to Old Tenneco's then existing common stockholders (the "Distributions"). The entity consisting of the Industrial Business was subsequently renamed Tenneco Inc. ("New Tenneco") and the entity consisting of the Shipbuilding Business was subsequently renamed Newport News Shipbuilding Inc. ("Newport News"). Following the Distributions, the remaining operations of the Company consisted primarily of those operations related to the transmission and marketing of natural gas and the discontinued operations of Old Tenneco. In preparation for the Merger and Distributions, Old Tenneco initiated a realignment of the Company's indebtedness (the "Debt Realignment"). As part of the Debt Realignment, Old Tenneco initiated tender offers for certain issues of debt of Old Tenneco and certain of its subsidiaries (including TGP) and certain other debt issues which were exchanged into New Tenneco debt, defeased or otherwise retired. Upon completion of the Debt Realignment transactions, the Company is only responsible for its remaining debt which was not tendered, defeased or otherwise retired. As a result of the Merger, EPG owns 100 percent of the common stock of EPTPC, representing at the effective time of the Merger approximately 75 percent of the equity value of EPTPC; the balance of the equity value of EPTPC is held by the holders of its Series A Preferred Stock which was issued in a registered public offering in November 1996 and remains outstanding. For a further discussion, see Note 1 of
Item 8, Financial Statements and Supplementary Data.

                              REGULATED OPERATIONS

     The regulated operations of the Company include the interstate pipeline systems of TGP, Midwestern and East Tennessee, as well as certain joint ventures, which are primarily engaged in the transportation and storage of natural gas for producers, marketers, end-users and other gas transmission and distribution companies. TGP's multiple-line system begins in the gas-producing regions of Texas and Louisiana, including the continental shelf of the Gulf of Mexico, and extends into the northeastern section of the U.S., including the New York City and Boston metropolitan areas. Midwestern's pipeline system extends from Portland, Tennessee, to Chicago, and principally serves the Chicago metropolitan area. East Tennessee's pipeline system serves the states of Tennessee, Virginia and Georgia and connects with TGP's pipeline system in Springfield and Lobelville, Tennessee. Net revenues from the interstate gas sales and transportation operations of the Company accounted for approximately 32 percent, 40 percent and 39 percent of total revenues of the Company for 1996, 1995, and 1994, respectively.

     The interstate gas transmission systems of the Company include approximately 16,300 miles of pipeline, gathering lines and sales laterals (with 14,800 miles operated by TGP, 400 miles operated by Midwestern and 1,100 miles operated by East Tennessee), together with related facilities that include 90 compressor stations with an aggregate of approximately 1.5 million horsepower. The Company also has interests in or contractual rights to six underground and above-ground gas storage facilities to permit increased deliveries of gas during peak demand periods. The total design delivery capacity of the Company's interstate systems as of December 31, 1996, was approximately 4,900 MMcf/d, giving effect for deliveries into Midwestern and East Tennessee, and approximately 5,800 MMcf/d at peak demand, giving effect for gas withdrawn from storage.

     The following table sets forth the volumes of gas sold and transported by the interstate pipeline systems of the Company for the periods shown.

                                                               MMDTH
                                                      -----------------------
                                                      1996     1995     1994
                                                      -----    -----    -----
Sales*..............................................     77       95      131
Transportation*.....................................  2,348    2,139    2,184
                                                      -----    -----    -----
          Total.....................................  2,425    2,234    2,315
                                                      =====    =====    =====

---------------

* Sales and transportation volumes include all natural gas sold or transported by the Company's interstate pipeline systems (including the proportionate share of transportation volumes of the joint ventures in which the Company had interests) and have not been adjusted to reflect the sale of (i) a 50 percent interest in Kern River in December 1995, and (ii) a 13.2 percent general partnership interest in Iroquois in June 1996. Kern River owns a 904-mile pipeline system extending from Wyoming to California. Iroquois owns a 370-mile pipeline extending from the Canadian border at Waddington, New York, to Long Island, New York. Of the total transportation volumes shown, Kern River transported approximately 136 MMdth and 130 MMdth during 1995 and 1994, respectively. Iroquois transported approximately 20 MMdth, 45 MMdth, and 32 MMdth during 1996, 1995 and 1994, respectively.

  Regulatory Environment

     The Company's interstate system is subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978.

     In the mid-1980s, FERC began a series of actions which ultimately had the effect of substantially removing interstate pipelines from the gas purchase and resale business and confining their role to transportation of gas owned by others. In Order No. 436, issued in 1985, FERC began this transition by requiring interstate pipelines to provide non-discriminatory access to their facilities for all transporters of natural gas. This requirement enabled consumers to purchase their own gas and have it transported on the interstate pipeline system, rather than purchase gas from the pipelines. The transition was completed with Order No. 636, issued in 1992, in which FERC required all interstate pipelines to "unbundle" their sales and transportation services so that the transportation services they provided to third parties would be "comparable" to the transportation services accorded to gas owned by the pipelines. FERC's stated purpose was to ensure that the pipelines' monopoly over the transportation of natural gas did not distort the gas producer sales market, which had by then been essentially deregulated.

     One of the obstacles to this transition was the existence of long-term gas purchase contracts between pipelines and producers which required the pipelines to take or pay for a significant percentage of the gas which the producer was capable of delivering. While FERC did not deal with this issue initially, it eventually adopted rate recovery procedures which facilitated negotiations between pipelines and producers to address take-or-pay issues. In Order No. 636, FERC provided that pipelines could recover 100 percent of the costs prudently incurred to terminate their gas purchase obligations. In July 1996, the Court of Appeals issued its decision upholding, in large part, Order No. 636, and remanded to FERC several issues for further explanation, including further explanation of FERC's decision to allow pipelines to recover 100 percent of GSR costs and FERC's requirement that pipelines allocate 10 percent of GSR costs to interruptible transportation customers. In February 1997, FERC reaffirmed its decision to allow pipelines to recover

100 percent of GSR costs. In addition, FERC modified the requirement that pipelines allocate 10 percent of GSR costs to interruptible customers to permit pipelines to propose an allocation of any percentage of such costs to their interruptible customers. For a further discussion of GSR issues related to TGP, see Item 3, Legal Proceedings, and Note 5 of Item 8, Financial Statements and Supplementary Data.

     In December 1994, TGP filed for a general rate increase (the "1995 Rate Case"). In January 1995, FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, TGP began collecting rates, subject to refund, reflecting an $87 million increase in TGP's annual revenue requirement. A Stipulation and Agreement (the "Stipulation") was filed with an ALJ in this proceeding in April 1996. The Stipulation resolves the rates that are the subject of the 1995 Rate Case, including a structural rate design change that results in a larger proportion of TGP's transportation revenues being dependent upon throughput. Under the Stipulation, TGP is required to refund, upon final approval of the Stipulation, the difference between the revenues collected under the July 1, 1995 motion rates and the revenues that would have been collected pursuant to the rates underlying the Stipulation. In October 1996, FERC approved the Stipulation with certain modifications and clarifications which are not material. In January 1997, FERC issued an order denying requests for rehearing of the October 1996 order. One party to the rate proceeding, a competitor of TGP, filed with the Court of Appeals in February 1997, a Petition for Review of the FERC orders approving the Stipulation.

     For a discussion of recent FERC proceedings relating to the recovery by TGP of certain environmental costs as a component of the rates charged by its interstate pipeline operations, see Note 5 of Item 8, Financial Statements and Supplementary Data.

  Markets and Competition

     The Company's interstate pipeline operations face varying degrees of competition from alternative energy sources, such as electricity, coal, and oil. The potential consequences of the proposed restructuring of the electric power industry are currently unclear. It may benefit the natural gas industry by creating more demand for gas turbine generated electric power, or it may hamper demand by allowing more effective use of surplus electric capacity through increased wheeling as a result of open access. At this time, the Company is not projecting a significant increase in gas demand as a result of such restructuring.

     Customers of the interstate pipeline operations of the Company include natural gas producers, marketers and end-users, as well as other gas transmission and distribution companies. Substantially all of the revenues of these operations are generated under long-term gas transmission contracts. Contracts representing approximately 70 percent of the Company's firm transportation capacity will be expiring over the next four years, principally in the year 2000. Although the Company cannot predict how much capacity will be resubscribed, a majority of the expiring contracts cover service to Northeastern U.S. markets, where there is currently little excess capacity. Several projects, however, have been proposed to deliver incremental volumes to this area. While the Company intends to pursue the renegotiation, extension and/or replacement of these contracts, there can be no assurance as to whether the Company will be able to extend or replace these contracts (or a substantial portion thereof) or that the terms of any renegotiated contracts will be as favorable to the Company as the existing contracts. Accordingly, the Company presently is unable to ascertain whether or not the expiration and renegotiation, extension and/or replacement of these transportation contracts will have a materially adverse effect on the Company's financial position or results of operations.

     In a number of key markets, the Company faces competitive pressure from other major pipeline systems, enabling local distribution companies and end-users to choose a supplier or switch suppliers based on the short-term price of gas and the cost of transportation. Competition between pipelines is particularly intense in the Company's supply area, Louisiana and Texas. In some instances, the Company has had to discount its transportation rates in order to maintain market share. The renegotiation of the Company's expiring contracts may be impacted by the foregoing competitive factors.

                            NON-REGULATED OPERATIONS

  Field and Merchant Services

     Certain subsidiaries of TGP are engaged in the businesses of marketing natural gas and owning and operating approximately 1,300 miles of gathering and intrastate pipelines that serve the Texas Gulf Coast and West Texas markets.

     The interstate marketing operations buy, sell and contract for the transportation of up to 1.2 Bcf/d of natural gas from approximately 300 suppliers, through 40 pipelines to about 500 customers, marketers and end-users. The Company offers a portfolio of products and services that are intended to help distributors, end-users and producers manage their gas sales and purchasing processes. The Company also owns and manages gas gathering systems and natural gas processing plants in Pennsylvania, Texas, Louisiana and Tennessee. Additionally, the Company owns and operates, either directly or through joint ventures, approximately 1,300 miles of intrastate pipelines and gathering lines in the Texas Gulf Coast and West Texas markets. In addition to offering transportation capacity, these intrastate pipeline and gathering operations manage buying, selling and transportation services of up to 1.4 Bcf/d of natural gas for approximately 135 suppliers and 140 customers and shippers. The intrastate pipeline operations also provide swing storage services and access to major intrastate and interstate pipelines in Texas.

     The following table sets forth the volumes of gas sold and transported by the Company's marketing and intrastate pipeline subsidiaries for the periods indicated:

                                                                  MMDTH
                                                           -------------------
                                                           1996   1995   1994
                                                           ----   ----   -----
Sales....................................................   680    642     739
Transportation...........................................   281    230     274
                                                            ---    ---   -----
          Total..........................................   961    872   1,013
                                                            ===    ===   =====

     In February 1994, the Company sold a 20 percent interest in its marketing and intrastate pipeline subsidiary to Ruhrgas Aktiengesellschaft, Germany's largest natural gas company. In anticipation of the Merger, the Company repurchased this 20 percent interest in September 1996.

  International and Other Energy-Related Business

     The Company has recently undertaken various activities to extend its traditional activities in North American pipelines to international pipeline, power and energy-related projects, with a current focus on activities in Latin America, Southeast Asia, Australia and Europe. Set forth below are brief descriptions of the projects that are operational or are in various stages of development.

     Australia Project. In 1995, a subsidiary of the Company was selected to construct, own and operate a 470-mile natural gas pipeline in Queensland, Australia. Construction of the pipeline was completed in December 1996 at a total cost of $170 million. Additionally, in June 1995 the Company acquired the natural gas pipeline assets of PASA, which includes a 488-mile pipeline, for $225 million. In December 1996, the Company received approximately $400 million through debt financing and the subsequent sale of 70 percent of its ownership interest in these projects.

     Indonesia Project. The Company has a 50 percent ownership interest in a producing gas field (having reserves of approximately 500 Bcf) and a 47.5 percent ownership interest in a 135 MW power generating plant under construction in South Sulawesi, Indonesia. The $225 million project has been financed with approximately $179 million in debt. The electricity from the power generating plant will be sold to the national electric utility pursuant to a long-term contract. The Company has obtained political risk insurance for its equity investment.

     Hungary Project. In September 1996, a subsidiary of the Company was selected to acquire a 50 percent controlling interest in an operating 70 MW power plant located in Dunaujvaros, Hungary. The electricity generated at this plant is consumed by Dunaferr, the largest steel mill in Hungary. Excess power is sold pursuant to long-term contracts to the Hungarian national electric utility. Subject to satisfaction of certain conditions, the acquisition is scheduled to be finalized in the first quarter of 1997. The assets will be acquired for approximately $25 million, and no financing will be involved. The Company is seeking political risk insurance from the Overseas Private Investment Corporation for its equity investment. The acquisition agreement requires the Company to study and, if deemed economically feasible, to expand the electric generating plant. The feasibility study is underway.

     Other Projects. The Company has a 17.5 percent interest in a 240 MW power plant in Springfield, Massachusetts, and a 50 percent interest in two additional cogeneration projects in Florida which have a combined capacity of 220 MWs.

  Other

     As a result of the Merger, the Company holds certain limited assets and is responsible for certain liabilities, which the Company estimates to be approximately $600 million, of existing and discontinued operations and businesses.

     Tenneco Credit Corporation (now renamed El Paso Energy Credit Corporation), an indirect subsidiary of the Company, purchases interest-bearing and noninterest-bearing trade receivables from the Company's operating subsidiaries. Through June 1994, it also purchased retail receivables generated primarily by retail sales of products by Case Corporation. As part of the intercompany transfers preceding the Merger and Distributions, these Case Corporation retail receivables and all of the interest and obligations associated with receivables relating to the Industrial Business were transferred to New Tenneco.

                                 ENVIRONMENTAL

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites. As of December 31, 1996, the Company had a reserve of approximately $187 million for the following environmental contingencies which the Company anticipates incurring through 2002: (i) expected remediation costs and associated onsite, offsite and groundwater technical studies of approximately
$134 million; and (ii) other costs of approximately $53 million. For a further discussion of specific environmental matters, see Item 3, Legal Proceedings, and
Note 5 of Item 8, Financial Statements and Supplementary Data.

     In addition, the Company estimates that it will make capital expenditures for environmental matters of approximately $5 million in 1997 and that capital expenditures for environmental matters will range from approximately $40 million to $80 million in the aggregate for the years 1998 through 2007. These expenditures primarily relate to compliance with air regulations and control of water discharges.

                                   EMPLOYEES

     The Company had approximately 2,800 full-time employees on December 31, 1996. Subsequent to the Merger, the Company implemented a program to streamline operations and reduce operating costs. Since December 31, 1996, the Company has reduced its workforce by 340 employees. The Company has no collective bargaining arrangements.

ITEM 2. PROPERTIES

     A description of the Company's properties is included in Item 1, Business, and is incorporated by reference herein.

     The Company is of the opinion that it has generally satisfactory title to the properties owned and used in its businesses, subject to the liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such properties in its businesses. In addition, the Company's physical properties are adequate and suitable for the conduct of its business in the future.

ITEM 3. LEGAL PROCEEDINGS

     In July 1996, TGP was served with a complaint in the matter of Jack J. Grynberg v. Alaska Pipeline Co., et al., filed in the U.S. District Court for the District of Columbia. The plaintiff filed this action under the False Claims Act against most interstate pipelines and others alleging that the defendants mismeasured natural gas produced from federal and Indian lands, which deprived the United States of royalties otherwise due it. Among other things, the plaintiff seeks to recover unspecified treble damages on behalf of the United States. The plaintiff is also seeking to recover his finder's fee and attorneys' fees. All defendants, most of whom are pursuing a combined defense, have filed responsive motions. The plaintiff responded to those motions in January 1997. Oral arguments are set in March 1997. TGP believes that there are valid jurisdictional and procedural defenses to the plaintiff's complaint; however, even if the plaintiff is ultimately entitled to pursue his claims, TGP believes that it has substantive defenses, including that TGP's measurement practices are consistent with industry practice and all applicable standards, regulations, contracts, and tariffs and that TGP should not be liable in any event. Based on information available at this time, TGP does not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial position or results of operations.

     On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Texas Court of Appeals favorable to TGP involving a gas purchase contract and indicated that it would remand the case to the trial court. On April 18, 1996, however, the Texas Supreme Court withdrew its initial opinion and issued an opinion reversing the Court of Appeals opinion. In June 1996, TGP filed a motion for rehearing with the Texas Supreme Court which was denied in August 1996. In December 1996, TGP entered into settlement agreements with each of the parties to this gas purchase contract. As a result of these settlements, the gas purchase contract is now terminated. TGP paid a total of $74 million to terminate this contract. In addition, all related litigation was terminated. During the course of this action, TGP either paid, or provided for the payment of, amounts it believes were appropriate to cover the resolution of its contract reformation litigation, including providing a bond in the amount of $206 million. On September 30, 1996, TGP paid approximately $193 million to the producers and the producers agreed to release all but approximately $2 million of the bonded amount. On November 1, 1996, a final order was issued which assessed only $456,000 of the $2 million to TGP and TGP was released from the remaining bond amount. TGP has filed with FERC to recover these payments from its customers.

     On October 14, 1993, TGP was sued in the State District Court of Ector County, Texas, by ICA and TransTexas. In that suit, ICA and TransTexas contended that TGP had an obligation to purchase gas production which TransTexas unilaterally attempted to add to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading sought $1.5 billion from TGP for alleged damages caused by TGP's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. In June 1996, TGP reached a settlement with ICA and TransTexas for $125 million wherein ICA and TransTexas agreed to terminate their contract rights, released TGP from liability under the contract, and indemnified TGP against future claims, including royalty owner claims. TGP has filed with FERC to recover from its customers amounts previously paid to TransTexas above the market price as well as the $125 million settlement payment. In connection with that litigation, certain royalty interest owners filed a claim against TGP alleging that they are sellers entitled to tender gas to TGP under the settled contract. This claim fell under the indemnification provisions of TGP's settlement with ICA and TransTexas, requiring ICA and TransTexas to defend and indemnify TGP. This royalty owner litigation was settled in December 1996 at no cost to TGP. The royalty owners' claims against TGP have been dismissed.

     TGP is a party in proceedings involving federal and state authorities regarding the past use by TGP of a lubricant containing PCBs in its starting air systems. TGP has executed a consent order with the EPA governing the remediation of certain of its compressor stations and is working with the Pennsylvania and New York environmental agencies to specify the remediation requirements at the Pennsylvania and New York stations. Remediation activities in Pennsylvania are essentially complete; in addition, pursuant to the Consent Order dated August 1, 1995, between TGP and the Pennsylvania Department of Environmental Protection, TGP funded an environmentally beneficial project for $450,000 in April 1996 and paid a $500,000 civil penalty in September 1996. Remediation and characterization work at the compressor stations under its consent order with the EPA and the jurisdiction of the New York Department of Environmental Conservation is ongoing. Management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position or results of operations.

     In Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Company (Franklin County Circuit Court, Docket No. 88-C1-1531, November 16, 1988), the Kentucky environmental agency alleged that TGP discharged pollutants into the waters of the state without a permit and disposed of PCBs without a permit. The agency sought an injunction against future discharges, sought an order to remediate or remove PCBs, and sought a civil penalty. TGP has entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits for its Kentucky stations from the agency, and continues to work to resolve the remaining issues. Management believes that the resolution of this issue will not have a materially adverse effect on the Company's financial position or results of operations.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management currently does not expect these matters to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, "Submission of Matters to a Vote of Security Holders," has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     All of TGP's common stock, par value $5 per share (the "Common Stock") is owned by EPTPC and, accordingly, there is no public trading market for such securities.

     Dividends as may be determined by the Board of Directors of TGP may be declared and paid on the Common Stock from time to time out of any funds legally available therefor.

ITEM 6. SELECTED FINANCIAL DATA

     Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               MERGER TRANSACTION

     On December 12, 1996, Old Tenneco (the parent corporation of TGP) and an indirect subsidiary of EPG completed the Merger and Old Tenneco, (including TGP) became an indirect subsidiary of EPG. The Merger was effected in accordance with the Merger Agreement. In the Merger, Old Tenneco changed its name to EPTPC. Prior to the Merger, Old Tenneco and its subsidiaries (including TGP) effected various intercompany transfers and distributions which restructured, divided and separated their businesses, assets and liabilities so that all the assets, liabilities and operations related to the Industrial Business and the Shipbuilding Business were spun-off to Old Tenneco's then existing common stockholders in the Distributions. The entity consisting of the Industrial Business was subsequently renamed Tenneco Inc. (referred to herein as "New Tenneco") and the entity consisting of the Shipbuilding Business was subsequently renamed Newport News. Following the Distributions, the remaining operations of the Company consisted primarily of those operations related to the transmission and marketing of natural gas and the discontinued operations of Old Tenneco. In preparation for the Merger and Distributions, Old Tenneco initiated the Debt Realignment. As part of the Debt Realignment, Old Tenneco initiated tender offers for certain issues of debt of Old Tenneco and certain of its subsidiaries and certain other debt issues which were exchanged into New Tenneco debt, defeased or otherwise retired. Upon completion of the Debt Realignment transactions, the Company is only responsible for its remaining debt which was not tendered, defeased or otherwise retired. As a result of the Merger, EPG owns 100 percent of the common stock of EPTPC, representing at the effective time of the Merger approximately 75 percent of the equity value of EPTPC. The balance of the equity value of EPTPC is held by the holders of its Series A Preferred Stock which was issued in a registered public offering in November 1996 and remains outstanding. For a further discussion, see Note 1 of Item 8, Financial Statements and Supplementary Data.

                             RESULTS OF OPERATIONS

     Results of operations comparisons have been conformed to the reclassification of the Combined Statements of Income.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Operating Revenues

     The Company's operating revenues in 1996 increased by 38 percent over the operating revenues in 1995. Revenues from the energy-related operations of the Company that are subject to regulation by FERC (generally referred to herein as its "regulated" operations) increased to $861 million, or 13 percent. Of the increase, $55 million was primarily due to benefits derived from a new rate structure implemented on July 1, 1995 and $34 million was due to regulatory adjustments that had no operating income impact. Revenues from the energy-related operations of the Company that are not generally subject to regulation by FERC (generally referred to herein as its "non-regulated" operations) increased 60 percent to $1.8 billion, primarily due to higher natural gas prices and volumes. Additionally, the acquisition of the assets of PASA in June 1995 and new processing and gathering projects increased revenues by $44 million. Revenues in 1996 from other operations were $29 million compared with $59 million in the prior year due to lower interest revenue from the continuing liquidation of Case Corporation receivables.

  Operating Income

     Operating income from regulated operations increased to $250 million or 40 percent in 1996 due to benefits derived from the new rate structure and increased transportation volumes. Additionally, approximately $42 million of environmental costs were reflected in 1995 and offset by insurance recoveries as a result of the environmental settlement. These insurance recoveries were included in other income as discussed below. Offsetting this increase were transition costs recognized in 1996 related to the Merger and higher operating costs.

     Non-regulated operating losses were $6 million in 1996 compared with income of $3 million in 1995. 1996 increases included higher volumes and prices from Tenneco Ventures' oil and gas production of $11 million and the acquisition of PASA in June 1995 which contributed $10 million. Tenneco Ventures and 70 percent of the Company's interest in the Australian pipelines were sold in December 1996 subsequent to the Merger. These increases were offset primarily by lower margins from marketing activities.

     Operating losses from other operations of the Company increased to $61 million or 26 percent in 1996 primarily due to lower interest revenue from the continuing liquidation of Case Corporation receivables. In anticipation of the Merger, Old Tenneco sold all of the Case Corporation retail receivables to New Tenneco for an amount equal to their book value. Accordingly, income from these receivables will not be recognized in future periods.

  Other (Income) and Expense

     Other income decreased to $50 million or 19 percent in 1996. The decrease resulted from a $30 million gain recognized in 1995 from the sale of Kern River, the absence of earnings due to the sale of Kern River which contributed $33 million in 1995, and insurance recoveries which offset environmental costs as discussed above. Offsetting these items were $15 million in legal settlements and lower interest expense of $24 million due to decreased levels of debt. Additionally, 1995 included a $30 million reserve for estimated regulatory and legal settlement costs and a $25 million reserve for the liquidation of surplus real estate holdings.

     Prior to the Merger, Old Tenneco's historical practice has been to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at an operating company level, and to centrally manage various cash functions. Consequently, the corporate debt of Old Tenneco and its related interest expense have been allocated to Old Tenneco's automotive, packaging and shipbuilding businesses ("Old Tenneco's former non-energy operations") based upon the portion of Old Tenneco's investment in Old Tenneco's former non-energy operations which was deemed to be debt, generally based upon the ratio of Old Tenneco's former non-energy operations' net assets to Old Tenneco's consolidated net assets plus debt. Interest expense was allocated at a rate equivalent to the weighted average cost of all corporate debt, which was 12.4 percent, 11.4 percent and 11.0 percent for 1996, 1995 and 1994, respectively. Total pre-tax interest expense allocated to Old Tenneco's former non-energy operations in 1996, 1995 and 1994 was $45 million, $60 million and $61 million, respectively. Old Tenneco's former non-energy operations have also been allocated tax benefits approximating 35 percent of the allocated pre-tax interest expense. Although interest expense and the related tax effects have been allocated to Old Tenneco's former non-energy operations for financial reporting on a historical basis, Old Tenneco's former non-energy operations have not been billed for these amounts. The changes in allocated corporate debt and the after-tax allocated interest expense have been included as a component of the combined equity of the Company. Although management believes that the historical allocation of corporate debt and interest is reasonable, it is not necessarily indicative of the debt and interest expense of the Company subsequent to the Merger, or the debt that it may incur in the future.

  Income Tax Expense

     Income tax expense for 1996 was $78 million compared with $31 million in 1995. The effective tax rate for 1996 was 33 percent compared with 16 percent in the prior year. The low effective tax rate in 1995 was primarily due to the benefit realization of unrecognized deferred tax assets, primarily certain capital loss carryforwards. For an additional discussion of income taxes, see
Note 7 of Item 8, Financial Statements and Supplementary Data.

  Extraordinary Loss

     In preparation for the Merger and Distributions, Old Tenneco initiated a realignment of its indebtedness. Upon completion of the debt realignment transactions, the Company is only responsible for its remaining debt which was not tendered, defeased or otherwise retired (approximately $120 million of such debt remained outstanding immediately after the Merger). The Company recognized an after-tax extraordinary charge of $108 million related to the debt realignment immediately prior to the Merger.

                         COMMITMENTS AND CONTINGENCIES

     For a discussion of the Company's commitments and contingencies, see Note 5 of Item 8, Financial Statements and Supplementary Data.

       CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions identify forward-looking statements.

     Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

HIGHLY COMPETITIVE INDUSTRY

          The ability to maintain or increase current transmission, gathering, processing, and sales volumes, or to remarket unsubscribed capacity, can be subject to the impact of future weather conditions, including those that favor other alternative energy sources; price competition; drilling activity and supply availability; and service competition. Future profitability also may be affected by the Company's ability to compete with the services offered by other energy enterprises which may be larger, offer more services, and possess greater resources. The ability of TGP to negotiate new contracts and to renegotiate existing contracts (70 percent of which are expiring over the next five years, principally in the year
     2000) could be adversely affected by the proposed construction of additional pipeline capacity in the Northeast U.S., reduced demand due to higher gas prices, the availability of alternative energy sources, and other factors that are not within its control. For a further discussion see
     Item 1, Business -- Regulated Operations -- Markets and Competition.

IMPACT OF NATURAL GAS AND NATURAL GAS LIQUIDS PRICES

          The value of natural gas transmission services is based on an all-in cost, including the cost of the natural gas. Therefore, the Company's ability to compete with other transporters is impacted by natural gas prices in the supply basins connected to its pipeline systems compared to prices in other gas producing regions, especially Canada. Additionally, revenues generated by the Company from its gathering and processing contracts are dependent upon volumes and rates, both of which can be affected by the prices of natural gas and natural gas liquids. Fluctuations in energy prices are caused by a number of factors, including regional, domestic and international demand, availability and adequacy of transportation facilities, energy legislation, federal or state taxes, if any, on the sale or transportation of natural gas and natural gas liquids and the price and abundance of supplies of alternative energy sources.

USE OF DERIVATIVE FINANCIAL INSTRUMENTS

          In the ordinary course and conduct of its business, some of the Company's non-regulated subsidiaries are engaged in the gathering, processing and marketing of natural gas and other energy commodities and utilize futures and option contracts traded on the New York Mercantile Exchange and Over-The-Counter options and price and basis swaps with other gas merchants and financial institutions. The Company could incur financial losses in future periods as a result of volatility in the market values of the underlying commodities.

ACQUISITIONS AND INVESTMENTS

          Opportunities for growth through acquisitions and investments in joint ventures, and future operating results and the success of acquisitions and joint ventures within and outside the U.S. may be subject to the effects of, and changes in, U.S. and foreign trade and monetary policies, laws and regulations, political and economic developments, inflation rates, and the effects of taxes and operating conditions. Activities in areas outside the U.S. also are subject to the risks inherent in foreign operations, including loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection and other political risks, and the effects of currency fluctuations and exchange controls. Such legal and regulatory delays and other unforeseeable obstacles may be beyond the Company's control or ability to manage.

PENDING REGULATORY PROCEEDINGS

          TGP has entered into comprehensive settlements with its customers that, if approved by FERC, would resolve many of the transportation rate, gas supply realignment and other transition issues in which it is involved. Whether FERC will approve such settlements in the form filed or whether these regulatory proceedings will be otherwise resolved in a manner satisfactory to the Company cannot be predicted with certainty, and the business of the Company could be adversely affected thereby. For a description of certain regulatory proceedings involving the Company, see
     Item 1, Business -- Regulated Operations -- Regulatory Environment.

POTENTIAL ENVIRONMENTAL LIABILITIES

          The Company may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. For additional information concerning the Company's environmental matters, see Note 5 of Item 8, Financial Statements and Supplementary Data.

OPERATING HAZARDS AND UNINSURED RISKS

          While the Company maintains insurance against certain of the risks normally associated with the transportation, gathering and processing of natural gas, including explosions, pollution and fires, the occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company.

POTENTIAL LIABILITIES RELATED TO THE MERGER

          The amount of the actual and contingent liabilities of Old Tenneco, which remained the liabilities of the Company after the Merger, could vary materially from the amount estimated by the Company, which was based upon assumptions which may prove to be inaccurate. If New Tenneco or Newport News were unable or unwilling to pay their respective liabilities, a court could require the Company, under certain legal theories which may or may not be applicable to the situation, to assume responsibility for such obligations, which could have a material adverse effect on the Company.

UNCERTAINTY SURROUNDING INTEGRATION OF OPERATIONS

          EPG is engaged in a comprehensive review of the business and operations of EPTPC and its subsidiaries and has begun to integrate such operations to increase operating and administrative efficiency through consolidation and reengineering of facilities, workforce reductions and coordination of purchasing, sales and marketing activities. Management anticipates that the complementary interstate and intrastate pipeline operations and energy marketing activities of the combined company should provide increased operating flexibility and access to additional customers and markets, although the amount and timing of the realization of such benefits will depend upon the Company's ability to integrate successfully the businesses and operations of the companies and the time period over which such integration is effected.

POTENTIAL FEDERAL INCOME TAX LIABILITIES

          In connection with the Merger and Distributions, the IRS issued a private letter ruling to Old Tenneco, in which the IRS ruled that for U.S. federal income tax purposes: (i) the Distributions would be tax-free to Old Tenneco and, except to the extent cash was received in lieu of fractional shares, to its then existing stockholders; (ii) the Merger would constitute a tax-free reorganization; and (iii) that certain other transactions effected in connection with the Merger and Distributions would be tax-free. If the Distributions were not to qualify as tax-free distributions, then a corporate level federal income tax would be assessed to the consolidated group of which Old Tenneco was previously the common parent. This corporate level federal income tax would be payable by EPTPC. Under certain limited circumstances, however, New Tenneco and Newport News have agreed to indemnify EPTPC for a defined portion of such tax liabilities.

REFINANCING AND INTEREST RATE EXPOSURE RISKS

          The business and operating results of the Company can be adversely affected by factors such as the availability or cost of capital, changes in interest rates, changes in the tax rates due to new tax laws, market perceptions of the natural gas industry or the Company, or security ratings.

POTENTIAL FOR CHANGES IN ACCOUNTING STANDARDS

          Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board, FERC, and the SEC may affect the Company's results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         TENNESSEE GAS PIPELINE COMPANY

                         COMBINED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1996       1995       1994
                                                              ------     ------     ------
                                                                   -- PRE-ACQUISITION
                                                                      COMBINED --
Operating revenues:
  Gas sales.................................................  $1,788     $1,122     $1,695
  Gas transportation........................................     767        690        611
  Other.....................................................     180        163        115
                                                              ------     ------     ------
                                                               2,735      1,975      2,421
                                                              ------     ------     ------
Operating expenses:
  Cost of gas sold..........................................   1,579        954      1,472
  Operating expenses........................................     455        414        380
  General and administrative................................     239        199        143
  Finance charges...........................................      62         79         75
  Depreciation, depletion and amortization..................     217        196        102
                                                              ------     ------     ------
                                                               2,552      1,842      2,172
                                                              ------     ------     ------
Operating income............................................     183        133        249
                                                              ------     ------     ------
Other (income) and expense:
  Interest income...........................................     (32)       (30)       (21)
  Interest expense, net of interest allocated to
     affiliates.............................................      41         65         97
  Equity in net income of affiliated companies..............     (30)       (65)       (51)
  Gain on sale of assets, net...............................      (3)       (11)        (1)
  Gain on the sale by a subsidiary of its stock.............    --         --          (23)
  Other income, net.........................................     (26)       (21)       (22)
                                                              ------     ------     ------
                                                                 (50)       (62)       (21)
                                                              ------     ------     ------
Income before income taxes..................................     233        195        270
Income tax expense..........................................      78         31         89
                                                              ------     ------     ------
Income before extraordinary loss............................     155        164        181
Extraordinary loss, net of income tax.......................    (108)      --         --
                                                              ------     ------     ------
Net income..................................................  $   47     $  164     $  181
                                                              ======     ======     ======

              The accompanying Notes are an integral part of these
                Consolidated and Combined Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                          DECEMBER 31,
                                                              -------------------------------------
                                                                    1996                 1995
                                                              ----------------     ----------------
                                                              POST-ACQUISITION     PRE-ACQUISITION
                                                                CONSOLIDATED           COMBINED
                           ASSETS
Current assets:
  Cash and temporary cash investments.......................       $   14               $  305
  Notes receivable, net.....................................            9                  208
  Accounts receivable --
    Customer accounts, net..................................          233                  300
    Affiliated companies....................................          175                  243
    Gas transportation and exchange.........................          218                   64
    Income taxes............................................          213                   --
    Other...................................................          285                  419
  Inventories...............................................           42                   36
  Deferred income tax benefit...............................           67                    5
  Prepayments and other.....................................           46                   71
                                                                  -------              -------
         Total current assets...............................        1,302                1,651
                                                                  -------              -------
Plant, property and equipment, net..........................        3,945                2,841
Investment in affiliated companies..........................          322                  280
Long-term notes and other receivables, net..................           23                  324
Notes receivable from affiliate.............................          568                   --
Other.......................................................          139                  606
                                                                  -------              -------
                                                                    4,997                4,051
                                                                  -------              -------
         Total assets.......................................       $6,299               $5,702
                                                                  =======              =======

                   LIABILITIES AND EQUITY
Current liabilities:
  Short-term borrowings (including current maturities on
    long-term debt).........................................       $   15               $  275
  Accounts payable --
    Trade...................................................          422                  353
    Affiliated companies....................................           --                  108
    Gas transportation and exchange.........................          156                   28
  Taxes accrued.............................................           38                  430
  Interest accrued..........................................           14                   42
  Rate refund payable.......................................          167                   48
  Other.....................................................          297                  401
                                                                  -------              -------
         Total current liabilities..........................        1,109                1,685
                                                                  -------              -------
Note payable to affiliate...................................          170                   --
                                                                  -------              -------
Long-term debt, less current maturities.....................        1,005                  702
                                                                  -------              -------
Deferred income taxes, less current portion.................          774                  347
                                                                  -------              -------
Postretirement benefits, less current portion...............          309                  260
                                                                  -------              -------
Deferred credits and other liabilities......................          307                  446
                                                                  -------              -------
         Total liabilities..................................        3,674                3,440
                                                                  -------              -------
Minority interest...........................................           --                   19
                                                                  -------              -------
Commitments and contingencies (See Note 5.)
Equity:
  Combined equity...........................................           --                2,243
  Stockholder's equity:
    Common stock, par value $5 per share; authorized 300
      shares; issued 208 shares.............................           --                   --
    Additional paid-in capital..............................        2,625                   --
    Retained earnings.......................................           --                   --
                                                                  -------              -------
         Total equity.......................................        2,625                2,243
                                                                  -------              -------
         Total liabilities and equity.......................       $6,299               $5,702
                                                                  =======              =======

              The accompanying Notes are an integral part of these
                Consolidated and Combined Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1996      1995      1994
                                                              -------    -----    -------
                                                                  -- PRE-ACQUISITION
                                                                      COMBINED --
Cash flows from operating activities:
Net income..................................................  $    47    $ 164    $   181
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities --
  Extraordinary loss, net of tax............................      108       --         --
  Depreciation, depletion and amortization..................      217      196        102
  Equity in net income of affiliated companies, net of
     dividends..............................................       13      (12)        (3)
  Deferred income taxes.....................................       (2)      47         34
  Net gain on sale of assets................................       (3)     (11)       (24)
  Cash paid for interest allocated to affiliates, net of
     tax....................................................      (29)     (39)       (40)
  Changes in components of working capital --
     (Increase) decrease in receivables.....................      (97)     246         23
     (Increase) decrease in inventories.....................      (11)      --         --
     (Increase) decrease in prepayments and other current
       assets...............................................       15        8         35
     Increase (decrease) in payables........................       (3)    (135)      (278)
     Increase (decrease) in taxes accrued...................       (8)      30       (204)
     Increase (decrease) in interest accrued................      (35)     (52)       (39)
     Increase (decrease) in rate refund payable.............       32     (156)       (91)
     Increase (decrease) in other current liabilities.......      (29)     (94)       (60)
  (Increase) decrease in long-term notes and other
     receivables (net)......................................      455      332        228
  Take-or-pay recoupments, net..............................        3       36         26
  Other.....................................................     (436)     (83)       (52)
                                                              -------    -----    -------
          Net cash provided by (used in) operating
            activities......................................      237      477       (162)
                                                              -------    -----    -------
Cash flows from investing activities:
  Net proceeds from sale of assets..........................      465       17         68
  Expenditures for plant, property and equipment............     (323)    (337)      (345)
  Acquisitions of businesses................................      (41)    (241)        --
  Increase in notes receivable with affiliate...............     (568)      --         --
  Net change in other affiliated advances...................     (175)      --         --
  Investments and other.....................................       (8)      24         48
                                                              -------    -----    -------
          Net cash used in investing activities.............     (650)    (537)      (229)
                                                              -------    -----    -------
Cash flows from financing activities:
  Redemption of equity securities by a subsidiary...........       --       --       (160)
  Net increase (decrease) in short-term debt excluding
     current maturities on long-term debt...................       10       19        (92)
  Increase in note payable to affiliate.....................      170       --         --
  Issuance of other long-term debt..........................      310       --         --
  Retirement of long-term debt..............................   (1,560)    (478)      (358)
  Net (increase) decrease in capitalized notes and advances
     with affiliate.........................................      423     (239)    (2,504)
  Net cash contributions from affiliates....................      769      954      3,434
                                                              -------    -----    -------
          Net cash provided by financing activities.........      122      256        320
                                                              -------    -----    -------
Increase (decrease) in cash and temporary cash
  investments...............................................     (291)     196        (71)
Cash and temporary cash investments, at beginning of
  period....................................................      305      109        180
                                                              -------    -----    -------
Cash and temporary cash investments, at end of period.......  $    14    $ 305    $   109
                                                              =======    =====    =======

              The accompanying Notes are an integral part of these
                Consolidated and Combined Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                     STATEMENTS OF CHANGES IN CONSOLIDATED
                    STOCKHOLDER'S EQUITY AND COMBINED EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                              COMMON STOCK     ADDITIONAL
                                             ---------------    PAID-IN     RETAINED   COMBINED    TOTAL
                                             SHARES   AMOUNT    CAPITAL     EARNINGS    EQUITY    EQUITY
                                             ------   ------   ----------   --------   --------   -------
January 1, 1994 Pre-Acquisition Combined...    --     $   --     $   --      $   --    $   920    $   920
  Net income...............................                                                181        181
  Cash paid for interest allocated to
     affiliates, net of tax................                                                (40)       (40)
  Change in corporate debt allocated to
     affiliates............................                                                (23)       (23)
  Net change in notes and advances with Old
     Tenneco...............................                                             (2,504)    (2,504)
  Cash contributions from (distributions
     to) affiliates, net...................                                              3,434      3,434
  Noncash contributions from (distributions
     to) affiliates, net...................                                               (332)      (332)
                                              ---     ------     ------      ------    -------    -------
December 31, 1994 Pre-Acquisition
  Combined.................................    --         --         --          --      1,636      1,636
  Net income...............................                                                164        164
  Cash paid for interest allocated to
     affiliates, net of tax................                                                (39)       (39)
  Change in corporate debt allocated to
     affiliates............................                                                (47)       (47)
  Net change in notes and advances with Old
     Tenneco...............................                                               (239)      (239)
  Cash contributions from (distributions
     to) affiliates, net...................                                                954        954
  Noncash contributions from (distributions
     to) affiliates, net...................                                               (186)      (186)
                                              ---     ------     ------      ------    -------    -------
December 31, 1995 Pre-Acquisition
  Combined.................................    --         --         --          --      2,243      2,243
  Net income...............................                                                 47         47
  Cash paid for interest allocated to
     affiliates, net of tax................                                                (29)       (29)
  Change in corporate debt allocated to
     affiliates............................                                               (502)      (502)
  Net change in notes and advances with Old
     Tenneco...............................                                               (145)      (145)
  Cash contributions from (distributions
     to) affiliates, net...................                                                769        769
  Noncash contributions from (distributions
     to) affiliates, net...................                                                690        690
                                              ---     ------     ------      ------    -------    -------
December 11, 1996 Pre-Acquisition
  Combined.................................    --         --         --          --      3,073      3,073
  Merger transaction.......................   208         --      3,073          --     (3,073)        --
  Acquisition adjustment to record assets
     and liabilities at fair value.........                         452                               452
  Push down of long-term debt to be
     refinanced at TGP.....................                        (900)                             (900)
                                              ---     ------     ------      ------    -------    -------
December 31, 1996 Post-Acquisition
  Consolidated.............................   208     $   --     $2,625      $   --    $    --    $ 2,625
                                              ===     ======     ======      ======    =======    =======

              The accompanying Notes are an integral part of these
                Consolidated and Combined Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. MERGER AND DISTRIBUTIONS

     On December 12, 1996, TGP became an indirect subsidiary of EPG as a result of the Merger between Old Tenneco and an indirect subsidiary of EPG. In the Merger, Old Tenneco changed its name to EPTPC. Prior to the Merger, Old Tenneco and its subsidiaries, including TGP, effected various intercompany transfers and distributions which restructured, divided and separated their businesses, assets and liabilities so that all the assets, liabilities and operations related to the Industrial Business and the Shipbuilding Business were spun-off to Old Tenneco's then existing common stockholders in the Distributions. The entity consisting of the Industrial Business was subsequently renamed Tenneco Inc. (referred to herein as "New Tenneco") and the entity consisting of the Shipbuilding Business was renamed Newport News. Following the Distributions, the remaining operations consisted primarily of those operations related to the transmission and marketing of natural gas and the discontinued operations of Old Tenneco. As a result of the Merger, EPG indirectly owns 100 percent of the common stock of EPTPC, representing at the effective time of the Merger approximately 75 percent of the equity value of EPTPC; the balance of the equity value of EPTPC is held by the holders of its Series A Preferred Stock, which was issued in a registered public offering in November 1996 and remains outstanding.

     As used in these financial statements, unless the context otherwise requires, the "Company" refers to (i) for periods as of and subsequent to the Merger, TGP and consolidated subsidiaries and (ii) for periods prior to the Merger, the combined historical businesses and operations owned directly or indirectly by TGP (the "Energy Businesses of TGP"), principally the energy businesses and certain discontinued operations of Old Tenneco. See also "Basis of Presentation" discussion below.

     In preparation for the Merger and Distributions, Old Tenneco initiated the Debt Realignment. As part of the Debt Realignment, Old Tenneco initiated tender offers for certain issues of debt of Old Tenneco and certain of its subsidiaries, including TGP, and certain other debt issues were exchanged into New Tenneco debt, defeased or otherwise retired. Upon completion of the debt realignment transactions, the Company is only responsible for its remaining debt which was not tendered, defeased or otherwise retired. The Company recognized an after-tax extraordinary charge of $108 million related to the Debt Realignment immediately prior to the Merger.

     At December 31, 1996, EPTPC had approximately $1.6 billion of borrowings under the Credit Facility' dated as of November 4, 1996. In addition EPTPC had $300 million ($296 million net book value) of Series A Preferred Stock outstanding and $134 million aggregate principal amount of debt which was not redeemed or retired as a part of the Debt Realignment. Borrowings under the Credit Facility are guaranteed by EPG. The primary assets of EPTPC consist of its investment in TGP, which holds the majority of its operations, and management anticipates that the funds necessary to service the debt and other securities of EPTPC will be provided by EPG or the operations and asset sale or financing transactions of TGP.

     On October 30, 1996, the IRS issued a private letter ruling to Old Tenneco, in which the IRS ruled that for U.S. federal income tax purposes: (i) the Distributions would be tax-free to Old Tenneco and, except to the extent cash was received in lieu of fractional shares, to its then existing stockholders;
(ii) the Merger would constitute a tax-free reorganization; and (iii) that certain other transactions effected in connection with the Merger and Distributions would be tax-free. If the Distributions were not to qualify as tax-free distributions, then a corporate level federal income tax would be assessed to the consolidated group of which Old Tenneco was previously the common parent. This corporate level federal income tax would be payable by EPTPC. Under certain limited circumstances, however, New Tenneco and Newport News have agreed to indemnify EPTPC for a defined portion of such tax liabilities.

     The consideration provided in the Merger was approximately $4 billion, including retained debt and EPG equity consideration valued at $913 million.

  Accounting for Acquisition by EPG

     The acquisition of EPTPC, including TGP, by EPG pursuant to the Merger has been accounted for using the purchase method of accounting and included the application of "pushdown" accounting to the Company's financial statements effective as of December 31, 1996. Accordingly, an allocation of the purchase price has been assigned to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. A substantial portion of the excess purchase price, approximately $1.6 billion, has been allocated to the property, plant and equipment of the Company's interstate pipeline systems. Such allocation is based on the Company's internal evaluation of such assets. An independent appraisal of the fair value of the property acquired is in process and is expected to be completed by mid-1997. Should the independent appraisal not support such allocation, the excess of total purchase price over fair value of net assets acquired will be reflected as goodwill. In addition, the Company may make adjustments during 1997 to other components of the preliminary purchase price allocation relating to regulatory, tax, environmental or other issues based upon any changes in the Company's preliminary assumptions or analysis. The final results of the independent appraisal and the ultimate disposition of the purchase price allocation should not materially impact future operating results. Current FERC policy does not permit the Company to recover through its rates amounts allocated in purchase accounting to its regulated operations in excess of original cost. In addition, $900 million of long-term debt has been "pushed down" to TGP because it is EPG's intent to finance $900 million of its acquisition cost by issuing $900 million of TGP long-term debt.

     The consolidated balance sheet of TGP and subsidiaries as of December 31, 1996, contained herein reflects the purchase price recorded by EPG and is referred to herein as "Post-Acquisition". The combined financial statements of the Company for periods prior to December 31, 1996, are referred to as "Pre-Acquisition". As a result of the change in the basis of accounting from historical cost to reflect EPG's purchase cost, the financial statements for Pre-Acquisition periods are not comparable to those of Post-Acquisition periods. See also "Basis of Presentation" discussion below.

  Pro Forma Information

     The following unaudited pro forma information illustrates the effect of the Merger and related transactions as if they had occurred at the beginning of 1995, after giving effect to certain pro forma adjustments including the realignment of the Company's indebtedness, the removal of the results of the Company's exploration and production business, and other adjustments based on the purchase price allocation related to the acquisition, together with estimates of the related income tax effects.

                       PRO FORMA INFORMATION (UNAUDITED)

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1996         1995
                                                              --------     --------
                                                                  (IN MILLIONS)
Operating revenues..........................................   $2,620       $1,874
Income before extraordinary loss............................     143          131

     The summarized pro forma information has been prepared for comparative purposes only. It is not necessarily indicative of the actual operating results that would have occurred had the Merger and related transactions been consummated at the beginning of 1995, or the results that may be attained in the future.

  Basis of Presentation

     Although the separation of the Industrial Business and Shipbuilding Business from Old Tenneco prior to the Merger was structured as a "spin-off" of New Tenneco and Newport News for legal, tax and other reasons, New Tenneco succeeded to certain important aspects of the Old Tenneco business, organization and affairs, namely: (i) New Tenneco was renamed "Tenneco Inc." subsequent to the consummation of the Merger; (ii) New Tenneco is headquartered at Old Tenneco's former headquarters in Greenwich, Connecticut; (iii) New Tenneco's Board of Directors consists of those persons previously constituting the Old Tenneco Board of Directors prior to the Merger; (iv) New Tenneco's executive management consists substantially of the Old Tenneco executive management prior to the Merger; and (v) the businesses conducted by New Tenneco consist largely of the Industrial Business, which represented over half of the assets, revenues and operating income of the businesses, operations and companies constituting Old Tenneco and its subsidiaries prior to the Merger and Distributions. In New Tenneco's Annual Report on Form 10-K for the year ended December 31, 1996, New Tenneco has reflected in its financial statements the historical results of operations and financial position of the Company and the Shipbuilding Business as discontinued operations.

     Consequently, the Company has restated its historical financial statements for periods prior to December 31, 1996, to reflect the combined financial position, results of operations and cash flows of the Energy Businesses of TGP. Additionally, certain reclassifications have been made to the prior year financial statements to conform to current year presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Control and Consolidation

     All of the outstanding common stock of TGP is owned by EPTPC. Subsequent to the Merger, all of the outstanding common stock of EPTPC is indirectly owned by EPG.

     Investments in 20 percent to 50 percent owned companies where the Company has the ability to exert significant influence over operating and financial policies are accounted for by the equity method. Reference is made to Note 11, "Investment in Affiliated Companies," for information concerning significant equity method investments.

     All significant transactions and balances among combined and consolidated businesses have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

  Accounting for Regulated Operations

     The Company's businesses that are subject to the regulations and accounting requirements of FERC continue to meet the accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which accounting methods may differ from those used by non-regulated entities. Transactions that have been recorded differently as a result of regulatory accounting requirements include transition costs to be recovered under volumetric surcharges, certain benefits and other costs and taxes included in or expected to be included in future rates, including costs to refinance debt. When the accounting method followed is prescribed by or allowed by the regulatory authority for rate-making purposes, such accounting conforms to the generally accepted accounting principle of matching costs against the revenues to which they apply.

     Changes in the regulatory and economic environment may, at some point in the future, create circumstances in which the application of regulatory accounting principles will no longer be appropriate. If these accounting principles should no longer be applied, an amount would be charged to earnings as an extraordinary item. At December 31, 1996, this amount, after consideration of purchase accounting adjustments, was estimated to be approximately $59 million, net of income taxes. Any potential charge would be non-cash and would have no direct effect on the regulated companies' ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to include such costs in the rates set thereby.

  Cash and Temporary Cash Investments

     Short-term investments purchased with an original maturity of three months or less are considered cash equivalents.

  Allowance for Doubtful Accounts and Notes

     The Company has established a provision for losses on accounts and notes receivable, as well as gas imbalances due from shippers and operators, which may become uncollectible. Collectibility is reviewed regularly, and the allowance for bad debts is adjusted as necessary primarily under the specific identification method. The balances of this provision at December 31, 1996 and 1995, were $45 million and $49 million, respectively.

  Gas Imbalances

     The Company values gas imbalances due to or due from shippers and operators at the appropriate index price. The gas imbalances are either cashed-out monthly or made up in-kind.

  Inventory

     Inventories, consisting of materials and supplies and gas in storage, are valued at the lower of cost, determined using the average cost method, or market, as adjusted at December 31, 1996, for purchase accounting considerations as discussed in Note 1, "Merger and Distributions."

  Property, Plant and Equipment

     Property, plant and equipment is recorded at cost, adjusted at December 31, 1996, to reflect the allocation of the excess purchase price as discussed in
Note 1, "Merger and Distributions." Included in the Company's property, plant, and equipment is construction work in progress of approximately $110 million and $223 million at December 31, 1996, and 1995, respectively. An allowance for both debt and equity funds used during construction is included in the cost of the Company's property, plant, and equipment.

     Depreciation of the Company's regulated transmission facilities are provided primarily using the composite method over the estimated useful lives of the depreciable facilities. The rates for depreciation range from approximately 2 percent to 5 percent.

     Depreciation of the Company's nonregulated properties is provided using the straight line or composite method which, in the opinion of management, is adequate to allocate the cost of properties over their estimated useful lives.

     Costs of regulated properties that are not operating units, as defined by FERC, which are retired, sold, or abandoned are charged or credited, net of salvage, to accumulated depreciation and amortization. Gains or losses on sales of operating units are credited or charged to income.

     The Company evaluates impairment of its property, plant, and equipment in accordance with SFAS No. 121.

  Goodwill

     Goodwill resulting from acquisitions was being amortized over 20 to 40 years using the straight-line method. Such amortization amounted to $1.6 million in 1996 and $1.8 million for 1995 and 1994, respectively. Accumulated amortization of goodwill was $5.4 million at December 31, 1995. The pre-Merger balance of unamortized goodwill was eliminated as part of the purchase accounting adjustments discussed in Note 1, "Merger and Distributions."

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' clean-up experience and data released by the EPA or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances. These liabilities are included in the accompanying balance sheets at their undiscounted amounts, as adjusted through purchase accounting at December 31, 1996. Reference is made to
Note 1, "Merger and Distributions." Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the consolidated and combined financial statements as a regulatory asset.

  Other Income

     Gains or losses on the sale by a subsidiary of its stock are included in the accompanying combined statements of income when recognized.

  Financial Instruments With Off-Balance-Sheet Risk

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates and the price of certain energy and power commodities. These financial instruments include interest rate swaps, price swap agreements, futures, and options.

     Price risk management activities consist of transactions entered into by the Company to hedge the impact of market fluctuations on assets, liabilities, production or other contractual commitments. Changes in the market value of these transactions are deferred until the gains or losses on the hedged item are recognized. See Note 4 for further discussion of the Company's price risk management activities.

  Income Taxes

     The Company accounts for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated and combined financial statements. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

     Old Tenneco, together with certain of its subsidiaries which were owned 80 percent or more
(including TGP) and subsidiaries in the Industrial Business (now held by New Tenneco) and the Shipbuilding Business (now held by Newport News), had entered into an agreement to file a consolidated U.S. federal income tax return. Such agreement provided, among other things, that (i) each company in a taxable income position would be currently charged with an amount equivalent to its federal income tax computed on a separate return basis, and (ii) each company in a tax loss position would be reimbursed currently to the extent its deductions, including general business credits, were utilized in the consolidated return. Management believes that income tax amounts reflected in the combined financial statements of the Company prior to the Merger under the provisions of the tax sharing arrangement would not be materially different from the income taxes which would have been provided had the Company filed a separate consolidated tax return. Under the tax sharing agreement, Old Tenneco paid all federal taxes directly and billed or refunded, as applicable, its subsidiaries for the applicable portion of the total tax payments. This tax sharing agreement remains in effect among EPTPC and certain of its subsidiaries which are owned 80 percent or more, including TGP. EPTPC will continue to file a separate consolidated U.S. federal income tax return subsequent to the Merger.

  Recent Pronouncements

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which establishes new accounting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company adopted the new standard in the first quarter of 1996 with no material effect on the Company's financial position or results of operations.

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which establishes new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement is generally effective for transactions occurring after December 31, 1996, but in December 1996, the Financial Accounting Standards Board issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, which defers the implementation of certain provisions of SFAS No. 125 until January 1998. The new pronouncements are not expected to have a material impact on the Company's financial position or results of operations.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Environmental Remediation Liabilities," which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement are effective for fiscal years beginning after December 15, 1996. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

     In March 1997, SFAS No. 128, Earnings Per Share, and SFAS No. 129, Disclosures of Information about Capital Structure, were issued. The Company is currently evaluating the impact of these pronouncements.

3. LONG-TERM DEBT AND OTHER FINANCING

     In contemplation of the Merger and Distributions, Old Tenneco initiated the Debt Realignment to restructure, realign, and divide the Company's indebtedness. As part of this Debt Realignment, Old Tenneco completed certain cash tender offers for approximately $1.5 billion aggregate principal amount of its outstanding notes and debentures, including debt of the Company. In addition, approximately $1.9 billion aggregate principal amount of Old Tenneco notes and debentures were exchanged into notes and debentures of New Tenneco. Certain other components of the Company's historical short-term and long-term debt were defeased, redeemed or otherwise retired in the Debt Realignment. The cash funding requirements of the Debt Realignment were financed with internally generated cash, new borrowings under the Credit Facility, cash contributions from New Tenneco and Newport News and proceeds from the issuance of the Series A Preferred Stock. All the remaining debt of the Company, including debt which was not tendered or retired in the Debt Realignment, has been retained by the Company subsequent to the Merger. Restrictive covenants on the Company's outstanding debt at December 31, 1996 were eliminated as a part of the Debt Realignment transactions.

     The Company recognized an after-tax extraordinary charge of $108 million (net of $58 million income tax benefit) related to the Debt Realignment immediately prior to the Merger.

     Subsequent to the Merger, the Company's debt consists of the notes and debentures which were not tendered or retired pursuant to the Debt Realignment. The long-term and short-term debt amounts at December 31, 1995, in the accompanying balance sheet represent the historical indebtedness of the Company, the majority of which was subject to the Debt Realignment, and includes a reduction for the amount of corporate debt allocated to the Industrial Business and the Shipbuilding Business. See Note 15 for information concerning debt allocated to the Industrial Business and the Shipbuilding Business. The long-term debt amounts at December 31, 1996 have been adjusted to fair market value in the application of purchase accounting, as discussed in Note 1, "Mergers and Distributions."

     Long-term debt outstanding at December 31, 1996 and 1995, consisted of the following:

                                                                    1996               1995
                                                              ----------------    ---------------
                                                              POST-ACQUISITION    PRE-ACQUISITION
                                                                CONSOLIDATED         COMBINED
(IN MILLIONS)
  TGP --
     Debentures due 2011, effective interest rate 15.1% in
       1996 and 1995 (net of $11 million in 1996 and $216
       million in 1995 of unamortized discount).............           73                184
     Notes, average effective interest rate 9.7% in 1995
       (including $5 million in 1995 of unamortized
       discount)............................................           --                570
  El Paso Energy Credit Corporation --
     Senior notes due 1997 through 2001, average effective
       interest rate 9.9% in 1996 and 9.7% in 1995
       (including $3 million in 1996 of unamortized premium
       and $1 million in 1995 of unamortized discount)......           30                549
     Medium-term notes, average effective interest rate 9.0%
       in 1995..............................................           --                 38
     Subordinated notes due 1998, average effective interest
       rate 9.9% in 1996 and in 1995........................            7                 92
  Other Subsidiaries --
     Notes due 1997 through 2014, average effective interest
       rate 7.6% in 1996 and 8.6% in 1995 (including $14
       million in 1995 of unamortized discount).............           10                 11
  "Pushdown" of acquisition debt............................          900                 --
                                                                  -------             ------
                                                                    1,020              1,444
     Less -- current maturities.............................           15                406
                                                                  -------             ------
     Total long-term debt...................................       $1,005             $1,038
                                                                  =======             ======

---------------

Note: The average effective interest rates disclosed above could change in the future based on changes in market rates on variable-rate debt and the application of purchase accounting adjustments.

  "Push Down" of Acquisition Debt

     In March 1997, TGP issued $900 million of fixed rate debt with interest rates ranging from 7 percent to 7 5/8 percent and maturities ranging from 20 to 40 years, the proceeds of which will be used to pay down the Credit Facility borrowings assumed in the Merger. Due to this refinancing, $900 million of the EPTPC debt assumed in the acquisition has been "pushed down" and reflected as long-term debt of the Company at December 31, 1996.

     The following are aggregate maturities of long-term debt for the next 5 years and in total thereafter:

(IN MILLIONS)
1997....................................     $   15
1998....................................          7
1999....................................         --
2000....................................         --
2001....................................         18
Thereafter..............................        980
                                             ------
          Total long-term debt,
            including current
            maturities..................     $1,020
                                             ======

  Long-Term Corporate Debt Allocation

                                                                 1995
                                                                 ----
                                                                PRE-ACQUISITION
                                                                COMBINED
(IN MILLIONS)

Total Long-term debt........................................    $1,038
Less: Long-term debt allocated to the Industrial Business
  and the Shipbuilding Business.............................      (336)
                                                                ------
          Total long-term debt, net of allocation to the
            Industrial Business and the Shipbuilding
            Business........................................    $  702
                                                                ======

---------------

Note: Reference is made to Note 15 for information concerning corporate debt allocated to the Industrial Business and the Shipbuilding Business.

  Short-Term Corporate Debt

     The Company has historically used lines of credit and overnight borrowings to finance its short-term capital requirement. Information regarding short-term debt for the year ended December 31, 1995 follows:

                                               1995
                                          ---------------
                                          PRE-ACQUISITION
                                             COMBINED
                                          ---------------
(IN MILLIONS)

Outstanding borrowings at end of year...       $ 35
Weighted average interest rate on
  outstanding borrowings at end of
  year..................................        8.5%

---------------

Note: Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

     As of December 31, 1996, the Company had no arranged committed credit facilities.

  Short-Term Corporate Debt Allocation

                                                 1995
                                            ---------------
                                            PRE-ACQUISITION
                                               COMBINED
                                            ---------------
(IN MILLIONS)

Current maturities on long-term debt....         $ 406
Credit agreements.......................            35
                                                 -----
  Total short-term debt (including
     current maturities on long-term
     debt)..............................           441
  Less: Short-term corporate debt
     allocated to the Industrial
     Business and the Shipbuilding
     Business...........................          (166)
                                                 -----
     Total short-term debt, net of
      allocation to the Industrial
      Business and the Shipbuilding
      Business..........................         $ 275
                                                 =====

---------------

Note: Reference is made to Note 15 for information concerning corporate debt allocated to the Industrial Business and the Shipbuilding Business.

4. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of SFAS No. 107. The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies.

     As of December 31, 1996, and 1995, the carrying amounts of certain financial instruments employed by the Company, including cash, temporary cash investments, short-term borrowings and investments, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. The fair value of the long-term debt has been estimated based on quoted market prices for the same or similar issues. The fair value of all derivative financial instruments is the estimated amount at which management believes they could be liquidated over a reasonable period of time, based on quoted market prices, current market conditions, or other estimates obtained from third-party dealers.

     At December 31, 1996, the Company's aggregate customer and long-term receivables balance was concentrated within the energy industry. Consequently, the Company's credit risk could be effected by changes in the condition of the energy industry. At December 31, 1995, the Company's aggregate customer and long-term receivable balance was concentrated by industry as follows: energy industry 22 percent; automotive parts industry 9 percent; packaging industry 8 percent; and farm and construction equipment industries 52 percent; all other amounts were not significant. Receivables in the automotive parts, packaging and farm and construction equipment industries resulted from Tenneco Credit Corporation's
(now renamed El Paso Energy Credit Corporation) financing receivables of current and former operating divisions of Old Tenneco. See Note 15 for a further discussion.

     The carrying and estimated fair values of the Company's financial instruments by class at December 31, 1996 and 1995, were as follows:

                                                                       DECEMBER 31,
                                                          ---------------------------------------
                                                                 1996                 1995
                                                          ------------------   ------------------
                                                           POST-ACQUISITION     PRE-ACQUISITION
                                                             CONSOLIDATED           COMBINED
                                                          ------------------   ------------------
                     (IN MILLIONS)                        CARRYING    FAIR     CARRYING    FAIR
                  ASSETS (LIABILITIES)                     AMOUNT     VALUE     AMOUNT     VALUE
                  --------------------                    --------   -------   --------   -------
Balance Sheet Financial Instruments:
  Long-term debt (including current maturities).........  $(1,020)   $(1,020)  $(1,444)   $(1,727)
Instruments With Off-Balance-Sheet Risk:
  Derivative
     Interest rate swaps:
       In a net payable position........................    --         --        --           (18)
     Natural gas swaps, futures and options.............    --            (3)    --             3
  Non-derivative
     Financial guarantees...............................    --            (3)    --           (14)

---------------

Note: The carrying amount and estimated fair value of long-term debt for 1995 is before allocation of corporate debt to the Industrial Business and the Shipbuilding Business. Reference is made to Note 15 for information concerning corporate debt allocated to the Industrial Business and the Shipbuilding Business.

  Instruments With Off-Balance-Sheet Risk

  Derivative

     Interest Rate Swaps -- The fair value of interest rate swaps was based on the cost that would have been incurred to buy out those swaps in a loss position and the consideration that would have been received to terminate those swaps in a gain position. At December 31, 1996 all outstanding interest rate swaps had fully matured. At December 31, 1995, the Company was a party to swaps with a notional value of $750 million, all of which were in a net payable position. Notional amounts associated with these swaps do not represent future cash payment requirements. These contractual amounts are only used as a base to measure amounts to be exchanged at specified settlement dates. The counterparties to these interest rate swaps were major international financial institutions. The risk associated with counterparty default on interest rate swaps were measured as the cost of replacing, at the prevailing market rates, those contracts in a gain position.

     Price Risk Management -- The Company uses exchange-traded futures and option contracts and over-the-counter option and swap contracts to reduce its exposure to fluctuations in the prices of natural gas. The fair value of these contracts is based upon the estimated consideration that would be received to terminate those contracts in a gain position and the estimated cost that would be incurred to terminate those contracts in a loss position. As of December 31, 1996 and 1995, these contracts, maturing through 2000 and 1997, respectively, had an absolute notional contract quantity of 237 Bcf and 321 Bcf, respectively. Since the contracts described above are designated as hedges whose fair values correlate to price movements of natural gas, any gains or losses on the contracts resulting from market changes will be offset by losses or gains on the hedged transactions. The Company has off-balance sheet risk of credit loss in the event of non-performance by counterparties to all over-the-counter contracts. However, the Company does not anticipate non-performance by the counterparties.

  Non-derivative

     Guarantees -- At December 31, 1996 and 1995, the Company had guaranteed payment and performance of approximately $3 million and $14 million, respectively, primarily with respect to letters of credit and other guarantees supporting various financing and operating activities.

5. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     In 1992, FERC issued Order No. 636 which restructured the natural gas industry by requiring mandatory "unbundling" of pipeline sales and transportation services. Numerous parties appealed to the Court of Appeals, challenging the legality of Order No. 636 generally, as well as the legality of specific provisions of Order No. 636. In July 1996, the Court of Appeals issued its decision upholding, in large part, Order No. 636, and remanded to FERC several issues for further explanation, including further explanation of FERC's decision to allow pipelines to recover 100 percent of their GSR costs and FERC's requirement that pipelines allocate 10 percent of GSR costs to interruptible transportation customers. In February 1997, FERC reaffirmed its decision to allow pipelines to recover 100 percent of GSR costs. In addition, FERC modified the requirement that pipelines allocate 10 percent of GSR costs to interruptible customers to permit pipelines to propose an allocation of any percentage of such costs to their interruptible customers.

     TGP implemented revisions to its tariff, which restructured its transportation, storage and sales services to convert TGP from primarily a merchant to primarily a transporter of gas as required by Order No. 636. As a result of this restructuring, TGP's gas sales declined while certain obligations to producers under long-term gas supply contracts continued, causing TGP to incur significant restructuring transition costs. Pursuant to the provisions of Order No. 636 allowing for the recovery of transition costs related to the restructuring, TGP has made filings to recover the following transition costs:
(i) costs related to its Bastian Bay facilities; (ii) the "stranded" costs of TGP's continuing contractual obligations to pay for capacity on other pipeline systems ("TBO costs"); (iii) GSR costs resulting from TGP's remaining gas purchase obligations
(collectively referred to as "Transition Costs"); and (iv) the remaining unrecovered balance of purchased gas ("PGA") costs. The filings implementing TGP's recovery mechanisms for these transition costs were accepted by FERC effective September 1, 1993, subject to refund and pending FERC review and approval for eligibility and prudence.

     TGP's filings to recover costs related to its Bastian Bay facilities have been rejected by FERC based on the continued use of the gas production from the field; however, FERC recognized the ability of TGP to file for the recovery of any losses upon disposition of these assets. TGP has filed for appellate review of FERC actions and is confident that the Bastian Bay costs will ultimately be recovered; FERC has not contested the ultimate recoverability of these costs.

     TGP is recovering through a surcharge, subject to refund, TBO costs formerly incurred to perform its sales function. FERC issued an order requiring TGP to refund certain of these costs and refunds were made in May 1996. TGP is appealing this decision and believes such appeal will likely be successful.

     A phased proceeding was scheduled at FERC with respect to the recovery of TGP's GSR costs. Testimony has been completed in connection with Phase I of that proceeding relating to the eligibility of GSR cost recovery. Phase II of the proceeding on the prudency of the costs to be recovered and on certain contract specific eligibility issues has not yet been scheduled. Although the Order No. 636 transition cost recovery mechanism provides for complete recovery by pipelines of eligible and prudently incurred transition costs, certain customers have challenged the prudence and eligibility of TGP's GSR costs and settlement discussions have been entered into with TGP's customers concerning the amount of such costs in response to FERC's public statements encouraging such settlements.

     On February 28, 1997, TGP filed with FERC a proposed settlement of all issues related to the recovery by TGP of its Transition Costs and related proceedings (the "GSR Stipulation and Agreement"), as discussed above. Upon final approval by FERC, this settlement will become effective retroactive to January 1, 1997. The settlement is based upon a preliminary GSR understanding, which called for sharing of transition costs, that EPG reached with TGP's customers in October 1996 in anticipation of the Merger. The GSR Stipulation and Agreement allows for TGP to recover up to $770 million in Transition Costs, including interest, of which approximately $531 million has previously been recovered, subject to refund, pending resolution of the Transition Costs issues. Assuming FERC approves the GSR Stipulation and Agreement, TGP will be entitled to recover additional Transition Costs, up to the remaining $239 million, through a two-year demand transportation surcharge and an interruptible transportation surcharge. The terms of the GSR Stipulation and Agreement provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and provide a rate cap, indexed to inflation, through October 31, 2005, for certain of TGP's customers. The purchase accounting adjustments reflected in the Company's consolidated financial statements assume approval of the settlement with respect to TGP's Transition Costs in accordance with the terms of the GSR Stipulation and Agreement.

     Although parties to TGP's Transition Cost proceedings do not have to declare their support or opposition to the GSR Stipulation and Agreement until mid-March, management believes that all of TGP's customers will support or not oppose the GSR Stipulation and Agreement.

     Following negotiations with its customers, TGP filed in July 1994 with FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in TGP's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. In April 1995, FERC orders approving the PGA Stipulation and resolving all outstanding issues became final. TGP implemented the terms of the PGA Stipulation and made refunds in May 1995. The refunds had no material effect on the Company's reported net income. The orders approving the PGA Stipulation have been appealed to the Court of Appeals by certain customers. TGP believes the FERC orders approving the PGA Stipulation will be upheld on appeal.

     In order to resolve litigation concerning purchases made by TGP of synthetic gas produced from the Great Plains coal gasification plant, TGP, along with three other pipelines, executed four separate settlement agreements with Dakota and the U.S. Department of Energy initiated four separate proceedings at FERC seeking approval to implement the settlement agreements. Among other things, the settlement required TGP to pay Dakota over a limited period a premium over the spot price for Dakota's production and resolves the litigation with Dakota. As of December 31, 1996, TGP had paid $87 million of this premium obligation and has accrued its estimated remaining premium obligation through December 2003 of $55 million. FERC previously ruled that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. In October 1994, FERC consolidated the four proceedings and set them for hearing before an ALJ. The hearing, which concluded in July 1995, was limited to the issue of whether the settlement agreements are prudent. The ALJ concluded, in his initial decision issued in December 1995, that the settlement was not prudent. In December 1996, FERC unanimously reversed that decision and upheld the settlements among the pipelines, the U.S. Department of Energy and Dakota. No parties filed for rehearing of the FERC decision. TGP notified Dakota in December 1996 that it accepted the settlement.

     In December 1994, TGP filed the 1995 Rate Case. In January 1995, FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, TGP began collecting rates, subject to refund, reflecting an $87 million increase in TGP's annual revenue requirement. A Stipulation was filed with an ALJ in this proceeding in April 1996. This Stipulation resolves the rates that are the subject of the 1995 Rate Case, including a structural rate design change that results in a larger proportion of TGP's transportation revenues being dependent upon throughput. Under the Stipulation, TGP is required to refund, upon final approval of the Stipulation, the difference between the revenues collected under the July 1, 1995 motion rates and the revenues that would have been collected pursuant to the rates underlying the Stipulation. In October 1996, FERC approved the Stipulation with certain modifications and clarifications which are not material. In January 1997, FERC issued an order denying request for rehearing of the October 1996 order. Refunds will be made in March 1997. The Company has established a provision for these refunds, and the balance of this provision at December 31, 1996 was $167 million. One party to the rate proceeding, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders approving the Stipulation.

     Management believes the ultimate resolution of the aforementioned rate and regulatory matters, which are in various stages of finalization, will not have a materially adverse effect on the Company's financial position or results of operations.

  Environmental Matters

     As of December 31, 1996, the Company had a reserve of approximately $187 million to cover environmental assessments and remediation activities as discussed below. The reserve for such issues at December 31, 1996, has been adjusted to reflect the purchase price allocation discussed in Note 1, "Merger and Distributions."

     Since 1988, TGP has been engaged in an internal project to identify and deal with the presence of PCBs and other substances of concern, including substances on the EPA List of Hazardous Substances at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While conducting this project, TGP has been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, in order to assure that its efforts meet regulatory requirements.

     Due to the current uncertainty regarding the further activity necessary for TGP to address the presence of PCBs, substances on the EPA List of Hazardous Substances and other substances of concern on its sites, including the requirements for additional site characterization, the actual amount of such substances at the sites, and the final, site-specific cleanup decisions to be made with respect to cleanup levels and remediation technologies, the Company cannot at this time accurately project what additional costs, if any, may arise from future characterization and remediation activities. While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes that the recorded estimate for the reserve is adequate.

     Following negotiations with its customers, TGP in May 1995 filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. This shipper filed a Petition for Review in April 1996 in the Court of Appeals; TGP believes the FERC order approving the Environmental Stipulation will be upheld on appeal. The Environmental Stipulation, which was effective July 1, 1995, had no material effect on the Company's financial position or results of operations. As of December 31, 1996, the balance of the regulatory asset was $49 million.

     TGP has completed settlements with and has received payments from the majority of its liability insurance policy carriers for remediation costs and related claims. TGP believes that additional recoveries from the remaining carriers in the pending litigation against such carriers are reasonably possible. In addition, TGP has settled its pending litigation against and received payment from the manufacturer of the PCB-containing lubricant previously used in the starting air systems in a portion of TGP's pipeline. TGP has reduced the amount it is seeking to recover under the Environmental Stipulation by the amount it has received in these proceedings.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 25 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the Superfund sites referenced above will not have a materially adverse effect on the financial position or results of operations of the Company.

     In addition, the Company has identified a number of formerly owned or leased sites, and certain other sites associated with its discontinued operations, where environmental remediation may be acquired. The Company presently believes that the costs to remediate these sites will not have a materially adverse effect on its financial position or results of operations.

     The Company has identified other sites where environmental remediation may be required should there be a change in ownership, operations or applicable regulations. These possibilities cannot be predicted or quantified at this time and, accordingly, no provision has been recorded. However, provisions have been made for all instances where it has been determined that the incurrence of any material remedial expense is probable. The Company believes that the provisions recorded for environmental exposures are adequate based on current estimates.

  Capital Commitments

     At December 31, 1996, the Company had capital or investment commitments of $36 million which are expected to be funded through cash provided by operations and/or incremental borrowings. The Company's other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Purchase Obligations

     In connection with the financing commitments of certain joint ventures, the Company has entered into unconditional purchase obligations for products and services of $121 million ($94 million on a present value basis) at December 31, 1996. The Company's annual obligations under these agreements are $22 million for the years 1997 and 1998, $21 million for the years 1999 and 2000, and $11 million for the year 2001. Payments under such obligations, including additional purchases in excess of contractual obligations, were $25 million, $26 million and $34 million for the years 1996, 1995 and 1994, respectively. In addition, in connection with the Great Plains coal gasification project, TGP continues to have an obligation to purchase 30 percent of a capped volume of the plant output through July 2009. TGP has executed a settlement of this contract as a part of its GSR negotiations discussed in "Rates and Regulatory Matters" above and has established a provision for the estimated costs in excess of market prices which management believes is adequate.

  Legal Proceedings

     See Item 3, Legal Proceedings, which is incorporated herein by reference.

6. ACQUISITIONS AND DISPOSITIONS

  Acquisitions

     During 1995, the Company acquired the natural gas pipeline assets of PASA which includes a 488-mile pipeline, for approximately $225 million. Also during 1995, the Company acquired a 50 percent interest in two gas-fired cogeneration plants from ARK Energy, a privately-owned power generation company, for approximately $65 million.

     In May 1996, the Company acquired a 50 percent ownership interest in a producing gas field (approximately 500 Bcf) and a 47.5 percent ownership interest in a 135 MW power generating plant under construction in South Sulawesi, Indonesia.

     In September 1996, the Company reacquired for $41 million the 20 percent interest in the Company's marketing and intrastate pipeline subsidiary.

     Each of the acquisitions discussed above was accounted for as a purchase. Net income would not have been significantly different from amounts reported if the acquisition had occurred at the beginning of each respective year.

  Disposition of Assets

     In 1994, the Company's marketing and intrastate pipeline subsidiary issued 50 shares of its common stock, diluting Old Tenneco's ownership in this subsidiary to 80 percent and resulting in a gain of $23 million. No taxes were provided on the gain because management expected that the recorded investment would be recovered in a tax-free manner.

     In December 1995, the Company sold its 50 percent interest in Kern River for a pre-tax gain of $30 million. Kern River owns a 904-mile pipeline extending from Wyoming to California. Also in 1995, the Company sold certain other facilities and assets for a combined pre-tax loss of $19 million.

     During 1996, the Company sold its 13.2 percent interest in Iroquois, its 50 percent interest in Dauphin Island Gathering System and certain other assets, resulting in a net pre-tax gain of $3 million.

     In December 1996, subsequent to the Merger, the Company sold 70 percent of its interests in two natural gas pipeline systems in Australia to CNGI Australia Pty. Limited, a wholly-owned indirect subsidiary of Consolidated Natural Gas Company, and four Australian investors for approximately $400 million, inclusive of related debt financing involving these projects, and completed the sale of its oil and gas exploration, production and financing unit, formerly known as Tenneco Ventures, in a $105 million transaction. There was no gain or loss recognized on these transactions due to the Merger and the application of pushdown accounting to TGP. The net proceeds from these transactions were utilized to retire outstanding borrowings under the Credit Facility subsequent to year end.

7. INCOME TAXES

     Following is a comparative analysis of the components of pre-acquisition combined income tax expense (benefit) for the years 1996, 1995 and 1994.

                       (IN MILLIONS)                          1996    1995    1994
                       -------------                          ----    ----    ----
                                                                PRE-ACQUISITION
                                                                    COMBINED
Current --
  Federal ..................................................  $ 26    $(13)    $59
  State and local...........................................    54      (3)     (4)
                                                              ----    ----     ---
                                                                80     (16)     55
                                                              ----    ----     ---
Deferred --
  Federal ..................................................    18      35      22
  State and local...........................................   (20)     12      12
                                                              ----    ----     ---
                                                                (2)     47      34
                                                              ----    ----     ---
Income tax expense..........................................  $ 78    $ 31     $89
                                                              ====    ====     ===

     Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate
(35 percent for all years presented) to the income tax expense reflected in the pre-acquisition combined statements of income for the years 1996, 1995 and 1994:

                       (IN MILLIONS)                          1996    1995    1994
                       -------------                          ----    ----    ----
                                                                PRE-ACQUISITION
                                                                    COMBINED
Tax expense computed at the statutory U.S. federal income
  tax rate..................................................  $ 82    $ 68     $95
Increases (reductions) in income tax expense resulting from:
  State and local taxes on income, net of U.S. federal
     income tax benefit.....................................    22       6       5
  Permanent differences on sales of assets..................     5      12      (7)
  Realization of unrecognized deferred tax assets...........   (21)    (49)     --
  Net reversal of tax reserves..............................    (4)     --      --
  Other.....................................................    (6)     (6)     (4)
                                                              ----    ----     ---
Income tax expense..........................................  $ 78    $ 31     $89
                                                              ====    ====     ===

     Current U.S. income tax expense for the years ended December 31, 1996, 1995 and 1994, includes a reduction in current tax amounts of $16 million, $21 million and $22 million, respectively, related to the allocation of corporate interest expense to the Industrial Business and the Shipbuilding Business. Reference is made to Note 15 for information concerning corporate debt and interest allocated to the Industrial Business and the Shipbuilding Business from the Company.

     The components of the Company's net deferred tax liability at December 31, 1996 and 1995, were as follows:

                     (IN MILLIONS)                             1996                1995
                     -------------                       ----------------     ---------------
                                                         POST-ACQUISITION     PRE-ACQUISITION
                                                           CONSOLIDATED          COMBINED
Deferred tax assets --
  U.S. capital loss carryforwards......................       $   --               $  88
  Postretirement benefits other than pensions..........          124                 104
  Regulatory Issues....................................          235                 141
  Environmental reserve................................           71                  75
  Other................................................          202                  76
  Valuation allowance..................................           --                 (65)
                                                             -------               -----
  Net deferred tax asset...............................          632                 419
                                                             -------               -----
Deferred tax liabilities --
  Tax over book depreciation...........................        1,001                 440
  Regulatory Issues....................................          158                 208
  Debt related items...................................            6                  43
  Book versus tax gains and losses on asset
     disposals.........................................           39                  34
  Other................................................          135                  36
                                                             -------               -----
  Total deferred tax liability.........................        1,339                 761
                                                             -------               -----
Net deferred tax liability.............................       $  707               $ 342
                                                             =======               =====

     As reflected by the valuation allowance in the table above, the Company had potential tax benefits of $65 million at December 31, 1995, which were not recognized in the combined statements of income when generated. These benefits resulted primarily from U.S. capital loss carryforwards which were available to offset future capital gains. During 1996, these capital loss carryforwards were utilized to offset taxes on capital gain transactions of the Company and certain Old Tenneco affiliates. The table above reflects the deferred tax effects of the purchase price allocation at December 31, 1996, as discussed in Note 1, "Merger and Distributions."

8. EMPLOYEE BENEFITS

  Postretirement Benefits

     As part of the Distributions and Merger, the Company assumed responsibility for certain benefits for former employees of Old Tenneco and the postretirement health care plans for the Company's employees were significantly changed. The Company will be responsible for benefits for both former employees and former employees of operations previously disposed of by Old Tenneco. Employees who retire before July 1, 1997 will receive the same benefits as former employees. While employees who retire on or after July 1, 1997 will continue to receive $10,000 of postretirement life insurance, they will not receive any employer subsidized postretirement health care benefits. All of these benefits may be subject to deductibles, co-payment provisions and other limitations. The Company has reserved the right to change these benefits.

     The majority of the Company's postretirement benefit plans are not funded. In June 1994, two trusts were established to fund postretirement benefits for certain plan participants of TGP. The contributions are collected from customers in FERC approved rates. As of December 31, 1996, cumulative contributions were $16 million. Plan assets consist principally of fixed income securities.

     The funded status of the postretirement benefit plans reconciles with amounts recognized on the consolidated and combined balance sheets at December 31, 1996 and 1995, as follows:

                                                                1996               1995
                                                          ----------------    ---------------
                                                          POST-ACQUISITION    PRE-ACQUISITION
                                                            CONSOLIDATED         COMBINED
(IN MILLIONS)
Actuarial present value of accumulated postretirement
  benefit obligation:
  Retirees..............................................       $ 339               $ 320
  Fully eligible active plan participants...............          13                   5
  Other active plan participants........................           1                   2
                                                             -------               -----
Total accumulated postretirement benefit obligation.....         353                 327
Plan assets at fair value...............................           4                   3
                                                             -------               -----
Accumulated postretirement benefit obligation in excess
  of plan assets........................................        (349)               (324)
Claims paid during the fourth quarter...................          --                  14
Unrecognized reduction of prior service obligations
  resulting from plan amendments........................          --                 (68)
Unrecognized net loss resulting from plan experience and
  changes in actuarial assumptions......................          (1)                 74
                                                             -------               -----
Accrued postretirement benefit cost at December 31......       $(350)              $(304)
                                                             =======               =====

---------------

Note: The accrued postretirement benefit cost has been recorded based upon certain actuarial estimates, which are subject to revision in future periods given new facts or circumstances, as described below, and reflects adjustments recorded in purchase accounting at December 31, 1996. For the 1996 period the plan liabilities were estimated as of December 31, 1996 and for the 1995 period the plan liabilities were estimated at September 30, 1995 and rolled forward to December 31, 1995.

     In December 1992, FERC issued a statement of policy which allows jurisdictional pipelines to recognize allowances for prudently incurred costs of postretirement benefits other than pensions on an accrual basis consistent with the accounting principles set forth in SFAS No. 106. The Company believes that all costs of providing postretirement benefits to its employees are necessary and prudent operating expenses and that such costs are recoverable in rates. Accordingly, postretirement benefit costs related to FERC regulated operations have been deferred as a regulatory asset. At December 31, 1996 the balance of this regulatory asset was $28 million and is being recovered through rates.

     The net periodic postretirement benefit cost for the years 1996, 1995 and 1994 consists of the following components:

                                                                1996        1995        1994
                                                              --------    --------    --------
(IN MILLIONS)                                                     PRE-ACQUISITION COMBINED
Service cost for benefits earned during the year............    $  1        $  1        $  1
Interest cost on accumulated postretirement benefit
  obligation................................................      25          26          17
Net amortization of unrecognized amounts....................     (12)        (13)         (6)
                                                                ----        ----        ----
Net periodic postretirement benefit cost....................    $ 14        $ 14        $ 12
                                                                ====        ====        ====

     The initial weighted average assumed health care cost trend rate used in determining the 1996, 1995 and 1994 accumulated postretirement benefit obligation was 6 percent, 7 percent and 8 percent, respectively, declining to 5 percent in 1997 and remaining at that level thereafter.

     Increasing the assumed health care cost trend rate by one percentage-point in each year would increase the 1996, 1995 and 1994 accumulated postretirement benefit obligations by approximately $5 million, $14 million and $14 million, respectively, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost for 1996, 1995 and 1994 by approximately $1 million, $1 million and $3 million, respectively.

     The discount rates (which are based on long-term market rates) used in determining the 1996, 1995 and 1994 accumulated postretirement benefit obligations were 7.75 percent, 7.75 percent and 8.25 percent, respectively.

  Pension Plans

     In conjunction with the Distributions in December 1996, benefit accruals for Company employees in the Old Tenneco Retirement Plan (the "TRP") were frozen as of the last day of December 1996 and all benefits were fully vested. New Tenneco became the sole sponsor of the TRP such that TGP is not responsible for any benefits accrued before the last day of December 1996. TGP employees became participants in the new EPG Cash Balance Pension Plan ("CBP Select") as of January 1, 1997 with no account balances credited for prior service.

     The Company's employees who were age 55 with at least 10 years of service as of December 31, 1996 are eligible for special benefits under the 1997 Early Retirement Incentive Program (the "ERIP") under the CBP Select. As a result of the Merger, certain eligible employees who elected to retire under the ERIP will receive an enhanced credit under the CBP Select which will be one year of pay for most employees. TGP has accrued for these enhanced benefits as of December 31, 1996.

9. INVENTORIES

     Inventories consisted of the following at December 31:

                                                                1996               1995
                                                          ----------------    ---------------
                                                          POST-ACQUISITION    PRE-ACQUISITION
                                                            CONSOLIDATED         COMBINED
                     (IN MILLIONS)                        ----------------    ---------------
Materials and supplies..................................       $   19             $   24
Gas in storage..........................................           23                 12
                                                              -------             ------
          Total.........................................       $   42             $   36
                                                              =======             ======

10. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31:

                                                                1996               1995
                                                          ----------------    ---------------
                                                          POST-ACQUISITION    PRE-ACQUISITION
                                                            CONSOLIDATED         COMBINED
                     (IN MILLIONS)                        ----------------    ---------------
Property, plant, and equipment, at cost.................       $2,371             $6,272
Less -- accumulated depreciation and depletion..........           --              3,431
                                                              -------             ------
                                                                2,371              2,841
Additional acquisition cost assigned to utility plant,
  net of accumulated amortization.......................        1,574                 --
                                                              -------             ------
          Total property, plant and equipment, net......       $3,945             $2,841
                                                              =======             ======

     Current FERC policy does not permit the Company to recover amounts in excess of original cost allocated in purchase accounting to its regulated operations through rates.

11. INVESTMENT IN AFFILIATED COMPANIES

     The Company holds investments in various affiliates which are accounted for on the equity method of accounting. The principal equity method investments were the Company's investments in international pipelines, interstate pipelines, power generation plants, gathering systems and natural gas storage facilities. These investments were subject to certain purchase accounting adjustments at December 31, 1996, as discussed in Note 1, "Merger and Distributions."

     At December 31, 1996 and 1995, the Company's consolidated stockholder's equity and combined equity, respectively, included equity in undistributed earnings from equity method investments of $12 million and $25 million, respectively. Dividends and distributions received from affiliates accounted for on the equity method were $43 million, $53 million and $48 million during 1996, 1995 and 1994, respectively.

     At December 31, 1996, the Company's investment in affiliates balance exceeded the underlying net assets of its investments by $69 million. The excess is being amortized into income by decreasing equity in net income of affiliated companies using the straight-line method over the estimated economic useful life.

     Summarized financial information of the Company's proportionate share of 50 percent or less owned companies accounted for by the equity method of accounting as of December 31, 1996, 1995 and 1994, and for the years then ended is as follows:

                                                          1996            1995       1994
                                                    ----------------      -----      -----
                                                    POST-ACQUISITION      PRE-ACQUISITION
                                                      CONSOLIDATED            COMBINED
                  (IN MILLIONS)                     ----------------      ----------------
Current assets....................................        $ 46             $ 60       $ 47
Non-current assets................................         545              543        901
Short-term debt...................................          18              122         19
Other current liabilities.........................          37               24         61
Long-term debt....................................         244              152        494
Other non-current liabilities.....................          39               25         16
Equity in net assets..............................         253              280        358
Revenues and other income.........................          98              184        183
Costs and expenses................................          68              119        132
Net income........................................          30               65         51

---------------

NOTE: Balance sheet amounts related to Kern River are not included in the table above as of
       December 31, 1996 and 1995, due to the Company's sale of its investment in Kern River in December 1995. Reference is made to Note 6 for information concerning the sale of Kern River.

12. NATURE OF OPERATIONS AND SIGNIFICANT CUSTOMERS

     The Company is engaged in the transportation, gathering, processing and marketing of natural gas. For the year ended December 31, 1996, the Company's operating revenues were predominately derived from the transportation and marketing of natural gas. The Company's principal end markets for the transportation of natural gas are the Northeast and Midwest United States. Prior to the Merger, Tenneco Credit Corporation (now renamed El Paso Energy Credit Corporation), a Company subsidiary, was engaged in financing, on a nonrecourse basis, receivables of other operating divisions of Old Tenneco. El Paso Energy Credit Corporation continues to sell certain energy receivables in the ordinary course of its business subsequent to the Merger.

     The Company did not have gross revenues from any customer equal to, or in excess of, 10 percent of combined operating revenues for the years ended December 31, 1996, 1995, and 1994.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                             1996       1995      1994
                                                             -----     ------    ------
                       (IN MILLIONS)                          PRE-ACQUISITION COMBINED
Interest...................................................   $179      $ 254     $ 264
Income taxes...............................................    247        136      (137)

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  PRE-ACQUISITION COMBINED
                                                        ---------------------------------------------
                       QUARTER                          OPERATING       OPERATING            NET
                    (IN MILLIONS)                       REVENUES         INCOME         INCOME (LOSS)
                    -------------                       ---------       ---------       -------------
1996 1st..............................................   $  754           $ 63              $  43
      2nd.............................................      629             43                 36
      3rd.............................................      636             49                 40
      4th.............................................      716             28                (72)
                                                         ------           ----              -----
                                                         $2,735           $183              $  47
                                                         ======           ====              =====
1995 1st..............................................   $  529           $ 54              $  42
      2nd.............................................      447             30                 16
      3rd.............................................      439             47                 15
      4th.............................................      560              2                 91
                                                         ------           ----              -----
                                                         $1,975           $133              $ 164
                                                         ======           ====              =====

Note: See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 3, 6 and 7 of the notes to consolidated and combined financial statements for significant issues affecting comparability of quarterly results.

15. TRANSACTIONS WITH AFFILIATES

  Combined Equity

     The "Combined Equity" caption in the accompanying combined financial statements represents Old Tenneco's cumulative investment in the combined businesses of the Company prior to the Merger. Changes in the "Combined Equity" caption represent the net income (loss) of the Company, cash paid for interest allocated to affiliates, net of tax, changes in corporate debt allocated to affiliates, net change in notes and advances with Old Tenneco, and net cash and noncash contributions from (distributions to) affiliates. Reference is made to the statements of changes in consolidated stockholder's equity and combined equity for an analysis of activity in the "Pre-Acquisition Combined Equity" caption for each of the three years in the period ended December 31, 1996.

  General and Administrative Expenses

     Included in the total general and administrative expenses for 1996, 1995 and 1994, is $17 million, $16 million, and $13 million, respectively, which represents the Company's share of Old Tenneco's corporate general and administrative costs for legal, financial, communication and other administrative services. Old Tenneco's corporate general and administrative expenses have been allocated based on the estimated level of effort devoted to Old Tenneco's various operations and relative size based on revenues, gross property and payroll. The Company's management believes the method for allocating corporate general and administrative expenses is reasonable and that total general and administrative expenses reflected in the accompanying pre-acquisition combined statements of income are reasonable when compared with the total general and administrative costs the Company would have incurred on a stand-alone basis.

  Corporate Debt and Interest Allocations

     The Company's historical practice has been to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries rather than at the operating company level, and to centrally manage various cash functions. Consequently, corporate debt of TGP and its related interest expense have been allocated to TGP's automotive, packaging, and shipbuilding businesses ("TGP's non-energy operations") based upon the portion of TGP's investment in TGP's non-energy operations that is deemed to be debt, generally based upon the ratio of TGP's non-energy operations' net assets to TGP's consolidated net assets plus debt. Interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt, which was 12.4 percent, 11.4 percent and 11.0 percent for 1996, 1995 and 1994, respectively. Total pre-tax interest expense allocated to TGP's non-energy operations in 1996, 1995 and 1994 was $45 million, $60 million and $61 million, respectively. TGP's non-energy operations have also been allocated tax benefits totaling approximately 35 percent of the allocated pre-tax interest expense. Although interest expense, and the related tax effects, have been allocated to TGP's non-energy operations for financial reporting on a historical basis, TGP's non-energy operations have not been billed for these amounts. The changes in allocated corporate debt and the after-tax allocated interest expense have been included as a component of the Company's combined equity. Although management believes that the historical allocation of corporate debt and interest expense is reasonable, it may not necessarily be indicative of the debt the Company may incur in the future.

  Notes and Advances Receivable or Payable with Affiliates

     "Cash contributions from (distributions to) affiliates" in the statements of changes in consolidated stockholder's equity and combined equity consist of net cash changes in notes and advances receivable or payable between the Company and the Industrial Business and Shipbuilding Business which have been included in combined equity. Historically, TGP has utilized notes and advances to centrally manage cash funding requirements for its consolidated group.

     At December 31, 1995 and 1994, the Company had a non-interest bearing note payable on demand to Newport News totaling $965 million and $991 million, respectively, which included as a component of the Company's combined equity.

     The "Note payable to affiliate" balance at December 31, 1996 relates to an interest-bearing demand loan made to the Company from EPG in December 1996 subsequent to the Merger. In addition, the "Notes receivable from affiliate" balance at December 31, 1996 principally relates to the net proceeds from the sale of certain assets, and related project financings, which were loaned to EPTPC and utilized to retire borrowings under the Credit Facility.

  Accounts Receivable and Accounts Payable -- Affiliated Companies

     The December 31, 1995 "Accounts payable -- Affiliated companies" balance primarily includes billings for general and administrative costs incurred by New Tenneco and charged to the Company. The December 31, 1995 "Accounts and notes receivable -- Affiliated companies" balance primarily relates to billings for U.S. income taxes incurred by Old Tenneco and charged to the Industrial Business and Shipbuilding Business. Affiliated accounts receivable and accounts payable between the Company and the Industrial Business and Shipbuilding Business were settled, capitalized or converted into ordinary trade accounts, as applicable, as part of the Distributions.

     The December 31, 1996 "Accounts receivable -- Affiliated companies" balance principally relates to interest-bearing advances of cash flows from the Company's operations to EPG.

  Employee Benefits

     Certain employees of the Company participated in Old Tenneco's employee stock ownership and employee stock purchase plans. The Old Tenneco employee stock ownership plan provided for the grant of Old Tenneco common stock options and other stock awards at a price not greater than market value at the date of grant. The Old Tenneco employee stock purchase plan allowed employees to purchase Old Tenneco common stock at a 15 percent discount subject to certain thresholds. Certain employees of the Industrial Business and Shipbuilding Business also participated in Old Tenneco's employee stock ownership and employee stock purchase plans. The cost of stock issued to these employees was billed to the Industrial Business and Shipbuilding Business. In connection with the Distributions, outstanding options on Old Tenneco common stock held by the Company's employees were vested so that they became fully exercisable prior to the Merger. If not exercised prior to the Merger, such options were cancelled upon consummation of the Merger. Outstanding options on Old Tenneco common stock held by the Industrial Business and

Shipbuilding Business employees were converted into new options of New Tenneco and Newport News, as applicable, so as to preserve the aggregate value of the options held prior to the Distributions.

     Employees of the Company also participated in certain Old Tenneco postretirement and pension plans. Reference is made to Note 8, "Employee Benefits", for a further discussion of the plans.

  Sales of Receivables

     At December 31, 1995, Tenneco Credit Corporation (now renamed El Paso Energy Credit Corporation) had purchased $513 million of trade receivables from Old Tenneco's Industrial Business. Tenneco Credit Corporation sold a portion of these trade receivables to a third party in the ordinary course of business. In addition, at December 31, 1995, Tenneco Credit Corporation had certain notes receivable primarily related to retail sales of farm and construction equipment by Case Corporation which it received in a prior transaction. As a part of the intercompany transfers preceding the Merger and Distributions, Tenneco Credit Corporation transferred these Case Corporation retail receivables and all of its interest and obligations associated with receivables relating to the Industrial Business held or factored at that time to New Tenneco.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tennessee Gas Pipeline Company:

     We have audited the accompanying post-acquisition balance sheet of Tennessee Gas Pipeline Company ("TGP") and consolidated subsidiaries as of December 31, 1996 and the pre-acquisition combined balance sheet of the Energy Businesses of TGP, as predecessor operations to TGP and consolidated subsidiaries (See Note 1), as of December 31, 1995, and the related pre-acquisition combined statements of income, cash flows and changes in consolidated stockholder's equity and combined equity for each of the three years in the period ended December 31, 1996. These consolidated and combined financial statements, and the schedule referred to below, are the responsibility of TGP's management. Our responsibility is to express an opinion on these consolidated and combined financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated and combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated and combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the post-acquisition financial position of TGP and consolidated subsidiaries as of December 31, 1996 and the pre-acquisition combined financial position of the Energy Businesses of TGP as of December 31, 1996 and 1995, and the results of their pre-acquisition combined operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated and combined financial statements taken as a whole. The supplemental schedule listed in the index to Part IV, Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated and combined financial statements. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated and combined financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated and combined financial statements taken as a whole.

                                    ARTHUR ANDERSEN LLP

Houston, Texas
March 4, 1997

                                  SCHEDULE II

                         TENNESSEE GAS PIPELINE COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                COLUMN A                   COLUMN B           COLUMN C            COLUMN D    COLUMN E
                --------                   --------           --------            --------    --------
                                          BALANCE AT   CHARGED TO   CHARGED TO                BALANCE
                                          BEGINNING    COSTS AND      OTHER                    AT END
              DESCRIPTION                  OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS   OF YEAR
              -----------                 ----------   ----------   ----------   ----------   --------
Allowance for Doubtful Accounts Deducted
  from Assets to Which it Applies:
  Year Ended December 31, 1996..........     $49          $15          $ 8          $27         $45
                                             ===          ===          ===          ===         ===
  Year Ended December 31, 1995..........     $21          $26          $ 9          $ 7         $49
                                             ===          ===          ===          ===         ===
  Year Ended December 31, 1994..........     $37          $ 2          $ 2          $20         $21
                                             ===          ===          ===          ===         ===

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

      1. Financial statements.

     The following consolidated and combined financial statements of the Company are included in Part II, Item 8 of this report:

                                                                PAGE
                                                                ----
     Combined statements of income..........................     15
     Consolidated and combined balance sheets...............     16
     Combined statements of cash flows......................     17
     Statements of changes in consolidated stockholder's
      equity and combined equity............................     18
     Notes to consolidated and combined financial
      statements............................................     19
     Report of independent public accountants...............     41

      2. Financial statement schedules and supplementary information required to be submitted.

     Schedule II -- Valuation and qualifying accounts.......     42
     Schedules other than that listed above are omitted
      because they are not applicable

 3. Exhibit list............................................     44

     (b) Reports on Form 8-K:

     During the fourth quarter of the fiscal year ended December 31, 1996, TGP filed with the Securities and Exchange Commission a Current Report on Form 8-K dated December 26, 1996. In such report, TGP (i) described under Item 2 therein the acquisition of its parent corporation, Tenneco Inc.
(now El Paso Tennessee Pipeline Co.), by El Paso Natural Gas Company and (ii) the disposition by TGP of certain assets in connection with such acquisition and
(ii) under Item 7 therein, filed pro forma financial statements. This Current Report on Form 8-K was amended by a Current Report on Form 8-K/A that was filed on January 22, 1997.

                             TENNESSEE GAS PIPELINE

                                  EXHIBIT LIST
                               DECEMBER 31, 1996

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  EXHIBIT
   NUMBER                            DESCRIPTION
  -------                            -----------
     3.1     -- Certificate of Incorporation as amended and supplemented as of January 31, 1995 (Exhibit 3(a) to the Form 10-K of
                TGP for the fiscal year ended December 31, 1994, File No.
                1-4101).
    *3.2     -- Certificate of Ownership and Merger dated as of April 12,
                1996; Certificate of Amendment of Certificate of
                Incorporation dated October 8, 1996.
     3.3     -- By-laws of EPTPC as amended on December 6, 1996 (Exhibit
                3(b) to the Form 10-K of EPTPC for the fiscal year ended
                December 31, 1992, File No. 1-9864).
     4.1     -- Indenture dated as of March 4, 1997, between TGP and The
                Chase Manhattan Bank (Exhibit 4.1 to the Form 10-K of
                EPTPC, File No. 1-9864, filed March 14, 1997).
     4.2     -- First Supplemental Indenture dated as of March 13, 1997, between TGP and The Chase Manhattan Bank to the Indenture
                dated as of March 4, 1997, between TGP and The Chase
                Manhattan Bank (Exhibit 4.2 to the Form 10-K of EPTPC,
                File No. 1-9864, filed March 14, 1997).
     4.3     -- Second Supplemental Indenture dated as of March 13, 1997, between TGP and The Chase Manhattan Bank to the Indenture
                dated as of March 4, 1997, between TGP and The Chase
                Manhattan Bank (Exhibit 4.3 to the Form 10-K of EPTPC,
                File No. 1-9864, filed March 14, 1997).
     4.4     -- Third Supplemental Indenture dated as of March 13, 1997, between TGP and The Chase Manhattan Bank to the Indenture
                dated as of March 4, 1997, between TGP and The Chase
                Manhattan Bank (Exhibit 4.4 to the Form 10-K of EPTPC,
                File No. 1-9864, filed March 14, 1997).
   *12       -- Computation of Ratio of Earnings to Fixed Charges.
    21       -- Omitted pursuant to the reduced disclosure format
                permitted by General Instruction I to Form 10-K.
   *23       -- Consent of Independent Public Accountants.
   *27       -- Financial Data Schedule.

UNDERTAKING

     The undersigned, Tennessee Gas Pipeline Company, hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of Tennessee Gas Pipeline Company and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of Tennessee Gas Pipeline Company and its consolidated subsidiaries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tennessee Gas Pipeline Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March 1997.

                                            TENNESSEE GAS PIPELINE COMPANY

                                            By:      /s/ WILLIAM A. WISE
                                              ----------------------------------
                                                       William A. Wise
                                                    Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Tennessee Gas Pipeline Company and in the capacities and on the dates indicated:

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----
                 /s/ WILLIAM A. WISE                     Chairman of the Board and         March 14, 1997
-----------------------------------------------------      Director
                   William A. Wise

             /s/ JOHN W. SOMERHALDER II                  President and Director            March 14, 1997
-----------------------------------------------------
               John W. Somerhalder II

                 /s/ H. BRENT AUSTIN                     Senior Vice President and         March 14, 1997
-----------------------------------------------------      Director
                   H. Brent Austin

                /s/ JEFFREY I. BEASON                    Vice President and Controller     March 14, 1997
-----------------------------------------------------
                  Jeffrey I. Beason

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                            DESCRIPTION
  -------                            -----------
     3.1     -- Certificate of Incorporation as amended and supplemented as of January 31, 1995 (Exhibit 3(a) to the Form 10-K of
                TGP for the fiscal year ended December 31, 1994, File No.
                1-4101).
    *3.2     -- Certificate of Ownership and Merger dated as of April 12,
                1996; Certificate of Amendment of Certificate of
                Incorporation dated October 8, 1996.
     3.3     -- By-laws of EPTPC as amended on December 6, 1996 (Exhibit
                3(b) to the Form 10-K of EPTPC for the fiscal year ended
                December 31, 1992, File No. 1-9864).
     4.1     -- Indenture dated as of March 4, 1997, between TGP and The
                Chase Manhattan Bank (Exhibit 4.1 to the Form 10-K of
                EPTPC, File No. 1-9864, filed March 14, 1997).
     4.2     -- First Supplemental Indenture dated as of March 13, 1997, between TGP and The Chase Manhattan Bank to the Indenture
                dated as of March 4, 1997, between TGP and The Chase
                Manhattan Bank (Exhibit 4.2 to the Form 10-K of EPTPC,
                File No. 1-9864, filed March 14, 1997).
     4.3     -- Second Supplemental Indenture dated as of March 13, 1997, between TGP and The Chase Manhattan Bank to the Indenture
                dated as of March 4, 1997, between TGP and The Chase
                Manhattan Bank (Exhibit 4.3 to the Form 10-K of EPTPC,
                File No. 1-9864, filed March 14, 1997).
     4.4     -- Third Supplemental Indenture dated as of March 13, 1997, between TGP and The Chase Manhattan Bank to the Indenture
                dated as of March 4, 1997, between TGP and The Chase
                Manhattan Bank (Exhibit 4.4 to the Form 10-K of EPTPC,
                File No. 1-9864, filed March 14, 1997).
   *12       -- Computation of Ratio of Earnings to Fixed Charges.
    21       -- Omitted pursuant to the reduced disclosure format
                permitted by General Instruction I to Form 10-K.
   *23       -- Consent of Independent Public Accountants.
   *27       -- Financial Data Schedule.