Form 10-Q
period 1997-06-30
TENNESSEE GAS PIPELINE CO
filed 1997-08-13
CIK 97142

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                       OUTSTANDING
                    -----                                       -----------
   Common Stock, par value $5.00 per share,
            as of August 12, 1997                                208 shares

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

================================================================================

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                                      DEFINITIONS
                                                      -----------
Company.....................  Tennessee Gas Pipeline Company and its subsidiaries
Court of Appeals............  United States Court of Appeals for the District of Columbia
                              Circuit
Distributions...............  Various intercompany transfers and distributions which restructured, divided and separated the businesses, assets and liabilities of Old Tenneco and its subsidiaries so that all the assets, liabilities and operations related to the
                              automotive parts, packaging and administrative services
                              businesses and the shipbuilding business were spun-off to
                              Old Tenneco's then existing common stockholders
EPG.........................  El Paso Natural Gas Company, unless the context otherwise requires
EPTPC.......................  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), an indirect subsidiary of El Paso Natural Gas Company
FERC........................  The Federal Energy Regulatory Commission
GSR.........................  Gas supply realignment
Merger......................  The acquisition of El Paso Tennessee Pipeline Co. by El Paso
                              Natural Gas Company in December 1996
MW(s).......................  Megawatt(s)
New Tenneco.................  Tenneco Inc., subsequent to the Merger and Distributions, consisting of the automotive parts, packaging and
                              administrative services businesses
Old Tenneco.................  Tenneco Inc. (renamed El Paso Tennessee Pipeline Co.), prior to its acquisition by El Paso Natural Gas Company
PCB(s)......................  Polychlorinated biphenyl(s)
PRP(s)......................  Potentially responsible party(ies)
SFAS........................  Statement of Financial Accounting Standards
TGP.........................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of
                              El Paso Tennessee Pipeline Co.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                             SECOND QUARTER                           SIX MONTHS
                                             ENDED JUNE 30,                         ENDED JUNE 30,
                                   -----------------------------------    -----------------------------------
                                         1997               1996                1997               1996
                                   ----------------    ---------------    ----------------    ---------------
                                   POST-ACQUISITION    PRE-ACQUISITION    POST-ACQUISITION    PRE-ACQUISITION
                                     CONSOLIDATED         COMBINED          CONSOLIDATED         COMBINED
Operating revenues...............        $785               $626               $1,474             $1,380
                                       ------               ----              -------             ------
Operating expenses
  Cost of gas and other
     products....................         590                400                1,053                886
  Operation and maintenance......          95                122                  187                252
  Finance charges................          --                 16                   --                 33
  Depreciation, depletion, and
     amortization................          34                 38                   77                 79
  Taxes, other than income
     taxes.......................          14                 14                   29                 31
                                       ------               ----              -------             ------
                                          733                590                1,346              1,281
                                       ------               ----              -------             ------
Operating income.................          52                 36                  128                 99
                                       ------               ----              -------             ------
Other (income) and expense
  Interest and debt expense......          26                  8                   39                 22
  Gain on sale of asset, net.....          --                  0                   --                (10)
  Other -- net...................         (21)               (32)                 (37)               (43)
                                       ------               ----              -------             ------
                                            5                (24)                   2                (31)
                                       ------               ----              -------             ------
Income before income taxes.......          47                 60                  126                130
Income taxes.....................          18                 24                   49                 51
                                       ------               ----              -------             ------
Net income.......................        $ 29               $ 36               $   77             $   79
                                       ======               ====              =======             ======

 The accompanying Notes are an integral part of these Consolidated and Combined
                             Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,
                                                                 1997        DECEMBER 31,
                                                              (UNAUDITED)        1996
                                                              -----------    ------------
Current assets
  Cash and temporary investments............................    $   14          $   14
  Accounts and notes receivable, net........................     1,033             961
  Inventories...............................................        36              42
  Deferred income tax benefit...............................        48              67
  Other.....................................................       242             218
                                                                ------          ------
          Total current assets..............................     1,373           1,302
Property, plant, and equipment, net.........................     4,389           3,945
Notes receivable from EPTPC.................................       626             568
Other.......................................................       448             484
                                                                ------          ------
          Total assets......................................    $6,836          $6,299
                                                                ======          ======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable..........................................    $  673          $  578
  Short-term borrowings (including current maturities of
     long-term debt)........................................        15              15
  Note payable to EPG.......................................       125             170
  Accrual for regulatory issues.............................        --             167
  Other.....................................................       512             349
                                                                ------          ------
          Total current liabilities.........................     1,325           1,279
                                                                ------          ------
Long-term debt, less current maturities.....................       984           1,005
                                                                ------          ------
Deferred income taxes.......................................     1,023             774
                                                                ------          ------
Other.......................................................       688             616
                                                                ------          ------
Commitments and contingencies (See Note 2)

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................        --              --
  Additional paid-in capital................................     2,740           2,625
  Retained earnings.........................................        76              --
                                                                ------          ------
          Total stockholder's equity........................     2,816           2,625
                                                                ------          ------
          Total liabilities and stockholder's equity........    $6,836          $6,299
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

                         TENNESSEE GAS PIPELINE COMPANY

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                          SIX MONTHS
                                                                        ENDED JUNE 30,
                                                              ----------------------------------
                                                                    1997              1996
                                                              ----------------   ---------------
                                                              POST-ACQUISITION   PRE-ACQUISITION
                                                                CONSOLIDATED        COMBINED
Cash flows from operating activities
  Net income................................................       $   77             $  79
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............           77                79
     Net gain on sale of assets.............................           --               (10)
     Deferred income tax expense............................          185                26
     Working capital changes................................          (78)              388
     Other..................................................          (33)               (6)
                                                                  -------             -----
          Net cash provided by operating activities.........          228               556
                                                                  -------             -----
Cash flows from investing activities
  Capital expenditures......................................          (31)             (164)
  Investment in equity securities...........................          (42)               --
  Increase in cash funding to EPG/EPTPC.....................         (165)               --
  Collection of note receivable from partnership............           53                --
  Net proceeds from disposal of businesses and assets.......            1               278
  Other.....................................................            6                (8)
                                                                  -------             -----
          Net cash provided by (used in) investing
             activities.....................................         (178)              106
                                                                  -------             -----
Cash flows from financing activities
  Net proceeds from long-term debt issuance.................          883                --
  Retirement of "push down" acquisition debt................         (883)               --
  Repayment of note payable to EPG..........................          (45)               --
  Retirement of long-term debt..............................           --              (250)
  Net increase in capitalized notes and advances with
     affiliates.............................................           --              (615)
  Net cash contribution from affiliates.....................           --               (17)
  Other.....................................................           (5)                2
                                                                  -------             -----
          Net cash used in financing activities.............          (50)             (880)
                                                                  -------             -----
Increase (decrease) in cash and temporary investments.......           --              (218)
Cash and temporary investments
          Beginning of period...............................           14               305
                                                                  -------             -----
          End of period.....................................       $   14             $  87
                                                                  =======             =====

 The accompanying Notes are an integral part of these Consolidated and Combined
                             Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The 1996 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Form 10-Q. The condensed consolidated and combined financial statements at June 30, 1997, and for the six months and quarters ended June 30, 1997, and 1996, are unaudited. The condensed consolidated balance sheet at December 31, 1996, is derived from audited financial statements. The Company has restated its historical financial statements for the six months and quarter ended June 30, 1996, to reflect the Distributions. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the cyclical nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

  Derivative Financial Instruments

     The Company utilizes derivative financial instruments to manage price risks associated with certain energy commodities and interest and foreign currency exchange rates. In its price risk management activities, the Company engages in both trading and non-trading activities. The financial instruments used include swap agreements, futures, options and hedge contracts.

     Activities for trading purposes generally consist of services provided to the energy sector and are accounted for using the mark-to-market method. Such trading activities are conducted through a variety of financial instruments, including forward contracts involving cash settlements or physical delivery of an energy commodity, swap contracts which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, options, and other contractual arrangements.

     Under mark-to-market accounting, financial instruments with third parties are reflected at estimated market value, with resulting unrealized gains and losses recorded in operating income in the Consolidated Statements of Income. The net gains or losses recognized in the current period result primarily from transactions originating within the period and the impact of price movements on transactions originating in previous periods. The assets and liabilities resulting from mark-to-market accounting are presented as other current assets and other current liabilities in the Consolidated Balance Sheets. Terms regarding cash settlement of the contracts vary with respect to the actual timing of cash receipts and payments. Receivables and payables resulting from these timing differences are presented in accounts and notes receivable, net, and accounts payable in the Consolidated Balance Sheets. Cash inflows and outflows associated with these price risk management activities are recognized in operating cash flow as the settlement of transactions occur.

     The market prices used to value these financial instruments reflect management's best estimate considering various factors including exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

     Activities for non-trading purposes consist of transactions entered into by the Company to hedge the impact of market fluctuations on assets, liabilities, production, or other contractual commitments. In order to meet the requirements of a hedge, the transactions must be designated as a hedge, meet certain correlation criteria, and reduce price risk. The Company uses forwards, swaps, and other contracts to hedge the impact of market fluctuations. Changes in the market value of these financial instruments are deferred until the gains or losses on the hedged item are recognized. Cash inflows and outflows are recognized in operating cash flow as the settlement of transactions occurs. Upon maturity, the gain or loss on derivatives designated as a hedge is recognized when the underlying transaction gain or loss is recognized. When the underlying asset being hedged is sold, deferred gains or losses are recognized at the time of the sale of the underlying asset. Deferred gains or losses are also recognized at the time it becomes probable that an anticipated transaction or a portion thereof will not occur.

2. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     In February 1997, TGP filed with FERC a settlement of all issues related to the recovery by TGP of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). On April 16, 1997, FERC approved the settlement and TGP implemented the settlement on May 1, 1997. Under the terms of the GSR Stipulation and Agreement, TGP will be entitled to collect from customers a total of up to $770 million, of which approximately $647 million has been collected as of June 30, 1997. TGP is entitled to recover additional transition costs, up to the remaining $123 million, through a demand transportation surcharge and an interruptible transportation surcharge. The demand transportation surcharge portion is scheduled to be recovered over a period extending through December 1998. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provides for a rate case moratorium through November 2000 (subject to certain limited exceptions) and provides an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers.

     In January 1995, FERC accepted TGP's rate case which was filed in December 1994, suspended its effectiveness for the maximum period of five months pursuant to the normal regulatory process, and set the matter for hearing. On July 1, 1995, TGP began collecting rates, subject to refund, reflecting an $87 million increase in TGP's annual revenue requirement. A stipulation was filed with an Administrative Law Judge in this proceeding in April 1996. This stipulation resolves the rates that are the subject of the December 1994 rate case, including a structural rate design change that results in a larger proportion of TGP's transportation revenues being dependent upon throughput. In October 1996, FERC approved the stipulation with certain modifications and clarifications which are not material. In January 1997, FERC issued an order denying requests for rehearing of the October 1996 order. Under the stipulation, TGP's refund obligation was approximately $185 million, inclusive of interest, of which $161 million was refunded to customers in March and June 1997 with the remaining $24 million refund obligation offset against GSR recoveries in accordance with particular customer elections. TGP had provided a reserve for these rate refunds as revenues were collected. One party to the rate proceeding, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders approving the stipulation. The Company believes the FERC orders will be upheld.

     In July 1997, FERC issued an order on rehearing of its July 1996 order addressing cost allocation and rate design issues of TGP's 1991 general rate proceeding. All cost of service issues were previously resolved pursuant to a settlement that was approved by FERC. In the July 1996 order, FERC remanded to the presiding Administrative Law Judge the issue of proper allocation of TGP's New England lateral costs. In the July 1997 order on rehearing, FERC clarified among other things, that although the ultimate resolution as to the proper allocation of costs will be applied retroactively to July 1, 1995, the cost of service settlement does not allow TGP to recover from other customers amounts that TGP may ultimately be required to refund. TGP will seek rehearing of this order. Management believes that the resolution of this issue will not have a material impact on the financial position or results of operations of the Company.

  Environmental Matters

     As of June 30, 1997, the Company had a reserve of approximately $204 million related to the environmental assessments and remediation activities discussed below.

     Since 1988, TGP has been engaged in an internal project to identify and deal with the presence of PCBs and other substances on the United States Environmental Protection Agency List of Hazardous Substances, at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While there are still uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes that the recorded estimate for the reserve is adequate.

     In May 1995, following negotiations with its customers, TGP filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that established a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. This shipper filed a Petition of Review in April 1996 in the Court of Appeals; TGP believes the FERC order approving the Environmental Stipulation will be upheld on appeal. The Environmental Stipulation was effective July 1, 1995. As of June 30, 1997, a balance of $37 million remains to be collected under this agreement.

     The Company and certain of its subsidiaries have been designated, have received notice that they should be designated, or have been asked for information to determine whether they should be designated as a PRP with respect to 27 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for the payment of the Company's allocable share of remediation costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs if other parties are unable to pay. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the recorded estimate for the reserve associated with the Superfund sites is adequate.

     In addition, the Company has identified a number of formerly owned or leased sites, and certain other sites associated with its discontinued operations, where environmental remediation may be required. The Company presently believes that the recorded estimate for the reserve associated with these sites is adequate.

  Legal Proceedings

     In July 1996, TPG was served with a complaint in the matter of Jack J. Grynberg v. Alaska Pipeline Co., et al., filed in the U.S. District Court for the District of Columbia (the "Court"). The plaintiff filed this action under the False Claims Act against most interstate pipelines and others alleging that the defendants mismeasured natural gas produced from federal and Indian land, which deprived the United States of royalties otherwise due it. Among other things, the plaintiff sought to recover unspecified treble damages on behalf of the United States. The plaintiff also sought to recover his finder's fee and attorneys' fees. In response to motions filed by most defendants, the Court, in March 1997, issued an order dismissing the complaint. TGP cannot predict what action the plaintiff will take in response to the Court's order. Based on information available at this time, TGP does not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial position or results of operations.

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

4. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at June 30, 1997, and December 31, 1996, consisted of the following:

                                                               1997      1996
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,336    $2,371
Less accumulated depreciation and depletion.................      57        --
                                                              ------    ------
                                                               2,279     2,371
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,110     1,574
                                                              ------    ------
          Total property, plant, and equipment, net.........  $4,389    $3,945
                                                              ======    ======

     The increase in additional acquisition cost assigned to plant is a result of the Company's continuing efforts to evaluate the fair market value of the assets and liabilities acquired in conjunction with the Merger.

5. INVENTORIES

     Inventories at June 30, 1997, and December 31, 1996, consisted of the following:

                                                              1997      1996
                                                              ----      ----
                                                              (IN MILLIONS)
Materials and supplies......................................   $19       $19
Gas in storage..............................................    17        23
                                                               ---       ---
                                                               $36       $42
                                                               ===       ===

     Materials and supplies and gas in storage are valued at the lower of cost or market, with cost determined using the average cost method.

6. ACCOUNTING FOR REGULATED OPERATIONS

     The Company's businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from those accounting methods used by non-regulated entities. Changes in the regulatory and economic environment may, at some point in the future, create circumstances in which the application of regulatory accounting principles would no longer be appropriate. During the first quarter of 1997, FERC approved TGP's GSR Stipulation and Agreement (discussed previously in Rates and Regulatory Matters of Note 2). The Company is currently evaluating the impact the FERC approval may have on the continued application of regulatory accounting principles. If these accounting principles should no longer be applied, an amount would be charged to earnings as an extraordinary item in accordance with SFAS No. 101, Regulated Enterprises -- Accounting for Discontinuation of Application of SFAS No. 71. At June 30, 1997, this amount was estimated to be approximately $47 million, net of income taxes. Any potential charge would be non-cash and would not have a direct effect on the regulated companies' ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

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

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This pronouncement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of this pronouncement.

  Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for financial statements for periods beginning after December 15, 1997. The Company is currently evaluating the impact of this pronouncement.

  Derivative Disclosure

     The Securities and Exchange Commission recently issued Financial Reporting Release No. 48, Disclosure of Derivative and Other Financial Instruments, which requires enhanced disclosure related to accounting policies for derivatives and quantitative and qualitative disclosure concerning market risk inherent in derivatives and other financial instruments.

     The effective date for the enhanced-accounting policy disclosure requirements is for fiscal periods ending after June 15, 1997 (see Note 1). The requirements for quantitative and qualitative disclosures about market risks are effective for the Company for December 31, 1997. The Company is currently evaluating the impact of this pronouncement.

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

                             RESULTS OF OPERATIONS

REGULATED OPERATIONS

                                      SECOND QUARTER                           SIX MONTHS
                            -----------------------------------    -----------------------------------
                                  1997               1996                1997               1996
                            ----------------    ---------------    ----------------    ---------------
       (IN MILLIONS)        POST-ACQUISITION    PRE-ACQUISITION    POST-ACQUISITION    PRE-ACQUISITION
       -------------          CONSOLIDATED         COMBINED          CONSOLIDATED         COMBINED
Operating revenues.........       $189               $187                $404               $400
Operating expenses.........        117                138                 252                280
                                ------               ----              ------               ----
Operating income...........       $ 72               $ 49                $152               $120
                                ======               ====              ======               ====

  Second Quarter 1997 Compared to Second Quarter 1996

     Operating revenues for the quarter ended June 30, 1997, were $2 million higher than for the same period of 1996. The increase was primarily due to new system rates on TGP which went into effect November 1, 1996.

     Operating expenses for the quarter ended June 30, 1997, were $21 million lower than for the same period of 1996, primarily due to lower labor and benefit costs attributable to a reduction in staffing levels which occurred throughout the latter half of 1996 and the first quarter of 1997, as well as lower legal costs and operating and maintenance costs. The decrease in operating expenses was partially offset by an increase in depreciation expense as a result of the amortization of additional acquisition cost assigned to utility plant.

  Six Months Ended 1997 Compared to Six Months Ended 1996

     Operating revenues for the six months ended June 30, 1997, were $4 million higher than for the same period of 1996. The increase was primarily due to new system rates on TGP which went into effect November 1, 1996.

     Operating expenses for the six months ended June 30, 1997, were $28 million lower than for the same period of 1996, primarily due to lower labor and benefit costs attributable to a reduction in staffing levels which occurred throughout the latter half of 1996 and the first quarter of 1997, as well as lower legal costs and operating and maintenance costs. The decrease in operating expenses was partially offset by an increase in depreciation expense as a result of the amortization of additional acquisition cost assigned to utility plant.

NON-REGULATED OPERATIONS

                                      SECOND QUARTER                           SIX MONTHS
                            -----------------------------------    -----------------------------------
                                  1997               1996                1997               1996
                            ----------------    ---------------    ----------------    ---------------
       (IN MILLIONS)        POST-ACQUISITION    PRE-ACQUISITION    POST-ACQUISITION    PRE-ACQUISITION
       -------------          CONSOLIDATED         COMBINED          CONSOLIDATED         COMBINED
Gathering and treating
  margin...................       $  2               $  2                $  4               $  5
Processing margin..........         --                 --                   3                  1
Marketing margin...........         (1)                 3                   7                 11
Other......................          2                 35                   2                 77
                                ------               ----              ------               ----
          Total gross
            margin.........          3                 40                  16                 94
Operating expenses.........         23                 53                  40                115
                                ------               ----              ------               ----
Operating loss.............       $(20)              $(13)               $(24)              $(21)
                                ======               ====              ======               ====

  Second Quarter 1997 Compared to Second Quarter 1996

     Total gross margin (revenue less cost of sales) and operating expenses were both lower for the quarter ended June 30, 1997, than for the same period of 1996 primarily due to the discontinuance of Tenneco Credit Corporation (now renamed El Paso Energy Credit Corporation) commercial activities and the sale of certain businesses in the fourth quarter of 1996. These sales included the Company's oil and gas exploration, production and financing unit, formerly known as Tenneco Ventures, and 70 percent of the Company's interests in two natural gas pipeline systems in Australia. Following the sale, the Australian natural gas pipelines operations were accounted for by the equity method. As part of the continuing effort to integrate the businesses of EPG and the Company subsequent to the Merger, substantially all the marketing business of EPG's marketing subsidiaries was transferred to the Company's marketing subsidiaries effective April 1, 1997. The marketing margin loss is associated with generally lower industry-wide gas marketing margins.

  Six Months Ended 1997 Compared to Six Months Ended 1996

     Total gross margin and operating expenses were both lower for the six months ended June 30, 1997, than for the same period of 1996 primarily due to the discontinuance of Tenneco Credit Corporation
(now renamed El Paso Energy Credit Corporation) commercial activities and the sale of certain businesses in the fourth quarter of 1996. These sales included the Company's oil and gas exploration, production and financing unit, formerly known as Tenneco Ventures, and 70 percent of the Company's interests in two natural gas pipeline systems in Australia. Following the sale, the Australian natural gas pipelines operations were accounted for by the equity method. The decrease in marketing margins is associated with lower industry-wide gas marketing margins in the second quarter of 1997, as well as extreme market volatility which negatively impacted natural gas marketing activities and trading positions during the first quarter.

OTHER INCOME AND EXPENSE

  Second Quarter 1997 Compared to Second Quarter 1996

     Other expense for the quarter ended June 30, 1997, was $29 million higher than for the same period of 1996. The increase was due primarily to a favorable legal settlement in the second quarter of 1996.

  Six Months Ended 1997 Compared to Six Months Ended 1996

     Other expense for the six months ended June 30, 1997, was $33 million higher than for the same period of 1996. The increase was due primarily to the recognition of a gain on the sale of the Company's 50 percent general partnership interest in Tenneco Mobile Bay Gathering Co. in February 1996, a reduction in equity income from unconsolidated subsidiaries, a favorable legal settlement in the second quarter of 1996, and a reduction of other income in 1997, partially offset by an increase in affiliated interest income in 1997.

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

  Highly Competitive Industry

     The ability to maintain or increase current transmission, gathering, processing, and sales volumes, or to remarket unsubscribed capacity, can be subject to the impact of future weather conditions, including those that favor other alternative energy sources; price competition; drilling activity and supply availability; and service competition. Future profitability also may be affected by the Company's ability to compete with the services offered by other energy enterprises which may be larger, offer more services, and possess greater resources. The ability of TGP to negotiate new contracts and to renegotiate existing contracts (70 percent of which are expiring over the next four years, principally in November 2000) could be adversely affected by the proposed construction by other parties of additional pipeline capacity in the Northeast U.S., the viability of the Company's expansion projects reduced demand due to higher gas prices, the availability of alternative energy sources, and other factors that are not within its control.

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

  Use of Derivative Financial Instruments

     In the ordinary course and conduct of its business, some of the Company's non-regulated subsidiaries are engaged in the gathering, processing and marketing of natural gas and other energy commodities and utilize futures and option contracts traded on the New York Mercantile Exchange and over-the-counter options and price and basis swaps with other gas merchants and financial institutions. The Company could incur financial losses in future periods as a result of volatility in the market values of the underlying commodities or if one of its counterparties fails to perform under a contract.

  Acquisitions and Investments

     Opportunities for growth through acquisitions and investments in joint ventures and the future operating results and success of such acquisitions and joint ventures within and outside the U.S. may be subject to the effects of, and changes in, U.S. and foreign trade and monetary policies, laws and regulations, political and economic developments, inflation rates, and the effects of taxes and operating conditions. Activities in areas outside the U.S. also are subject to the risks inherent in foreign operations, including loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, wars, insurrection and other political risks, and the effects of currency fluctuations and exchange controls. Such legal and regulatory delays and other unforeseeable obstacles may be beyond the Company's control or ability to manage.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          27             -- Financial Data Schedule.

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

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TENNESSEE GAS PIPELINE COMPANY

Date: August 13, 1997                              /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                  Executive Vice President

Date: August 13, 1997                             /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER
        -------
           27             Financial Data Schedule