Form 10-Q
period 1997-09-30
TENNESSEE GAS PIPELINE CO
filed 1997-11-13
CIK 97142

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                       OUTSTANDING
                    -----                                       -----------
   Common Stock, par value $5.00 per share,
           as of November 13, 1997                               208 shares

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                              THIRD QUARTER                           NINE MONTHS
                                           ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                   -----------------------------------    -----------------------------------
                                         1997               1996                1997               1996
                                   ----------------    ---------------    ----------------    ---------------
                                   POST-ACQUISITION    PRE-ACQUISITION    POST-ACQUISITION    PRE-ACQUISITION
                                     CONSOLIDATED         COMBINED          CONSOLIDATED         COMBINED
Operating revenues...............        $851               $616               $2,325             $1,996
                                       ------               ----              -------             ------
Operating expenses
  Cost of gas and other
     products....................         642                391                1,695              1,277
  Operation and maintenance......         101                 98                  288                351
  Finance charges................          --                 18                   --                 51
  Depreciation, depletion, and
     amortization................          32                 43                  109                122
  Taxes, other than income
     taxes.......................          14                 14                   43                 45
                                       ------               ----              -------             ------
                                          789                564                2,135              1,846
                                       ------               ----              -------             ------
Operating income.................          62                 52                  190                150
                                       ------               ----              -------             ------
Other (income) and expense
  Interest and debt expense......          25                  7                   63                 29
  (Gain) loss on sale of asset,
     net.........................          --                  5                   --                 (5)
  Other -- net...................         (21)               (27)                 (57)               (70)
                                       ------               ----              -------             ------
                                            4                (15)                   6                (46)
                                       ------               ----              -------             ------
Income before income taxes.......          58                 67                  184                196
Income tax expense...............          22                 26                   71                 76
                                       ------               ----              -------             ------
Income before extraordinary
  item...........................          36                 41                  113                120
Extraordinary item...............          --                 (1)                  --                 (1)
                                       ------               ----              -------             ------
Net income.......................        $ 36               $ 40               $  113             $  119
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

                         TENNESSEE GAS PIPELINE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              SEPTEMBER 30,
                                                                  1997         DECEMBER 31,
                                                               (UNAUDITED)         1996
                                                              -------------    ------------
Current assets
  Cash and temporary investments............................     $   30           $   14
  Accounts and notes receivable, net........................      1,037              961
  Inventories...............................................         31               42
  Deferred income tax benefit...............................         41               67
  Other.....................................................        291              218
                                                                 ------           ------
          Total current assets..............................      1,430            1,302
Property, plant, and equipment, net.........................      4,692            3,945
Other.......................................................        388              484
                                                                 ------           ------
          Total assets......................................     $6,510           $5,731
                                                                 ======           ======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable..........................................     $  655           $  578
  Short-term borrowings (including current maturities of
     long-term debt)........................................         22               15
  Note payable to EPG.......................................        125              170
  Accrual for regulatory issues.............................         --              167
  Other.....................................................        541              349
                                                                 ------           ------
          Total current liabilities.........................      1,343            1,279
                                                                 ------           ------
Long-term debt, less current maturities.....................        977            1,005
                                                                 ------           ------
Deferred income taxes.......................................      1,136              774
                                                                 ------           ------
Other.......................................................        806              616
                                                                 ------           ------
Commitments and contingencies (See Note 2)

Minority interest...........................................         25               --
                                                                 ------           ------

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................         --               --
  Additional paid-in capital................................      2,740            2,625
  Retained earnings.........................................        109               --
  Notes receivable from EPTPC...............................       (626)            (568)
                                                                 ------           ------
          Total stockholder's equity........................      2,223            2,057
                                                                 ------           ------
          Total liabilities and stockholder's equity........     $6,510           $5,731
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

                         TENNESSEE GAS PIPELINE COMPANY

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                         NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                              ----------------------------------
                                                                    1997              1996
                                                              ----------------   ---------------
                                                              POST-ACQUISITION   PRE-ACQUISITION
                                                                CONSOLIDATED        COMBINED
Cash flows from operating activities
  Net income................................................       $  113             $ 119
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............          109               122
     Net gain on sale of assets.............................           --                (5)
     Deferred income tax expense............................          226                20
     Working capital changes................................         (135)              (27)
     Other..................................................          (40)             (211)
                                                                  -------             -----
          Net cash provided by operating activities.........          273                18
                                                                  -------             -----
Cash flows from investing activities
  Capital expenditures......................................          (60)             (267)
  Investment in joint ventures and equity investees.........          (44)              (41)
  Advances to EPG...........................................         (130)               --
  Collection of note receivable from partnership............           53                --
  Net proceeds from disposal of businesses and assets.......            9               283
  Investment in annuity.....................................          (42)               --
  Other.....................................................            7                 5
                                                                  -------             -----
          Net cash used in investing activities.............         (207)              (20)
                                                                  -------             -----
Cash flows from financing activities
  Net proceeds from long-term debt issuance.................          883                --
  Retirement of "push down" acquisition debt................         (883)               --
  Repayment of note payable to EPG..........................          (45)               --
  Retirement of long-term debt..............................           (1)             (325)
  Net increase in capitalized notes and advances with
     affiliates.............................................           --               451
  Net cash contribution from affiliates.....................           --              (405)
  Other.....................................................           (4)               11
                                                                  -------             -----
          Net cash used in financing activities.............          (50)             (268)
                                                                  -------             -----
Increase (decrease) in cash and temporary investments.......           16              (270)
Cash and temporary investments
          Beginning of period...............................           14               305
                                                                  -------             -----
          End of period.....................................       $   30             $  35
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

                         TENNESSEE GAS PIPELINE COMPANY

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The 1996 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Form 10-Q. The condensed consolidated balance sheet at December 31, 1996, is derived from audited financial statements. The condensed consolidated and combined financial statements at September 30, 1997, and for the nine months and quarters ended September 30, 1997, and 1996, are unaudited. The Company has restated its historical financial statements for the nine months and quarter ended September 30, 1996, to reflect the Distributions. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the cyclical nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholders' equity, except for the reclassifications of notes receivable from EPTPC which is discussed below.

Notes Receivable from EPTPC

     During the third quarter of 1997, management determined that a dividend from TGP to EPTPC would most likely be the source of funds to settle the notes receivable with EPTPC. Accordingly, at
September 30, 1997, these Notes receivable were reclassified as a reduction of stockholder's equity. To conform to current presentation, the 1996 balance of these notes receivable were also reclassified to stockholder's equity.

  Accounting for the Acquisition by EPG

     On December 12, 1996, EPG acquired the Company through a business combination accounted for as a purchase. To effect the purchase, a preliminary allocation of the purchase price was assigned to the Company's assets and liabilities acquired by EPG pending an analysis and assessment of the exposure to contingencies assumed in the acquisition, as well as other components of the purchase price allocation. As of
September 30, 1997, EPG has substantially completed its analysis and, accordingly, the Company has made adjustments for certain contingencies including, among other things, litigation, environmental, and regulatory issues. In addition, an independent appraisal of the fair value of the physical properties acquired, which supports the allocation to the property, plant and equipment of the Company's interstate pipeline systems, was completed in September 1997. The Company plans to finalize all adjustments in the fourth quarter of 1997.

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

     Activities for trading purposes consist of services provided to the energy sector and are accounted for using the mark-to-market method of accounting. Such trading activities are conducted through a variety of financial instruments, including forward contracts involving cash settlements or physical delivery of an energy commodity, swap contracts which require payments to (or receipts from) counterparties based on the differential between a fixed and variable price for the commodity, options, and other contractual arrangements.

     Under mark-to-market accounting, financial instruments with third parties are reflected at estimated market value, with resulting unrealized gains and losses recorded in operating income in the Consolidated Statements of Income. The net gains or losses recognized in the current period result primarily from transactions originating within the period and the impact of price movements on transactions originating in previous periods. The assets and liabilities resulting from mark-to-market accounting are presented as other current assets and other current liabilities in the Consolidated Balance Sheets. Terms regarding cash settlement of the contracts vary with respect to the actual timing of cash receipts and payments. Receivables and payables resulting from these timing differences are presented in accounts receivable, and accounts payable in the Consolidated Balance Sheets. Cash inflows and outflows associated with these price risk management activities are recognized in operating cash flow as the settlement of transactions occur.

     The market value of these financial instruments reflects management's best estimate considering various factors including exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

     Activities for non-trading purposes consist of transactions entered into by the Company to hedge the impact of market fluctuations on assets, liabilities, production, or other contractual commitments. In order to meet the requirements of a hedge, the transactions must be designated as such, meet certain correlation criteria, and reduce price risk. The Company uses forwards, swaps, and other contracts to hedge the impact of market fluctuations. Changes in the market value of these financial instruments are deferred until the gains or losses on the hedged item are recognized. When the underlying asset being hedged is sold, deferred gains or losses are recognized at the time of such sale. Deferred gains or losses are also recognized at the time it becomes probable that an anticipated hedged transaction or a portion thereof will not occur. Cash inflows and outflows are recognized in operating cash flow as the settlement of transactions occurs.

2. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     In February 1997, TGP filed with FERC a settlement of all issues related to the recovery by TGP of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). On April 16, 1997, FERC approved the settlement and TGP implemented the settlement on May 1, 1997. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect from customers a total of up to $770 million, of which approximately $665 million has been collected as of September 30, 1997. TGP is entitled to recover additional transition costs, up to the remaining $105 million, through a demand transportation surcharge and an interruptible transportation surcharge. The demand transportation surcharge portion is scheduled to be recovered over a period extending through December 1998. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and provides an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers.

     In April 1996, TGP filed with FERC a settlement that resolves the rates that are the subject of TGP's December 1994 rate case. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. In October 1996, FERC approved the stipulation with certain modifications and clarifications which are not material. In January 1997, FERC issued an order denying requests for rehearing of the October 1996 order. Under the stipulation, TGP's refund obligation was approximately $185 million, inclusive of interest, of which $161 million was refunded to customers in March 1997 and June 1997 with the remaining $24 million refund obligation offset against GSR recoveries in accordance with particular customer elections. TGP had provided a reserve for these rate refunds as revenues were collected. One party to the rate proceeding, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders approving the stipulation. The Company believes the FERC orders will be upheld.

     In July 1997, FERC issued an order on rehearing of its July 1996 order addressing cost allocation and rate design issues of TGP's 1991 general rate proceeding. All cost of service issues were previously resolved pursuant to a settlement that was approved by FERC. In the July 1996 order, FERC remanded to the presiding Administrative Law Judge the issue of proper allocation of TGP's New England lateral costs. In the July 1997 order on rehearing, FERC clarified, among other things, that although the ultimate resolution as to the proper allocation of costs will be applied retroactively to July 1, 1995, the cost of service settlement does not allow TGP to recover from other customers amounts that TGP may ultimately be required to refund. TGP has filed a Petition for Review with the Court of Appeals and a request for rehearing of the FERC order on this issue. Management believes that the resolution of this issue will not have a material impact on the financial position or results of operations of the Company.

     In October 1997 TGP filed its cashout report for the period September 1995 through August 1996, showing a cumulative loss of $11 million that would be rolled forward to the next cashout period pursuant to its tariff. In October 1997, FERC issued an order requesting additional information and justification from TGP as to its cashout methodology and reports. Management believes that the resolution of this issue will not have a material impact on the financial position or the results of operations of the Company.

  Environmental Matters

     In connection with EPG's assessment of its exposure to contingencies assumed in the acquisition of EPTPC, the reserve for certain environmental assessments and remediation activities has been increased by approximately $40 million in the third quarter of 1997 to $244 million as of September 30, 1997 (see Note 1).

     Since 1988, TGP has been engaged in an internal project to identify and deal with the presence of PCBs and other substances on the United States Environmental Protection Agency List of Hazardous Substances, at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems.

     In May 1995, following negotiations with its customers, TGP filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that established a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. This shipper filed a Petition of Review in April 1996 in the Court of Appeals; TGP believes the FERC order approving the Environmental Stipulation will be upheld on appeal. The Environmental Stipulation was effective July 1, 1995. As of September 30, 1997, a balance of $32 million remains to be collected under this agreement.

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

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information becomes available, or developments occur, related accrual amounts will be adjusted accordingly. While there are still uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes that the recorded estimate for the reserve is adequate.

  Legal Proceedings

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

     In October 1997, EPG established a new $750 million 5-year revolving credit and competitive advance facility and a new $750 million 364-day renewable revolving credit and competitive advance facility (collectively, the "Revolving Credit Facility"). EPTPC and TGP are also parties to the Revolving Credit Facility. Initially, the interest rate on amounts outstanding under the Revolving Credit Facility will be a 32.5 basis point spread over LIBOR and the spread will vary based on EPG's long-term debt credit rating. In connection with the establishment of the Revolving Credit Facility, EPTPC's revolving credit facility was also terminated, and the outstanding balance of $417 million was refinanced under the 5-year portion of the new Revolving Credit Facility with TGP designated as the borrower.

4. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at September 30, 1997, and December 31, 1996, consisted of the following:

                                                               1997      1996
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,391    $2,371
Less accumulated depreciation and depletion.................      87        --
                                                              ------    ------
                                                               2,304     2,371
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,388     1,574
                                                              ------    ------
          Total property, plant, and equipment, net.........  $4,692    $3,945
                                                              ======    ======

     The increase in additional acquisition cost assigned to plant is a result of the Company's continuing efforts to evaluate the fair market value of the assets and liabilities acquired in conjunction with the Merger (see Note 1).

5. INVENTORIES

     Inventories at September 30, 1997, and December 31, 1996, consisted of the following:

                                                              1997      1996
                                                              ----      ----
                                                              (IN MILLIONS)
Materials and supplies......................................   $19       $19
Gas in storage..............................................    12        23
                                                               ---       ---
                                                               $31       $42
                                                               ===       ===

     Materials and supplies and gas in storage are valued at the lower of cost or market, with cost determined using the average cost method.

6. MINORITY INTEREST

     At the end of the second quarter, the Company acquired for $26 million a 50 percent legal interest and controlling voting interest in a company that owns and operates a 70 MW power plant located in Dunaujvaros, Hungary. During the third quarter the Company began consolidating this investment. Accordingly, the assets and liabilities of the acquired company are reflected in the Consolidated Balance Sheets, while the equity not owned by the Company is included in minority interest in the Consolidated Balance Sheets. Revenues and expenses of the acquired company are reflected in the Consolidated Statements of Income. Contractually, the Company is entitled to receive 100 percent of the income of the acquired company, and the other equity owners are income participants only to the extent they receive reduced electricity rates; therefore, no minority interest is presented in the Consolidated Statements of Income.

7. ACCOUNTING FOR REGULATED OPERATIONS

     The Company's businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from those accounting methods used by non-regulated entities. Changes in the regulatory and economic environment may, at some point in the future, create circumstances in which the application of regulatory accounting principles would no longer be appropriate. During 1997, FERC approved TGP's GSR Stipulation and Agreement (discussed previously in Rates and Regulatory Matters of Note 2). The Company is currently evaluating the impact the FERC approval and the current economic environment may have on the continued application of regulatory accounting principles. If the Company's regulated businesses fail to qualify under these accounting principles, an amount would be charged to earnings as an extraordinary item in accordance with SFAS No. 101, Regulated
Enterprises -- Accounting for Discontinuation of Application of SFAS No. 71. At September 30, 1997, this amount was estimated to be approximately $17 million, net of income taxes. Any potential charge would be non-cash and would not directly effect the regulated companies' ability to seek recovery of the underlying deferred costs in their future rate proceedings or their ability to collect the rates set thereby.

8. RECENT PRONOUNCEMENTS

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

  Derivative Disclosure

     In February 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, Disclosure of Derivative and Other Financial Instruments, which requires enhanced disclosure related to accounting policies for derivatives and quantitative and qualitative disclosure concerning market risk inherent in derivatives and other financial instruments.

     The effective date for the enhanced accounting policy disclosure requirements is for fiscal periods ending after June 15, 1997 (see Note 1). Requirements for quantitative and qualitative disclosures about market risks are effective for the Company for December 31, 1997. The Company is currently evaluating the impact of this pronouncement.

  Other

     The Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, and Statement of Position No. 96-1, Environmental Remediation Liabilities, effective January 1, 1997. The adoption of these pronouncements did not have a material impact on the Company's financial position or results of operations.

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

                             RESULTS OF OPERATIONS

REGULATED OPERATIONS

                                       THIRD QUARTER                           NINE MONTHS
                                    ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                            -----------------------------------    -----------------------------------
                                  1997               1996                1997               1996
                            ----------------    ---------------    ----------------    ---------------
       (IN MILLIONS)        POST-ACQUISITION    PRE-ACQUISITION    POST-ACQUISITION    PRE-ACQUISITION
       -------------          CONSOLIDATED         COMBINED          CONSOLIDATED         COMBINED
Operating revenues.........       $186               $188                $590               $588
Operating expenses.........        118                115                 371                395
                                ------               ----              ------               ----
Operating income...........       $ 68               $ 73                $219               $193
                                ======               ====              ======               ====

  Third Quarter 1997 Compared to Third Quarter 1996

     Operating revenues for the quarter ended September 30, 1997, were $2 million lower than for the same period of 1996. The decrease was primarily due to a milder 1996-1997 winter heating season which affected the timing as well as the quantity of customer summer storage activity during the third quarter of 1997.

     Operating expenses for the quarter ended September 30, 1997, were $3 million higher than for the same period of 1996, primarily due to an increase in depreciation expense as a result of the amortization of additional acquisition cost assigned to utility plant, as well as new lower fuel retention rates that took effect in the second quarter of 1997. Offsetting the increase were lower labor and benefit costs attributable to a reduction in staffing levels which occurred throughout the latter half of 1996 and the first quarter of 1997.

  Nine Months Ended 1997 Compared to Nine Months Ended 1996

     Operating revenues for the nine months ended September 30, 1997, were $2 million higher than for the same period of 1996 primarily due to new system rates on TGP which went into effect November 1, 1996. The increase was offset by lower revenues due to a milder 1996-1997 winter heating season which affected the timing as well as the quantity of customer summer storage activity during the third quarter of 1997.

     Operating expenses for the nine months ended September 30, 1997, were $24 million lower than for the same period of 1996, primarily due to lower labor and benefit costs attributable to a reduction in staffing levels which occurred throughout the latter half of 1996 and the first quarter of 1997, as well as lower legal costs and operating and maintenance costs. The decrease in operating expenses was partially offset by an increase in depreciation expense as a result of the amortization of additional acquisition cost assigned to utility plant, as well as new lower fuel retention rates effective during the second quarter of 1997.

NON-REGULATED OPERATIONS

                                       THIRD QUARTER                           NINE MONTHS
                                    ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                            -----------------------------------    -----------------------------------
                                  1997               1996                1997               1996
                            ----------------    ---------------    ----------------    ---------------
       (IN MILLIONS)        POST-ACQUISITION    PRE-ACQUISITION    POST-ACQUISITION    PRE-ACQUISITION
       -------------          CONSOLIDATED         COMBINED          CONSOLIDATED         COMBINED
Gathering and treating
  margin...................       $ 5                 $ 3                $ 9                $  8
Processing margin..........         0                   2                  3                   3
Marketing margin...........        12                   6                 19                  17
Other......................         6                  26                  9                 103
                                  ---                 ---                ---                ----
          Total gross
            margin.........        23                  37                 40                 131
Operating expenses.........        29                  58                 69                 174
                                  ---                 ---                ---                ----
Operating loss.............       $ 6                 $21                $29                $ 43
                                  ===                 ===                ===                ====

  Third Quarter 1997 Compared to Third Quarter 1996

     Total gross margin (revenue less cost of sales) and operating expenses were both lower for the quarter ended September 30, 1997, than for the same period of 1996 primarily due to the discontinuance of Tenneco Credit Corporation's (now renamed El Paso Energy Credit Corporation) commercial activities and the sale of certain businesses in the fourth quarter of 1996 whose revenues and expenses are included in the 1996 amounts. These sales included the Company's oil and gas exploration, production and financing unit, formerly known as Tenneco Ventures, and 70 percent of the Company's interests in two natural gas pipeline systems in Australia. Following the sale, the Australian natural gas pipelines operations were accounted for by the equity method. As part of the continuing effort to integrate the businesses of EPG and the Company subsequent to the Merger, substantially all the marketing business of EPG's marketing subsidiaries was transferred to the Company's marketing subsidiaries effective April 1, 1997. The marketing margin increase is associated with higher volumes from the assignment of contracts and generally higher industry-wide gas marketing margins in the third quarter of 1997. In addition, partially offsetting the decline in gross margin was the consolidation during the third quarter of 1997 of the Hungary project described in Note 6.

  Nine Months Ended 1997 Compared to Nine Months Ended 1996

     Total gross margin and operating expenses were both lower for the nine months ended September 30, 1997, than for the same period of 1996 primarily due to the discontinuance of Tenneco Credit Corporation (now renamed El Paso Energy Credit Corporation) commercial activities and the sale of certain businesses in the fourth quarter of 1996 whose revenues and expenses are included in the 1996 amounts. These sales included the Company's oil and gas exploration, production and financing unit, formerly known as Tenneco Ventures, and 70 percent of the Company's interests in two natural gas pipeline systems in Australia. Following the sale, the Australian natural gas pipelines operations were accounted for by the equity method. The increase in marketing margin is associated with generally higher volumes from the assignment of contracts and higher industry-wide gas marketing margins in the third quarter of 1997. Partially offsetting this increase was lower marketing margins in the second quarter associated with lower industry-wide gas margins, as well as extreme market volatility which negatively impacted natural gas marketing activities and trading positions during the first quarter. In addition, partially offsetting the decline in gross margin was the consolidation during the third quarter of 1997 of the Hungary project described in Note 6.

OTHER INCOME AND EXPENSE

  Third Quarter 1997 Compared to Third Quarter 1996

     Other expense for the quarter ended September 30, 1997, was $19 million higher than for the same period of 1996. The increase was due primarily to an increase in interest and debt expense, and a decrease in interest income in the third quarter of 1997 offset by a loss on sale of assets during the third quarter 1996.

  Nine Months Ended 1997 Compared to Nine Months Ended 1996

     Other expense for the nine months ended September 30, 1997, was $52 million higher than for the same period of 1996. The increase was due primarily to the recognition of a gain on the sale of the Company's 50 percent general partnership interest in Tenneco Mobile Bay Gathering Co. in February 1996, a reduction in equity income from unconsolidated subsidiaries in the nine months ended September 30, 1997, a favorable legal settlement in the second quarter of 1996, an increase in interest and debt expense, and a decrease in interest income in the nine months ended September 30, 1997, offset by a loss on sale of assets during the third quarter 1996.

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

     Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include increasing competition within the Company's industry, the timing and extent of changes in commodity prices for natural gas, uncertainties associated with acquisitions and joint ventures, potential environmental liabilities, potential contingent liabilities and tax liabilities related to the Merger, political and economic risks associated with current and future operations in foreign countries, conditions of the equity and other capital markets during the periods covered by the forward-looking statements, and other risks, uncertainties and factors discussed more completely in the Company's other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended
December 31, 1996.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1           -- $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997
                            between EPG, The Chase Manhattan Bank, Citibank, N.A.,
                            Morgan Guaranty Trust Company of New York, and certain
                            other banks.
          10.2           -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997
                            between EPG, The Chase Manhattan Bank, Citibank, N.A.,
                            Morgan Guaranty Trust Company of New York, and certain
                            other banks.
          27             -- Financial Data Schedule.

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

                                            TENNESSEE GAS PIPELINE COMPANY

Date: November 13, 1997                            /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                  Executive Vice President

Date: November 13, 1997                           /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1           -- $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997
                            between EPG, The Chase Manhattan Bank, Citibank, N.A.,
                            Morgan Guaranty Trust Company of New York, and certain
                            other banks.
          10.2           -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997
                            between EPG, The Chase Manhattan Bank, Citibank, N.A.,
                            Morgan Guaranty Trust Company of New York, and certain
                            other banks.
          27             -- Financial Data Schedule.