Form 10-Q
period 1998-03-31
TENNESSEE GAS PIPELINE CO
filed 1998-05-15
CIK 97142

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

       Registrant's Telephone Number, Including Area Code: (713) 420-2131

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                       OUTSTANDING
                    -----                                       -----------
   Common Stock, par value $5.00 per share,
              as of May 14, 1998                                 208 shares

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

================================================================================

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                                      DEFINITIONS
                                                      -----------
ALJ.........................  Administrative Law Judge
Company.....................  Tennessee Gas Pipeline Company and its subsidiaries
Court of Appeals............  United States Court of Appeals for the District of Columbia
                              Circuit
EPA.........................  United States Environmental Protection Agency
EPG.........................  El Paso Natural Gas Company
EPTPC.......................  El Paso Tennessee Pipeline Co. an indirect subsidiary of El
                              Paso Natural Gas Company
FERC........................  The Federal Energy Regulatory Commission
GSR.........................  Gas supply realignment
PCB(s)......................  Polychlorinated biphenyl(s)
PLN.........................  Perusahaan Listrik Negra, the Indonesian government-owned electric utility
PRP(s)......................  Potentially responsible party(ies)
SFAS........................  Statement of Financial Accounting Standards
TGP.........................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of
                              El Paso Tennessee Pipeline Co.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                    CONDENSED COMBINED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                FIRST QUARTER
                                                               ENDED MARCH 31,
                                                              ------------------
                                                               1998        1997
                                                              ------      ------
                                                               PRE-CONTRIBUTION
                                                                   COMBINED
Operating revenues..........................................  $1,455      $1,595
                                                              ------      ------
Operating expenses
  Cost of gas and other products............................   1,210       1,385
  Operation and maintenance.................................     106          94
  Depreciation, depletion, and amortization.................      39          44
  Taxes, other than income taxes............................      13          16
                                                              ------      ------
                                                               1,368       1,539
                                                              ------      ------
Operating income............................................      87          56
                                                              ------      ------
Other (income) and expense
  Interest and debt expense.................................      31          13
  Other -- net..............................................     (13)        (17)
                                                              ------      ------
                                                                  18          (4)
                                                              ------      ------
Income before income taxes..................................      69          60
Income tax expense..........................................      23          23
                                                              ------      ------
Net income..................................................  $   46      $   37
                                                              ======      ======
Comprehensive income........................................  $   45      $   37
                                                              ======      ======

              The accompanying Notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

               CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                                  MARCH 31,         DECEMBER 31,
                                                                    1998                1997
                                                              -----------------   ----------------
                                                              POST-CONTRIBUTION   PRE-CONTRIBUTION
                                                                CONSOLIDATED          COMBINED
Current assets
  Cash and temporary investments............................       $   21              $   34
  Accounts and notes receivable, net........................          992               1,047
  Inventories...............................................           25                  41
  Deferred income tax benefit...............................          100                 100
  Other.....................................................          299                 275
                                                                   ------              ------
          Total current assets..............................        1,437               1,497
Property, plant, and equipment, net.........................        4,773               4,833
Other.......................................................          409                 379
                                                                   ------              ------
          Total assets......................................       $6,619              $6,709
                                                                   ======              ======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable..........................................       $  711              $  836
  Short-term borrowings (including current maturities of
     long-term debt)........................................          424                 425
  Note payable to EPG.......................................          125                 125
  Other.....................................................          487                 509
                                                                   ------              ------
          Total current liabilities.........................        1,747               1,895
                                                                   ------              ------
Long-term debt, less current maturities.....................          977                 976
                                                                   ------              ------
Deferred income taxes.......................................        1,167               1,150
                                                                   ------              ------
Other.......................................................          793                 798
                                                                   ------              ------

Commitments and contingencies (See Note 4)

Minority Interest...........................................           25                  25
                                                                   ------              ------

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................           --                  --
  Additional paid-in capital................................        1,873               1,872
  Retained earnings.........................................           45                  --
  Accumulated other comprehensive income....................           (8)                 (7)
                                                                   ------              ------
          Total stockholder's equity........................        1,910               1,865
                                                                   ------              ------
          Total liabilities and stockholder's equity........       $6,619              $6,709
                                                                   ======              ======

              The accompanying Notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               FIRST QUARTER
                                                              ENDED MARCH 31,
                                                              ----------------
                                                              1998       1997
                                                              -----      -----
                                                              PRE-CONTRIBUTION
                                                                  COMBINED
Cash flows from operating activities
  Net income................................................  $  46      $  37
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion, and amortization..............     39         44
     Deferred income taxes..................................     19         44
     Other..................................................     (4)        (2)
  Working capital changes...................................    (91)       115
  Other.....................................................     12        (12)
                                                              -----      -----
          Net cash provided by operating activities.........     21        226
                                                              -----      -----
Cash flows from investing activities
  Capital expenditures......................................    (19)       (16)
  Investment in joint ventures and equity investees.........    (23)        --
  Net changes in advances to EPG............................      1       (211)
  Collection of note receivable from partnership............     --         53
  Other.....................................................      7          3
                                                              -----      -----
          Net cash used in investing activities.............    (34)      (171)
                                                              -----      -----
Cash flows from financing activities
  Net proceeds from long-term debt issuance.................     --        883
  Dividend to EPTPC.........................................     --       (889)
  Repayment of note payable to EPG..........................     --        (45)
                                                              -----      -----
          Net cash used in financing activities.............     --        (51)
                                                              -----      -----
Increase (decrease) in cash and temporary investments.......    (13)         4
Cash and temporary investments
          Beginning of period...............................     34         19
                                                              -----      -----
          End of period.....................................  $  21      $  23
                                                              =====      =====

              The accompanying Notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

       NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. CHANGE IN REPORTING ENTITY

     In March 1998, El Paso Management Company, a subsidiary of EPG and parent of EPTPC, exchanged all the common stock of El Paso Marketing Services Company ("EPMSC") for approximately 934,000 shares of 6 1/4% Cumulative Junior Preferred Stock, Series C ("Series C Preferred Stock") of EPTPC for a total value of $47 million representing the net book value of EPMSC at the exchange date. EPTPC, in turn, contributed the common stock of EPMSC to TGP. This exchange resulted in a change in reporting entity as defined in Accounting Principles Board Opinion No. 20, Accounting Changes, requiring a restatement in order to show financial information for the new reporting entity for all periods presented. The condensed consolidated balance sheet at March 31, 1998, contained herein reflects the contribution of EPMSC and is referred to as "Post-Contribution Consolidated". The combined financial statements of the Company for periods prior to March 31, 1998, are referred to as "Pre-Contribution Combined." The pre-contribution combined financial statements have been prepared as though the exchange had occurred January 1, 1997, and the value assigned to the Series C Preferred Stock was $58 million, the book value of the net assets of EPMSC at January 1, 1997. Earnings in each respective period from January 1, 1997, to the exchange date are reflected as an increase or decrease in the assigned value of Series C Preferred Stock. Net income excluding the effects of the exchange of EPMSC for the quarters ended March 31, 1998 and 1997, would have been $45 million and $48 million, respectively.

2. BASIS OF PRESENTATION

     The 1997 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Form 10-Q. The condensed consolidated and combined financial statements at March 31, 1998 and December 31, 1997, and for the quarters ended March 31, 1998, and 1997, are unaudited. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses.

  Comprehensive Income

     In compliance with SFAS No. 130, Reporting Comprehensive Income, the Company has displayed comprehensive income in the Condensed Combined Statements of Income. The only component of comprehensive income is the cumulative translation adjustment which results from differences in the translation of foreign currencies. This amount is reflected as accumulated other comprehensive income in the Condensed Consolidated and Combined Balance Sheets.

3. SEGMENTS

     The Company has elected to adopt the standards outlined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective January 1, 1998. The adoption of SFAS No. 131 did not cause the Company's aggregation of business activities into segments to change from previously reported periods.

     The Regulated segment includes the interstate pipeline systems of TGP, Midwestern Gas Transmission Company, and East Tennessee Natural Gas Company. The segment transports natural gas to the northeast section of the United States including the states of Tennessee, Virginia, and Georgia as well as New York City, Chicago, and Boston metropolitan areas. The Non-Regulated segment provides natural gas gathering, products extraction, dehydration, purification, compression and intrastate transmission services. The

Non-Regulated segment also markets and trades natural gas, power, and petroleum products, and develops and operates energy infrastructure facilities worldwide. The accounting policies of the individual segments are the same as those of the Company, as a whole, as summarized in Note 2, Basis of Presentation.

                                                                   SEGMENTS
                                                     FOR THE QUARTER ENDED MARCH 31, 1998
                                                     ------------------------------------
                                                                      NON-
                                                     REGULATED      REGULATED      TOTAL
                                                     ---------      ---------      ------
(IN MILLIONS)                                             PRE-CONTRIBUTION COMBINED
Revenues from external customers...................   $  203         $1,252        $1,455
Intersegment revenue...............................        9             --             9
Operating income (loss)............................       94             (7)           87

                                                        POST-CONTRIBUTION CONSOLIDATED
Segment assets.....................................    5,294          1,213         6,507

                                                                   SEGMENTS
                                                     FOR THE QUARTER ENDED MARCH 31, 1997
                                                     ------------------------------------
                                                                      NON-
                                                     REGULATED      REGULATED      TOTAL
                                                     ---------      ---------      ------
(IN MILLIONS)                                             PRE-CONTRIBUTION COMBINED
Revenues from external customers...................   $  205         $1,390        $1,595
Intersegment revenue...............................       10             --            10
Operating income (loss)............................       80            (24)           56
Segment Assets.....................................    4,802          1,323         6,125

     The reconciliations of operating income to income before income taxes are presented below for the quarters ended March 31:

                                                              1998      1997
                                                              ----      ----
                                                              (IN MILLIONS)
                                                              PRE-CONTRIBUTION
                                                                 COMBINED
Operating income............................................  $ 87      $ 56
Interest and debt expense...................................   (31)      (13)
Other -- net................................................    13        17
                                                              ----      ----
Income before income taxes..................................  $ 69      $ 60
                                                              ====      ====

4. COMMITMENTS AND CONTINGENCIES

  Indonesian Economic Difficulties

     The Company owns a 47.5 percent interest in a power generating plant in Sengkang, South Sulawesi, Indonesia, with a book value at March 31, 1998 of approximately $20 million. Current economic events in Indonesia have resulted in the devaluation of the Indonesian Rupiah and delays or cancellations of certain infrastructure power projects in that country. The Company has met with PLN and the Indonesian Minister of Finance to discuss the terms of its power sales agreement in light of the current Indonesian economic problems. While the Company cannot predict the ultimate outcome of Indonesia's financial difficulties or the impact of such matters to the Company, it believes PLN, with the backing of the Office of the Minister of Finance, will honor all obligations on the Sengkang project in full. The Company believes the current economic difficulties in Indonesia will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. As of April 30, 1998, all amounts billed and due had been paid in full.

  Rates and Regulatory Matters

     In February 1997, TGP filed with FERC a settlement of all issues related to the recovery of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). In April 1997, FERC approved the settlement and TGP implemented the settlement on May 1, 1997. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect from customers up to $770 million, of which approximately $701 million has been collected as of March 31, 1998. TGP is entitled to recover additional transition costs, up to the remaining $69 million, through a demand transportation surcharge and an interruptible transportation surcharge. The demand transportation surcharge portion is scheduled to be recovered over a period extending through December 1998. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers.

     In December 1994, TGP filed for a general rate increase with FERC and in October 1996, FERC approved the settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. Under the settlement, TGP's refund obligation was approximately $185 million, inclusive of interest, of which $161 million was refunded to customers in March 1997 and June 1997 with the remaining $24 million refund obligation offset against GSR recoveries in accordance with particular customer elections. TGP had provided a reserve for these rate refunds as revenues were collected. One party, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders.

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

     Management believes the ultimate resolution of the aforementioned rate and regulatory matters, which are in various stages of finalization, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Environmental Matters

     As of March 31, 1998, the Company had a reserve of approximately $245 million to cover environmental assessments and remediation activities discussed below.

     Since 1988, TGP has been engaged in an internal project to identify and deal with the presence of PCBs and other substances of concern, including substances on the EPA List of Hazardous Substances, at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While conducting this project, TGP has been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, to assure that its efforts meet regulatory requirements.

     In May 1995, following negotiations with its customers, TGP filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. The Environmental Stipulation was effective July 1, 1995. As of March 31, 1998, a balance of $20 million remains to be collected under the stipulation.

     The Company and certain of its subsidiaries have been designated, have received notice that they may be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 29 sites under the Comprehensive Environmental Response, Compensation and Liability Act or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company has initiated proceedings against its historic liability insurers seeking payment or reimbursement of costs and liabilities associated with environmental matters. In these proceedings, the Company contends that certain environmental costs and liabilities associated with various entities or sites, including costs associated with former operating sites, must be paid or reimbursed by certain of its historic insurers. The proceedings are in their initial stages and, accordingly, it is not possible to predict the outcome.

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

  Legal Proceedings

     On February 12, 1998, the United States and the State of Texas filed in a United States District Court a Comprehensive Environmental Response, Compensation and Liability Act cost recovery action, United States v. Atlantic Richfield Co., et al against fourteen companies including the following affiliates of EPG: TGP, EPTPC, EPEC Corporation, EPEC Polymers, Inc. and the dissolved Petro-Tex Chemical Corporation, relating to the Sikes Disposal Pits Superfund Site ("Sikes") located in Harris County, Texas. Sikes was an unpermitted waste disposal site during the 1960s that accepted waste hauled from numerous Houston Ship Channel industries. The suit alleges that the former Tenneco Chemicals, Inc. and Petro-Tex Chemical Corporation arranged for disposal of hazardous substances at Sikes. TGP, EPTPC, EPEC Corporation and EPEC Polymers, Inc. are alleged to be derivatively liable as successors or as parent corporations. The suit claims that the United States and the State of Texas have expended over

$125 million in remediating the site, and seeks to recover that amount plus interest. Other companies named as defendants include Atlantic Richfield Company, Crown Central Petroleum Corporation, Occidental Chemical Corporation, Exxon Corporation, Goodyear Tire & Rubber Company, Rohm & Haas Company, Shell Oil Company and Vacuum Tanks, Inc. These defendants have filed their answers and third-party complaints have been filed seeking contribution from twelve other entities believed to be PRPs at Sikes. Although factual investigation relating to Sikes is in very preliminary stages, the Company believes that the amount of material disposed at Sikes from the Tenneco Chemicals, Inc. or Petro-Tex Chemical Corporation facilities, if any, was small, possibly de minimis. However, the government plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring. While the outcome of this matter cannot be predicted with certainty, management does not expect this matter to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     TGP is a party in proceedings involving federal and state authorities regarding the past use by TGP of a lubricant containing PCBs in its starting air systems. TGP has executed a consent order with the EPA governing the remediation of certain of its compressor stations and is working with the relevant states regarding those remediation activities. TGP is also working with the Pennsylvania and New York environmental agencies to specify the remediation requirements at the Pennsylvania and New York stations. Remediation activities in Pennsylvania are complete with the exception of some long-term groundwater monitoring requirements. Remediation and characterization work at the compressor stations under its consent order with the EPA and the jurisdiction of the New York Department of Environmental Conservation is ongoing. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     In Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Company (Franklin County Circuit Court, Docket No. 88-C1-1531, November 16, 1988), the Kentucky environmental agency alleged that TGP discharged pollutants into the waters of the state without a permit and disposed of PCBs without a permit. The agency sought an injunction against future discharges, sought an order to remediate or remove PCBs, and sought a civil penalty. TGP has entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits for its Kentucky stations from the agency, and continues to work to resolve the remaining issues. The relevant Kentucky compressor stations are scheduled to be characterized and remediated under the consent order with the EPA. Management believes that the resolution of this issue will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management currently does not expect these matters to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     The assessment phase related to internally developed computer applications has been completed and the cost estimate for making the necessary changes to such systems, including implementation and testing efforts, is approximately $4 million to be spent in 1998 and 1999. These estimates were based on various factors including availability of internal and external resources and complexity of the software applications. The recent upgrade of various systems, particularly the financial systems, to a Year 2000 compliant client/server platform has greatly reduced or eliminated concerns in those areas.

     The assessment phase for the third party software, hardware, and embedded chip systems impacts is continuing, with completion of that phase and an estimate of costs necessary to modify or replace those systems to be available in the second quarter of 1998. Included in this phase of the project is the effort to obtain representations and assurances from third party vendors that their software, hardware products, and embedded chip systems being used by the Company are or will be Year 2000 compliant. Implementation and testing phases are expected to be completed by mid 1999.

     It is the Company's goal to ensure that all of the critical systems and processes which are under its direct control remain functional. However, because certain systems may be interrelated with systems outside the control of the Company, there can be no assurance that all implementations will be successful. Management does not expect the costs to modify its systems or to correct any unsuccessful system implementations to have a material adverse impact on the Company's financial position, results of operations, or cash flows.

5. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at March 31, 1998, and December 31, 1997, consisted of the following:

                                                              1998                 1997
                                                        -----------------    ----------------
                                                                    (IN MILLIONS)

                                                        POST-CONTRIBUTION    PRE-CONTRIBUTION
                                                          CONSOLIDATED           COMBINED
Property, plant, and equipment, at cost...............       $2,504               $2,534
Less accumulated depreciation and depletion...........          150                  125
                                                             ------               ------
                                                              2,354                2,409
Additional acquisition cost assigned to utility plant,
  net of accumulated amortization.....................        2,419                2,424
                                                             ------               ------
          Total property, plant, and equipment, net...       $4,773               $4,833
                                                             ======               ======

6. INVENTORIES

     Inventories at March 31, 1998, and December 31, 1997, consisted of the following:

                                                            1998                 1997
                                                      -----------------    ----------------
                                                                  (IN MILLIONS)

                                                      POST-CONTRIBUTION    PRE-CONTRIBUTION
                                                        CONSOLIDATED           COMBINED
Materials and supplies..............................         $16                 $16
Gas in storage......................................           9                  25
                                                             ---                 ---
                                                             $25                 $41
                                                             ===                 ===

     Materials and supplies and gas in storage are valued at the lower of cost or market, with cost determined using the average cost method.

7. RECENT PRONOUNCEMENTS

  Pensions and Other Postretirement Benefits Disclosures

     In February 1998, SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, was issued by the Financial Accounting Standards Board to standardize related disclosure requirements. SFAS No. 132 requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets, and eliminates certain disclosures no longer considered useful, including general descriptions of the plans. Aggregation of information about certain plans is also permitted. This statement does not change the requirements for the measurement and recognition of those plans. It is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of this pronouncement.

  Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance for accounting of such costs, and also defines internal-use computer software. It is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effects of this pronouncement.

  Reporting on the Costs of Start-Up Activities

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The statement defines start-up activities and requires start-up and organization costs to be expensed as incurred. It is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7, 7A, and 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in addition to the interim condensed consolidated and combined financial statements and accompanying notes presented in Item 1 of this Form 10-Q.

CHANGE IN REPORTING ENTITY

     In March 1998, El Paso Management Company, a subsidiary of EPG and the parent of EPTPC, exchanged all the common stock of EPMSC for approximately 934,000 shares of Series C Preferred Stock of EPTPC for a total value of $47 million. EPTPC, in turn, contributed the common stock of EPMSC to TGP. This contribution resulted in a change in reporting entity as defined in Accounting Principles Board Opinion No. 20, Accounting Changes, requiring a restatement in order to show financial information for the new reporting entity for all periods presented. The management's discussion and analysis of financial condition and results of operations below is based on restated information for the new reporting entity.

                             RESULTS OF OPERATIONS

GENERAL

     The Company has elected to adopt the standards outlined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, effective January 1, 1998. The adoption of SFAS No. 131 did not cause the Company's aggregation of business activities into segments to change from previously reported periods. Operating revenues by segment include intersegment sales which are eliminated in consolidation. For a further discussion of the individual segments, see Note 3 of Item 1, Financial Statements.

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

SEGMENT RESULTS

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1998      1997
                                                              ----      ----
                                                              (IN MILLIONS)
                                                              PRE-CONTRIBUTION
                                                                 COMBINED
                                                              --------------
OPERATING INCOME
Regulated...................................................  $ 94      $ 80
Non Regulated...............................................    (7)      (24)
                                                              ----      ----
          Total operating income............................  $ 87      $ 56
                                                              ====      ====

     Operating income for the quarter ended March 31, 1998, was $31 million higher than for the same period of 1997 as discussed below.

  Regulated Operations

                                                               FIRST QUARTER
                                                              ENDED MARCH 31,
                                                              ---------------
                                                              1998      1997
                                                              -----     -----
                                                               (IN MILLIONS)

                                                              PRE-CONTRIBUTION
                                                                 COMBINED
Operating revenues..........................................  $ 212     $ 215
Operating expenses..........................................   (118)     (135)
                                                              -----     -----
  Operating income..........................................  $  94     $  80
                                                              =====     =====

     Operating revenues for the quarter ended March 31, 1998 were $3 million lower than for the same period of 1997 primarily because of lower transportation volumes resulting from warmer average temperatures in the northeastern and midwestern markets.

     Operating expenses for the quarter ended March 31, 1998 were $17 million lower than for the same period of 1997 primarily due to lower fuel costs associated with the change in throughput attributable to warmer average temperatures in the northeast and midwest in the first quarter of 1998. Also contributing to the decrease in operating expenses were lower labor costs, benefit costs, and payroll taxes which resulted from the reduction in staffing levels which occurred during the first quarter of 1997. Depreciation expense was also lower in the first quarter of 1998 due to the finalization of the adjustments to the purchase price amount allocated to property, plant and equipment based on the completion of an independent asset appraisal in the fourth quarter of 1997.

  Non-Regulated Operations

                                                               FIRST QUARTER
                                                              ENDED MARCH 31,
                                                              ----------------
                                                              1998       1997
                                                              -----      -----
                                                               (IN MILLIONS)
                                                              PRE-CONTRIBUTION
                                                                  COMBINED
Gathering and treating margin...............................   $ 3       $  2
Processing margin...........................................     1          3
Natural gas and petroleum marketing margin..................     6         (5)
Power margin................................................     7         --
                                                               ---       ----
          Total gross margin................................    17         --
Other revenues..............................................    15         --
Operating expenses..........................................    39         24
                                                               ---       ----
Operating loss..............................................   $(7)      $(24)
                                                               ===       ====

     Total gross margin (revenue less cost of sales) for the quarter ended March 31, 1998 was $17 million higher than for the same period of 1997. The increase is primarily due to the income recognition from long-term natural gas and electric power contracts closed during the quarter. The Company's energy marketing operations have been negatively impacted by low natural gas and power trading margins, which are expected to continue.

     Other revenues for the quarter ended March 31, 1998, were $15 million higher than for the same period of 1997. The increase was due primarily to the acquisition of a controlling interest in the EMA Power project in June 1997.

     Operating expenses for the quarter ended March 31, 1998, were $15 million higher than for the same period of 1997 primarily due to costs related to the EMA Power project, increased costs associated with the Company's marketing activities, and higher international project development costs.

  OTHER INCOME AND EXPENSE

     Other expense for the quarter ended March 31, 1998, was $22 million higher than for the same period of 1997. The increase was due primarily to the increase in average debt outstanding during the first quarter of 1998 as a result of the March 1997 issuance of long-term debt of approximately $883 million.

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

     Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include increasing competition within the Company's industry, the timing and extent of changes in commodity prices for natural gas and power, uncertainties associated with acquisitions and joint ventures, potential environmental liabilities, potential contingent liabilities and tax liabilities related to acquisitions, including EPG's acquisition of the Company, political and economic risks associated with current and future operations in foreign countries, conditions of the equity and other capital markets during the periods covered by the forward-looking statements, and other risks, uncertainties and factors discussed more completely in the Company's other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 4, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.B           -- By-laws of TGP, as amended March 1, 1998.
          27             -- Financial Data Schedule.

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

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TENNESSEE GAS PIPELINE COMPANY

Date: May 15, 1998                                 /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                  Executive Vice President

Date: May 15, 1998                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)