Form 10-Q/A
period 1998-03-31
TENNESSEE GAS PIPELINE CO
filed 1998-08-14
CIK 97142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TENNESSEE GAS PIPELINE COMPANY

                                EXPLANATORY NOTE

     Tennessee Gas Pipeline Company hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, to include Restated Financial Data Schedules for the following periods as a result of a change in reporting entity as defined in Accounting Principles Board Opinion No. 20, "Accounting Changes":

Year Ended December 31, 1997
Year Ended December 31, 1996
Year Ended December 31, 1995
Quarter Ended March 31, 1997
Quarter Ended June 30, 1997
Quarter Ended September 30, 1997
Quarter Ended March 31, 1996
Quarter Ended June 30, 1996
Quarter Ended September 30, 1996

     Accordingly, the undersigned hereby amends the Exhibit Index of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, by inserting in the Exhibit Index Exhibits 27(2) through 27(10) filed herewith. All exhibits other than Exhibits 27(2) through 27(10) that are marked with an asterisk (*) in the Exhibit List were filed with the registrant's Form 10-Q on May 15, 1998.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *3.B           -- By-laws of TGP, as amended March 1, 1998.
         *27(1)          -- Financial Data Schedule for the Quarter Ended March 31,
                            1998.
         *27(2)          -- Financial Data Schedule for the Year Ended December 31,
                            1997.
         *27(3)          -- Financial Data Schedule for the Year Ended December 31,
                            1996.
         *27(4)          -- Financial Data Schedule for the Year Ended December 31,
                            1995.
         *27(5)          -- Financial Data Schedule for the Quarter Ended March 31,
                            1997.
         *27(6)          -- Financial Data Schedule for the Quarter Ended June 30,
                            1997.
         *27(7)          -- Financial Data Schedule for the Quarter Ended September
                            30, 1997.
         *27(8)          -- Financial Data Schedule for the Quarter Ended March 31,
                            1996.
         *27(9)          -- Financial Data Schedule for the Quarter Ended June 30,
                            1996.
         *27(10)         -- Financial Data Schedule for the Quarter Ended September
                            30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TENNESSEE GAS PIPELINE COMPANY

Date: August 14, 1998                              /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                  Executive Vice President
                                                 (Chief Financial Officer)

Date: August 14, 1998                             /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

                EXHIBIT
                 NUMBER                                  DESCRIPTION
                -------                                  -----------
        *3.B                     -- By-laws of TGP, as amended March 1, 1998
        *27(1)                   -- Financial Data Schedule for the Quarter ended March 31,
                                    1998
        *27(2)                   -- Financial Data Schedule for the Year Ended December 31,
                                    1997
        *27(3)                   -- Financial Data Schedule for the Year Ended December 31,
                                    1996
        *27(4)                   -- Financial Data Schedule for the Year Ended December 31,
                                    1995
        *27(5)                   -- Financial Data Schedule for the Quarter Ended March 31,
                                    1997
        *27(6)                   -- Financial Data Schedule for the Quarter Ended June 30,
                                    1997
        *27(7)                   -- Financial Data Schedule for the Quarter Ended September
                                    30, 1997
        *27(8)                   -- Financial Data Schedule for the Quarter Ended March 31,
                                    1996
        *27(9)                   -- Financial Data Schedule for the Quarter Ended June 30,
                                    1996
        *27(10)                  -- Financial Data Schedule for the Quarter Ended September
                                    30, 1996