Form 10-Q
period 1998-06-30
TENNESSEE GAS PIPELINE CO
filed 1998-08-14
CIK 97142

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                       OUTSTANDING
                    -----                                       -----------
   Common Stock, par value $5.00 per share,
            as of August 12, 1998                                208 shares

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                                      DEFINITIONS
                                                      -----------
ALJ.........................  Administrative Law Judge
Company.....................  Tennessee Gas Pipeline Company and its subsidiaries
Court of Appeals............  United States Court of Appeals for the District of Columbia
                              Circuit
EPA.........................  United States Environmental Protection Agency
EPG.........................  El Paso Natural Gas Company
EPMC........................  El Paso Management Company, a subsidiary of EPG and parent of EPTPC which merged with EPG in August 1998
EPMSC.......................  El Paso Marketing Services Company
EPTPC.......................  El Paso Tennessee Pipeline Co. a subsidiary of El Paso
                              Natural Gas Company
FERC........................  The Federal Energy Regulatory Commission
GSR.........................  Gas supply realignment
PCB(s)......................  Polychlorinated biphenyl(s)
PLN.........................  Perusahaan Listrik Negra, the Indonesian government-owned electric utility
PRP(s)......................  Potentially responsible party(ies)
SFAS........................  Statement of Financial Accounting Standards
TGP.........................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of
                              El Paso Tennessee Pipeline Co.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

            CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                           QUARTER                 SIX MONTHS
                                                       ENDED JUNE 30,            ENDED JUNE 30,
                                                   -----------------------   -----------------------
                                                       1998         1997         1998         1997
                                                   ------------   --------   ------------   --------
                                                                             CONSOLIDATED
                                                   CONSOLIDATED   COMBINED   AND COMBINED   COMBINED
Operating revenues...............................     $1,124       $  788       $2,579       $2,383
                                                      ------       ------       ------       ------
Operating expenses
  Cost of gas and other products.................        925          606        2,135        1,991
  Operation and maintenance......................         97           82          203          176
  Depreciation, depletion, and amortization......         38           34           77           78
  Taxes, other than income taxes.................         13           14           26           30
                                                      ------       ------       ------       ------
                                                       1,073          736        2,441        2,275
                                                      ------       ------       ------       ------
Operating income.................................         51           52          138          108
                                                      ------       ------       ------       ------
Other (income) and expense
  Interest and debt expense......................         31           26           62           39
  Other -- net...................................        (25)         (20)         (38)         (37)
                                                      ------       ------       ------       ------
                                                           6            6           24            2
                                                      ------       ------       ------       ------
Income before income taxes.......................         45           46          114          106
Income tax expense...............................         14           18           37           41
                                                      ------       ------       ------       ------
Net income.......................................     $   31       $   28       $   77       $   65
                                                      ======       ======       ======       ======
Comprehensive income.............................     $   27       $   27       $   72       $   64
                                                      ======       ======       ======       ======

              The accompanying Notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

               CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                                JUNE 30,     DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
                                                              CONSOLIDATED     COMBINED
Current assets
  Cash and temporary investments............................     $   18         $   34
  Accounts and notes receivable, net........................        876          1,047
  Inventories...............................................         19             41
  Deferred income tax benefit...............................        106            100
  Other.....................................................        432            275
                                                                 ------         ------
          Total current assets..............................      1,451          1,497
Property, plant, and equipment, net.........................      4,759          4,833
Other.......................................................        423            379
                                                                 ------         ------
          Total assets......................................     $6,633         $6,709
                                                                 ======         ======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable..........................................     $  684         $  836
  Short-term borrowings (including current maturities of
     long-term debt)........................................        308            425
  Note payable to EPG.......................................        125            125
  Other.....................................................        676            509
                                                                 ------         ------
          Total current liabilities.........................      1,793          1,895
                                                                 ------         ------
Long-term debt, less current maturities.....................        976            976
                                                                 ------         ------
Deferred income taxes.......................................      1,153          1,150
                                                                 ------         ------
Other.......................................................        749            798
                                                                 ------         ------

Commitments and contingencies (See Note 4)

Minority interest...........................................         25             25
                                                                 ------         ------

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................         --             --
  Additional paid-in capital................................      1,873          1,872
  Retained earnings.........................................         76             --
  Accumulated other comprehensive income....................        (12)            (7)
                                                                 ------         ------
          Total stockholder's equity........................      1,937          1,865
                                                                 ------         ------
          Total liabilities and stockholder's equity........     $6,633         $6,709
                                                                 ======         ======

              The accompanying Notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                  1998          1997
                                                              -------------   ---------
                                                              CONSOLIDATED
                                                              AND COMBINED    COMBINED
Cash flows from operating activities
  Net income................................................      $  77         $  65
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion, and amortization..............         77            78
     Deferred income taxes..................................          6           185
     Other..................................................        (11)           (2)
  Working capital changes...................................         62           (56)
  Other.....................................................        (44)          (32)
                                                                  -----         -----
          Net cash provided by operating activities.........        167           238
                                                                  -----         -----
Cash flows from investing activities
  Capital expenditures......................................        (30)          (31)
  Investment in joint ventures and equity investees.........        (35)          (42)
  Net changes in advances to EPG............................        (15)         (179)
  Collection of note receivable from partnership............         --            53
  Other.....................................................         14             7
                                                                  -----         -----
          Net cash used in investing activities.............        (66)         (192)
                                                                  -----         -----
Cash flows from financing activities
  Revolving credit repayment................................       (117)           --
  Net proceeds from long-term debt issuance.................         --           883
  Dividend to EPTPC.........................................         --          (888)
  Repayment of note payable to EPG..........................         --           (45)
                                                                  -----         -----
          Net cash used in financing activities.............       (117)          (50)
                                                                  -----         -----
Decrease in cash and temporary investments..................        (16)           (4)
Cash and temporary investments
          Beginning of period...............................         34            19
                                                                  -----         -----
          End of period.....................................      $  18         $  15
                                                                  =====         =====

              The accompanying Notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

       NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. CHANGE IN REPORTING ENTITY

     In March 1998, EPMC exchanged all the common stock of EPMSC for approximately 934,000 shares of 6 1/4% Cumulative Junior Preferred Stock, Series C ("Series C Preferred Stock") of EPTPC for a total value of $47 million. The value paid represented the net book value of EPMSC at the exchange date. EPTPC, in turn, contributed the common stock of EPMSC to TGP. This exchange and contribution resulted in a change in reporting entity as defined in Accounting Principles Board Opinion No. 20, Accounting Changes, requiring a restatement in order to show financial information for the new reporting entity for all periods presented. The condensed consolidated balance sheet at June 30, 1998, contained herein reflects the exchange and contribution of EPMSC and is referred to as "Consolidated." Periods prior to the exchange and contribution are referred to as "Combined" and periods inclusive of the exchange are referred to as "Consolidated and Combined." The combined and consolidated and combined financial statements have been prepared as though the exchange and contribution had occurred January 1, 1997, and the value of the contribution was $58 million, the book value of the net assets of EPMSC at January 1, 1997. Earnings in each respective period from January 1, 1997, to the exchange and contribution date are reflected as an increase or decrease in the value of the contribution. Net income, excluding the effects of the exchange and contribution of EPMSC for the second quarter 1997 and for the six months ended June 30, 1997, would have been $29 million and $77 million, respectively.

2. BASIS OF PRESENTATION

     The 1997 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Form 10-Q. The condensed consolidated and combined financial statements at June 30, 1998 and December 31, 1997, and for the quarters and six months ended June 30, 1998, and 1997, are unaudited. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses.

  Comprehensive Income

     In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company has displayed comprehensive income in the Condensed Consolidated and Combined Statements of Income. The only component of comprehensive income is the cumulative translation adjustment which results from differences in the translation of foreign currencies. This amount is reflected as accumulated other comprehensive income in the Condensed Consolidated and Combined Balance Sheets.

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

                                                                    SEGMENTS
                                                  AS OF OR FOR THE QUARTER ENDED JUNE 30, 1998
                                                 ----------------------------------------------
                                                                       NON-
                                                  REGULATED          REGULATED          TOTAL
(IN MILLIONS)                                    -----------        -----------        --------
                                                                  CONSOLIDATED
Revenues from external customers...............     $  168             $  956           $1,124
Intersegment revenue...........................         11                 --               11
Operating income (loss)........................         66                (15)              51
Segment assets.................................      5,158              1,193            6,351

                                                                    SEGMENTS
                                                  AS OF OR FOR THE QUARTER ENDED JUNE 30, 1997
                                                 ----------------------------------------------
                                                                       NON-
                                                  REGULATED          REGULATED          TOTAL
(IN MILLIONS)                                    -----------        -----------        --------
                                                                    COMBINED
Revenues from external customers...............     $  181             $  607           $  788
Intersegment revenue...........................          8                 --                8
Operating income (loss)........................         72                (20)              52
Segment assets.................................      4,771              1,192            5,963

                                                                     SEGMENTS
                                                  AS OF OR FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                 -------------------------------------------------
                                                                         NON-
                                                  REGULATED           REGULATED            TOTAL
(IN MILLIONS)                                    ------------        ------------        ---------
                                                             CONSOLIDATED AND COMBINED
Revenues from external customers...............     $  371              $2,208            $2,579
Intersegment revenue...........................         19                  --                19
Operating income (loss)........................        159                 (21)              138
                                                                   CONSOLIDATED
Segment assets.................................      5,158               1,193             6,351

                                                                     SEGMENTS
                                                  AS OF OR FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                 -------------------------------------------------
                                                                         NON-
                                                  REGULATED           REGULATED            TOTAL
(IN MILLIONS)                                    ------------        ------------        ---------
                                                                     COMBINED
Revenues from external customers...............     $  385              $1,998            $2,383
Intersegment revenue...........................         19                  --                19
Operating income (loss)........................        152                 (44)              108
Segment assets.................................      4,771               1,192             5,963

     The reconciliations of operating income to income before income taxes are presented below.

[CAPTION]

                                            QUARTER ENDED             SIX MONTHS ENDED
                                               JUNE 30,                   JUNE 30,
                                        ----------------------   --------------------------
                                            1998        1997         1998            1997
                                        ------------   -------   ------------      --------
                                                                 CONSOLIDATED
(IN MILLIONS)                           CONSOLIDATED   COMBINED  AND COMBINED      COMBINED
Operating income......................      $ 51        $ 52         $138            $108
Interest and debt expense.............       (31)        (26)         (62)            (39)
Other -- net..........................        25          20           38              37
                                            ----        ----         ----            ----
Income before income taxes............      $ 45        $ 46         $114            $106
                                            ====        ====         ====            ====

4. COMMITMENTS AND CONTINGENCIES

  Indonesian Economic Difficulties

     The Company owns a 47.5 percent interest in a power generating plant in Sengkang, South Sulawesi, Indonesia, with a book value at June 30, 1998, of approximately $24 million. Current economic events in

Indonesia have resulted in the devaluation of the Indonesian Rupiah and delays or cancellations of certain infrastructure power projects in that country. The Company has met with PLN and the Indonesian Minister of Finance to discuss the terms of its power sales agreement in light of the current Indonesian economic problems. At June 30, 1998, approximately $3.6 million remains as an outstanding balance due to the Company. PLN has applied to the Minister of Finance for approximately $150 million to help fund PLN's obligations. While the Company cannot predict the ultimate outcome of Indonesia's financial difficulties or the impact of such matters on the Company, it believes PLN, with the backing of the Office of the Minister of Finance, will honor all obligations on the Sengkang project in full. Furthermore, the Company believes its investment in the Sengkang project is adequately protected by political risk insurance. The Company believes the current economic difficulties in Indonesia will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Rates and Regulatory Matters

     In February 1997, TGP filed with FERC a settlement of all issues related to the recovery of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). In April 1997, FERC approved the settlement and TGP implemented the settlement on May 1, 1997. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect from customers up to $770 million, of which approximately $719 million has been collected as of June 30, 1998. TGP is entitled to recover additional transition costs, up to the remaining $51 million, through a demand transportation surcharge and an interruptible transportation surcharge. The demand transportation surcharge portion is scheduled to be recovered over a period extending through December 1998. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers.

     In December 1994, TGP filed for a general rate increase with FERC and in October 1996, FERC approved the settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. TGP had provided a reserve for these rate refunds as revenues were collected. One party, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders. In July 1998, the Court of Appeals issued a decision remanding the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers.

     In July 1997, FERC issued an order on rehearing of its July 1996 order addressing cost allocation and rate design issues of TGP's 1991 general rate proceeding. All cost of service issues were previously resolved pursuant to a settlement that was approved by FERC. In the July 1996 order, FERC remanded to the presiding ALJ the issue of proper allocation of TGP's New England lateral costs. In the July 1997 order on rehearing, FERC clarified, among other things, that although the ultimate resolution as to the proper allocation of costs will be applied retroactively to July 1, 1995, the cost of service settlement does not allow TGP to recover from other customers amounts that TGP may ultimately be required to refund. TGP, as well as several other customers, have filed with the Court of Appeals a Petition for Review of the FERC orders on this issue. In December 1997, the ALJ issued his decision on the proper allocation of the New England lateral costs. The decision adopts a methodology that economically approximates TGP's current methodology. The ALJ's decision is pending before FERC.

     TGP has filed cashout reports for the period September 1993 through August 1997. TGP's filings showed a cumulative loss of approximately $8 million that would be rolled forward to the next cashout period pursuant to its tariff. FERC has requested additional information and justification from TGP as to its cashout methodology and reports. TGP's cashout methodology and reports are currently pending before FERC.

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

  Environmental Matters

     As of June 30, 1998, the Company had a reserve of approximately $237 million to cover environmental assessments and remediation activities discussed below.

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

     In May 1995, following negotiations with its customers, TGP filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. The Environmental Stipulation was effective July 1, 1995. As of June 30, 1998, a balance of $13 million remains to be collected under this stipulation.

     The Company and certain of its subsidiaries have been designated, have received notice that they may be designated, or have been asked for information to determine whether they could be designated, as a PRP with respect to 27 sites under the Comprehensive Environmental Response, Compensation and Liability Act or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

  Legal Proceedings

     On February 12, 1998, the United States and the State of Texas filed in a United States District Court a Comprehensive Environmental Response, Compensation and Liability Act cost recovery action, United States v. Atlantic Richfield Co., et al., against fourteen companies including the following affiliates of EPG: TGP, EPTPC, EPEC Corporation, EPEC Polymers, Inc. and the dissolved Petro-Tex Chemical Corporation, relating to the Sikes Disposal Pits Superfund Site ("Sikes") located in Harris County, Texas. Sikes was an unpermitted waste disposal site during the 1960s that accepted waste hauled from numerous Houston Ship Channel industries. The suit alleges that the former Tenneco Chemicals, Inc. and Petro-Tex Chemical Corporation arranged for disposal of hazardous substances at Sikes. TGP, EPTPC, EPEC Corporation and EPEC Polymers, Inc. are alleged to be derivatively liable as successors or as parent corporations. The suit claims that the United States and the State of Texas have expended over $125 million in remediating the site, and seeks to recover that amount plus interest. Other companies named as defendants include Atlantic Richfield Company, Crown Central Petroleum Corporation, Occidental Chemical Corporation, Exxon Corporation, Goodyear Tire & Rubber Company, Rohm & Haas Company, Shell Oil Company and Vacuum Tanks, Inc. These defendants have filed their answers and third-party complaints seeking contribution from twelve other entities believed to be PRPs at Sikes. Although factual investigation relating to Sikes is in very preliminary stages, the Company believes that the amount of material, if any, disposed at Sikes from the Tenneco Chemicals, Inc. or Petro-Tex Chemical Corporation facilities was small, possibly de minimis. However, the government plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring. While the outcome of this matter cannot be predicted with certainty, management does not expect this matter to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

  Year 2000

     The Company has established an executive steering committee and a project team to coordinate the five phases of its Year 2000 project to assure that the Company's key automated systems and related processes will remain functional through year 2000. Those phases include: (i) awareness, (ii) assessment, (iii) remediation, (iv) testing, and (v) implementation of the necessary modifications. The key automated systems of the Company consist of (a) internally developed computer applications, (b) hardware and equipment, (c) embedded chip systems, and (d) third-party-developed software.

     The Company has conducted a corporate-wide awareness program, which is substantially completed. Nonetheless, the Company will continually update awareness efforts throughout the Year 2000 project.

     The portion of the assessment phase related to internally developed computer applications has been substantially completed. The recent upgrade of various systems, particularly the financial systems, to a client/server platform has reduced or eliminated concerns for such systems. The portion of the assessment phase to determine the nature and impact of the year 2000 date change for hardware and equipment, embedded chip systems, and third-party-developed software is continuing. The assessment phase of the project, among other things, involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. To date, the responses from such third parties are inconclusive. As a result, the Company cannot predict the potential consequences if these or other third parties are not Year 2000 compliant. The Company is currently evaluating the exposure associated with such business partner relationships.

     The Company expects that the remediation, testing and implementation phases will be substantially completed by mid-1999.

     While the total cost of the Company's Year 2000 project is still being evaluated, the Company estimates that the costs to be incurred in 1998, 1999 and 2000 associated with assessing, testing, modifying or replacing internally developed computer applications, hardware and equipment, embedded chip systems, and third-party-developed software, is between $8 million and $18 million. Of these estimated costs, the Company expects $2 million to $7 million to be capitalized and the remainder to be expensed.

     The Company's goal is to ensure that all of the critical systems and processes which are under its direct control remain functional. However, because certain systems and processes may be interrelated with systems outside the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, the Company is developing a contingency and business resumption plan to respond to any failures as they may occur. The cost estimates associated with the contingency plan effort are currently being developed. Management does not expect the costs of the Company's Year 2000 project to have a material adverse effect on the Company's financial position, results of operations, or cash flows. Based on information available at this time, however, the Company cannot conclude that any failure of the Company or third-party entities to achieve Year 2000 compliance will not adversely effect the Company.

5. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at June 30, 1998, and December 31, 1997, consisted of the following:

                                                                  1998           1997
                                                              -------------    --------
(IN MILLIONS)                                                 CONSOLIDATED     COMBINED
Property, plant, and equipment, at cost.....................     $2,530         $2,534
Less accumulated depreciation and depletion.................        184            125
                                                                 ------         ------
                                                                  2,346          2,409
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................      2,413          2,424
                                                                 ------         ------
          Total property, plant, and equipment, net.........     $4,759         $4,833
                                                                 ======         ======

6. INVENTORIES

     Inventories at June 30, 1998, and December 31, 1997, consisted of the following:

                                                                  1998          1997
                                                              ------------    --------
(IN MILLIONS)                                                 CONSOLIDATED    COMBINED
Materials and supplies......................................      $16           $16
Gas in storage..............................................        3            25
                                                                  ---           ---
                                                                  $19           $41
                                                                  ===           ===

     Materials and supplies and gas in storage are valued at the lower of cost or market, with cost determined using the average cost method.

7. RECENT PRONOUNCEMENTS

  Pensions and Other Postretirement Benefits Disclosures

     In February 1998, SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued by the Financial Accounting Standards Board to standardize related disclosure requirements. SFAS No. 132 requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets, and eliminates certain disclosures no longer considered useful, including general descriptions of the plans. Aggregation of information about certain plans is also permitted. This statement does not change the requirements for the measurement and recognition of obligations under those plans. The standard is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of this pronouncement.

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

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal quarters beginning after June 15, 1999. The Company is currently evaluating the effects of this pronouncement.

  Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisors, Investment Companies, and Municipal Securities Issuers

     In August 1998, the SEC issued the Interpretive Release: Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Securities Issuers, which will be effective for the Company's future SEC filings. The release provides guidance for Year 2000 disclosure primarily focusing on Management's Discussion and Analysis of Financial Condition and Results of Operations, and supersedes Staff Legal Bulletin No. 5. The Company is currently evaluating the effect of the release on its current disclosure, which is set forth under Note 4, Commitments and Contingencies.

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

CHANGE IN REPORTING ENTITY

     In March 1998, EPMC exchanged all the common stock of EPMSC for approximately 934,000 shares of Series C Preferred Stock of EPTPC for a total value of $47 million. EPTPC, in turn, contributed the common stock of EPMSC to TGP. This contribution resulted in a change in reporting entity as defined in Accounting Principles Board Opinion No. 20, Accounting Changes, requiring a restatement in order to show financial information for the new reporting entity for all periods presented. The management's discussion and analysis of financial condition and results of operations below is based on restated information for the new reporting entity. See Note 1 of Item 1, Financial Statements for further discussion.

                             RESULTS OF OPERATIONS

GENERAL

     The Company has elected to adopt the standards outlined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective January 1, 1998. The adoption of SFAS No. 131 did not cause the Company's aggregation of business activities into segments to change from previously reported periods. Operating revenues and expenses by segment include intersegment sales and expenses which are eliminated in consolidation. For a further discussion of the individual segments, see Note 3 of Item 1, Financial Statements.

SEGMENT RESULTS

                                          QUARTER                        SIX MONTHS
                                       ENDED JUNE 30,                  ENDED JUNE 30,
                                 --------------------------      --------------------------
                                     1998            1997            1998            1997
                                 ------------      --------      ------------      --------
                                                                 CONSOLIDATED
         (IN MILLIONS)           CONSOLIDATED      COMBINED      AND COMBINED      COMBINED
OPERATING INCOME
Regulated......................      $ 66            $ 72            $159            $152
Non-Regulated..................       (15)            (20)            (21)            (44)
                                     ----            ----            ----            ----
          Total operating
            income.............      $ 51            $ 52            $138            $108
                                     ====            ====            ====            ====

     Operating income for the quarter and six months ended June 30, 1998, was $1 million lower and $30 million higher, respectively, than for the same period of 1997. Variances by segment are presented below.

  REGULATED OPERATIONS

                                             QUARTER                      SIX MONTHS
                                         ENDED JUNE 30,                 ENDED JUNE 30,
                                    -------------------------     --------------------------
                                        1998           1997           1998            1997
                                    ------------     --------     ------------      --------
(IN MILLIONS)                       CONSOLIDATED                  CONSOLIDATED      COMBINED
                                                     COMBINED     AND COMBINED
Operating revenues................     $ 179          $ 189          $ 390           $ 404
Operating expenses................      (113)          (117)          (231)           (252)
                                       -----          -----          -----           -----
          Operating income........     $  66          $  72          $ 159           $ 152
                                       =====          =====          =====           =====

Second Quarter 1998 Compared to Second Quarter 1997

     Operating revenues for the quarter ended June 30, 1998, were $10 million lower than for the same period of 1997 primarily because of a downward revision in the amount of recoverable interest on GSR costs and lower throughput resulting from milder temperatures in the northeastern and midwestern markets.

     Operating expenses for the quarter ended June 30, 1998, were $4 million lower than for the same period of 1997 primarily due to lower system fuel usage associated with the decrease in throughput.

Six Months Ended 1998 Compared to Six Months Ended 1997

     Operating revenues for six months ended June 30, 1998, were $14 million lower than for the same period of 1997 primarily because of lower throughput resulting from warmer average temperatures in the northeastern and midwestern markets and a downward revision in the amount of recoverable interest on GSR costs.

     Operating expenses for the six months ended June 30, 1998, were $21 million lower than for the same period of 1997 primarily due to lower system fuel usage associated with the decrease in throughput attributable to milder temperatures in the northeast and midwest in the first four months of 1998. Lower labor and related costs in the first quarter of 1998 also contributed to the decrease in expenses.

  NON-REGULATED OPERATIONS

                                                     QUARTER                      SIX MONTHS
                                                 ENDED JUNE 30,                 ENDED JUNE 30,
                                            -------------------------     --------------------------
                                                1998           1997           1998            1997
                                            ------------     --------     ------------      --------
                                                                          CONSOLIDATED      COMBINED
(IN MILLIONS)                               CONSOLIDATED     COMBINED     AND COMBINED
Gathering and treating margin.............      $  4           $  2           $  7            $  4
Processing margin.........................        --             --              1               3
Natural gas and petroleum marketing
  margin..................................        (8)            (2)            (2)             (7)
Power margin..............................        12             --             19              --
                                                ----           ----           ----            ----
          Total gross margin..............         8             --             25              --
Other revenues............................         9              3             24               3
Operating expenses........................       (32)           (23)           (70)            (47)
                                                ----           ----           ----            ----
          Operating loss..................      $(15)          $(20)          $(21)           $(44)
                                                ====           ====           ====            ====

  Second Quarter 1998 Compared to Second Quarter 1997

     Total gross margin (revenue less cost of sales) for the quarter ended June 30, 1998, was $8 million higher than for the same period of 1997. The increase in the power margin was primarily attributable to the net increase in the market value of open power contracts due to price volatility (significant swings in power prices upward or downward) in the last half of June. Power price volatility is expected to continue during the third quarter of 1998. The decrease in the natural gas margin was primarily attributable to the net losses on open natural gas contracts. Low natural gas margins may continue to have a negative impact on the Company's natural gas results.

     Other revenues for the quarter ended June 30, 1998, were $6 million higher than for the same period of 1997. The increase was due primarily to consolidation for financial reporting purposes of the EMA Power project in July 1997.

     Operating expenses for the quarter ended June 30, 1998, were $9 million higher than for the same period of 1997 primarily due to the cost related to the EMA Power project and higher international project development costs reflecting an increase in project-related activities partially offset by lower costs due to the marketing reorganization in 1997.

  Six Months Ended 1998 Compared to Six Months Ended 1997

     Total gross margin (revenue less cost of sales) for the six months ended June 30, 1998, was $25 million higher than for the same period of 1997. The increase in the power margin was primarily attributable to the income recognition from a long-term power contract closed during the first quarter and the net increase in the market value of open power contracts due to price volatility in the last half of June. Power price volatility is expected to continue during the third quarter of 1998. The decrease in the natural gas margin was primarily attributable to the net losses on open natural gas contracts. Low natural gas margins may continue to have a negative impact on the Company's natural gas results.

     Other revenues for the six months ended June 30, 1998, were $21 million higher than for the same period of 1997. The increase was due primarily to consolidation for financial reporting purposes of the EMA Power project in July 1997.

     Operating expenses for the six months ended June 30, 1998, were $23 million higher than for the same period of 1997 primarily due to costs related to the EMA Power project and higher international development costs reflecting an increase in project-related activities partially offset by lower costs due to the marketing reorganization.

OTHER INCOME AND EXPENSE

  Second Quarter 1998 Compared to Second Quarter 1997

     Other expenses for the quarter ended June 30, 1998, were flat compared to the same period of 1997. Interest expense was higher due to an increase in short-term borrowing offset by gains on the sale of assets, higher allowance of funds used during construction, and additional earnings from equity investments. The second quarter of 1997 also included earnings from notes receivable with EPTPC which were settled at year end 1997.

  Six Months Ended 1998 Compared to Six Months Ended 1997

     Other expenses for the six months ended June 30, 1998, were $22 million higher than for the same period of 1997. Interest expense was higher due to an increase in long-term and short-term borrowings offset by increased earnings from equity investments, gains on the sale of assets, and higher allowance of funds used during construction. The six months ended 1997 also included earnings from notes receivable with EPTPC which were settled at year end 1997.

INCOME TAX EXPENSE

  Second Quarter 1998 Compared to Second Quarter 1997

     The effective tax rate for the quarter ended June 30, 1998, was lower than the rate for the same period of 1997 primarily due to lower state income taxes.

  Six Months Ended 1998 Compared to Six Months Ended 1997

     The effective tax rate for the six months ended June 30, 1998, was lower than the rate for the same period of 1997 primarily due to lower state income taxes.

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

     Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include increasing competition within the Company's industry, the timing and extent of changes in commodity prices for natural gas and power, uncertainties associated with acquisitions and joint ventures, potential environmental liabilities, potential contingent liabilities and tax liabilities related to acquisitions, including EPG's acquisition of the Company, political and economic risks associated with current and future operations in foreign countries, conditions of the equity and other capital markets during the periods covered by the forward-looking statements, and other risks, uncertainties and factors, including the effect of the year 2000 date change, discussed more completely in the Company's other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in addition to the interim consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

     There have been no material changes in market risks faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                               DESCRIPTION
        -------                               -----------
         27              -- Financial Data Schedule