Form 10-Q
period 1998-09-30
TENNESSEE GAS PIPELINE CO
filed 1998-11-12
CIK 97142

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 1-4101

                             ---------------------

                         TENNESSEE GAS PIPELINE COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      74-1056569
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)

           EL PASO ENERGY BUILDING
    1001 LOUISIANA STREET, HOUSTON, TEXAS                          77002
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                       OUTSTANDING
                    -----                                       -----------
   Common Stock, par value $5.00 per share,
           as of November 12, 1998                               208 shares

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                                      DEFINITIONS
                                                      -----------
ALJ.........................  Administrative Law Judge
Company.....................  Tennessee Gas Pipeline Company and its subsidiaries
Court of Appeals............  United States Court of Appeals for the District of Columbia
                              Circuit
EPA.........................  United States Environmental Protection Agency
EPEC........................  El Paso Energy Corporation
EPNG........................  El Paso Natural Gas Company, a wholly owned subsidiary of El
                              Paso Energy Corporation subsequent to August 1, 1998
EPMC........................  El Paso Management Company, a subsidiary of EPNG and parent of EPTPC which merged with and into El Paso Natural Gas
                              Company in August 1998
EPMSC.......................  El Paso Marketing Services Company, a subsidiary of El Paso
                              Natural Gas Company prior to March 1998
EPTPC.......................  El Paso Tennessee Pipeline Co., a wholly owned subsidiary of
                              El Paso Natural Gas Company
FERC........................  Federal Energy Regulatory Commission
GSR.........................  Gas supply realignment
PCB(s)......................  Polychlorinated biphenyl(s)
PLN.........................  Perusahaan Listrik Negra, the Indonesian government-owned electric utility
PRP(s)......................  Potentially responsible party(ies)
SEC.........................  Securities and Exchange Commission
SFAS........................  Statement of Financial Accounting Standards
TGP.........................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of
                              El Paso Tennessee Pipeline Co.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

            CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                      NINE MONTHS
                                                                    QUARTER              ENDED
                                                              ENDED SEPTEMBER 30,    SEPTEMBER 30,
                                                              -------------------   ---------------
                                                                1998       1997      1998     1997
                                                              --------   --------   ------   ------
Operating revenues..........................................   $1,461     $1,042    $4,040   $3,425
                                                               ------     ------    ------   ------
Operating expenses
  Cost of gas and other products............................    1,257        836     3,392    2,827
  Operation and maintenance.................................       96         97       299      273
  Depreciation, depletion, and amortization.................       40         34       117      112
  Taxes, other than income taxes............................       12         14        38       44
                                                               ------     ------    ------   ------
                                                                1,405        981     3,846    3,256
                                                               ------     ------    ------   ------
Operating income............................................       56         61       194      169
                                                               ------     ------    ------   ------
Other (income) and expense
  Interest and debt expense.................................       32         25        94       64
  Other -- net..............................................      (42)       (22)      (80)     (59)
                                                               ------     ------    ------   ------
                                                                  (10)         3        14        5
                                                               ------     ------    ------   ------
Income before income taxes..................................       66         58       180      164
Income tax expense..........................................       20         22        57       63
                                                               ------     ------    ------   ------
Net income..................................................   $   46     $   36    $  123   $  101
                                                               ======     ======    ======   ======
Comprehensive income........................................   $   43     $   33    $  115   $   97
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

                         TENNESSEE GAS PIPELINE COMPANY

               CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
Current assets
  Cash and temporary investments............................     $   10          $   34
  Accounts and notes receivable, net........................        920           1,047
  Inventories...............................................         20              41
  Deferred income tax benefit...............................         62             100
  Other.....................................................        301             275
                                                                 ------          ------
          Total current assets..............................      1,313           1,497
Property, plant, and equipment, net.........................      4,779           4,833
Other.......................................................        412             379
                                                                 ------          ------
          Total assets......................................     $6,504          $6,709
                                                                 ======          ======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable..........................................     $  715          $  836
  Short-term borrowings (including current maturities of
     long-term debt)........................................         --             425
  Note payable to EPNG......................................        125             125
  Other.....................................................        513             509
                                                                 ------          ------
          Total current liabilities.........................      1,353           1,895
                                                                 ------          ------
Long-term debt, less current maturities.....................      1,276             976
                                                                 ------          ------
Deferred income taxes.......................................      1,145           1,150
                                                                 ------          ------
Other.......................................................        724             798
                                                                 ------          ------

Commitments and contingencies (See Note 4)

Minority interest...........................................         25              25
                                                                 ------          ------

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................         --              --
  Additional paid-in capital................................      1,873           1,872
  Retained earnings.........................................        123              --
  Accumulated other comprehensive income....................        (15)             (7)
                                                                 ------          ------
          Total stockholder's equity........................      1,981           1,865
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $6,504          $6,709
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

                         TENNESSEE GAS PIPELINE COMPANY

          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
Cash flows from operating activities
  Net income................................................  $ 123    $ 101
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion, and amortization..............    117      112
     Deferred income taxes..................................     42      226
     Other..................................................    (29)      (4)
  Working capital changes...................................     69     (138)
  Other.....................................................    (62)     (36)
                                                              -----    -----
          Net cash provided by operating activities.........    260      261
                                                              -----    -----
Cash flows from investing activities
  Capital expenditures......................................    (78)     (63)
  Investment in joint ventures and equity investees.........    (35)     (44)
  Net changes in advances to affiliates.....................    (56)    (120)
  Other.....................................................      9       27
                                                              -----    -----
          Net cash used in investing activities.............   (160)    (200)
                                                              -----    -----
Cash flows from financing activities
  Revolving credit repayments...............................   (117)      --
  Net proceeds from issuance of long-term debt..............     --      883
  Dividend to EPTPC.........................................     --     (888)
  Long-term debt retirements................................     (7)      --
  Repayment of note payable to affiliates...................     --      (45)
                                                              -----    -----
          Net cash used in financing activities.............   (124)     (50)
                                                              -----    -----
Increase (decrease) in cash and temporary investments.......    (24)      11
Cash and temporary investments
          Beginning of period...............................     34       19
                                                              -----    -----
          End of period.....................................  $  10    $  30
                                                              =====    =====

              The accompanying Notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

       NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. TRANSFER OF EPMSC TO TGP

     In March 1998, EPMC exchanged all the common stock of EPMSC (the energy marketing operations previously owned by a subsidiary of EPNG) for approximately 934,000 shares of 6 1/4% Cumulative Junior Preferred Stock, Series C ("Series C Preferred Stock") of EPTPC for a total value of $47 million. The value paid represented the net book value of EPMSC at the exchange date. EPTPC, in turn, contributed the common stock of EPMSC to TGP. This transaction was accounted for as an exchange between entities under common control, similar to a pooling of interests. Accordingly, the financial statements for prior periods have been restated to reflect the combination for all periods presented. Net income, excluding the effects of the exchange and contribution of EPMSC for the quarter and nine months ended September 30, 1997, would have been $36 million and $113 million, respectively.

2. BASIS OF PRESENTATION

     The 1997 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Form 10-Q. The condensed consolidated and combined financial statements at September 30, 1998 and December 31, 1997, and for the quarters and nine months ended September 30, 1998, and 1997, are unaudited. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses.

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

  Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Securities Issuers

     In August 1998, the SEC issued the Interpretive Release: Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Securities Issuers. The Company has addressed the requirements of the release in its disclosure on Year 2000 in Note 4, Commitments and Contingencies.

3. SEGMENTS

     The Company has elected to adopt the standards outlined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective January 1, 1998. The adoption of SFAS No. 131 did not cause the Company's aggregation of business activities into segments to change from previously reported periods.

     The Regulated segment includes the interstate pipeline systems of TGP, Midwestern Gas Transmission Company, and East Tennessee Natural Gas Company. The segment transports natural gas to the northeast, midwest, and mid-Atlantic sections of the United States including the states of Tennessee, Virginia, and Georgia as well as New York City, Chicago, and Boston metropolitan areas. The Non-Regulated segment provides natural gas gathering, products extraction, dehydration, purification, compression and intrastate transmission services. The Non-Regulated segment also markets and trades natural gas, power, and petroleum products, and develops and operates energy infrastructure facilities worldwide. The accounting policies of the individual segments are the same as those of the Company, as a whole, as summarized in Note 2, Basis of Presentation.

                                                                  SEGMENTS
                                             AS OF OR FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                             --------------------------------------------------
                                                                     NON-
                                              REGULATED            REGULATED            TOTAL
(IN MILLIONS)                                -----------          -----------          --------
Revenues from external customers...........     $  171               $1,290             $1,461
Intersegment revenue.......................          9                   --                  9
Operating income (loss)....................         71                  (15)                56
Segment assets.............................      5,085                1,112              6,197

                                                                  SEGMENTS
                                             AS OF OR FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                             --------------------------------------------------
                                                                     NON-
                                              REGULATED            REGULATED            TOTAL
(IN MILLIONS)                                -----------          -----------          --------
Revenues from external customers...........     $  179               $  863             $1,042
Intersegment revenue.......................          7                    3                 10
Operating income (loss)....................         68                   (7)                61
Segment assets.............................      5,333                1,057              6,390

                                                                   SEGMENTS
                                             AS OF OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                             -----------------------------------------------------
                                                                       NON-
                                              REGULATED             REGULATED              TOTAL
(IN MILLIONS)                                ------------          ------------          ---------
Revenues from external customers...........     $  542                $3,498              $4,040
Intersegment revenue.......................         28                    --                  28
Operating income (loss)....................        230                   (36)                194
Segment assets.............................      5,085                 1,112               6,197

                                                                   SEGMENTS
                                             AS OF OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                             -----------------------------------------------------
                                                                       NON-
                                              REGULATED             REGULATED              TOTAL
(IN MILLIONS)                                ------------          ------------          ---------
Revenues from external customers...........     $  565                $2,860              $3,425
Intersegment revenue.......................         25                     3                  28
Operating income (loss)....................        219                   (50)                169
Segment assets.............................      5,333                 1,057               6,390

     The reconciliations of operating income to income before income taxes are presented below.

                                                                          NINE MONTHS
                                                       QUARTER ENDED         ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                       --------------    --------------
                                                       1998     1997     1998     1997
(IN MILLIONS)                                          -----    -----    -----    -----
Operating income.....................................  $ 56     $ 61     $194     $169
Interest and debt expense............................   (32)     (25)     (94)     (64)
Other -- net.........................................    42       22       80       59
                                                       ----     ----     ----     ----
Income before income taxes...........................  $ 66     $ 58     $180     $164
                                                       ====     ====     ====     ====

4. COMMITMENTS AND CONTINGENCIES

  Indonesian Economic Difficulties

     The Company owns a 47.5 percent interest in a power generating plant in Sengkang, South Sulawesi, Indonesia. Under the terms of the project's Power Purchase Agreement, PLN purchases power from the Company in local currency (Rupiah) indexed to the U.S. dollar at the date of payment. Due to the devaluation of the Rupiah, the cost of power to PLN has significantly increased. PLN is currently unable to pass this increase in cost on to its customers without creating further political instability. PLN has requested financial aid from the Minister of Finance to help ease the effects of the devaluation. PLN has been paying the Company in Rupiah indexed to the U.S. dollar at the rate in effect prior to the Rupiah devaluation, with a commitment to pay the balance when financial aid is received. The difference between the current and prior exchange rate has resulted in an outstanding balance due from PLN of $5.6 million at September 30, 1998. While the Company cannot predict the ultimate outcome of Indonesia's financial difficulties, it believes PLN, with the backing of the Minister of Finance, will honor the obligations on the Sengkang project in full. The Company's investment in the Sengkang project was approximately $25 million at September 30, 1998. Additionally, the Company has provided specific recourse guarantees of up to $6 million for loans from the project lenders. Other project debt is nonrecourse. The Company has obtained political risk insurance for the Sengkang project. The Company believes the current economic difficulties in Indonesia will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Rates and Regulatory Matters

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it seeks comments on a wide range of initiatives to change the manner in which short-term transportation markets (contracts for less than one year) are regulated. Among other things, the NOPR proposes the following: (i) removing the price cap for the short-term capacity market; (ii) establishing procedures to make pipeline and shipper-owned capacity comparable; (iii) the auction of all available short-term pipeline capacity on a daily basis, for which the pipeline is not able to set a reserve price above variable costs; (iv) changing policies or pipeline penalties, nomination procedures and services; (v) increasing pipeline reporting requirements; (vi) permitting the negotiation of terms and conditions of service; and (vii) potentially modifying the procedures for certificating new pipeline construction. Also in July 1998, FERC issued a Notice of Inquiry ("NOI") seeking comments on FERC's policy for pricing long-term capacity. Comments on the NOPR and NOI are due in January 1999, and it is unclear when and what action, if any, FERC will take in connection with the NOPR and NOI and the comments received in response to them.

     In February 1997, TGP filed with FERC a settlement of all issues related to the recovery of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). In April 1997, FERC approved the settlement and TGP implemented the settlement on May 1, 1997. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect from customers up to $770 million, of which approximately $735 million has been collected as of September 30, 1998. TGP is entitled to recover additional transition costs, up to the remaining $35 million, through a demand transportation surcharge and an interruptible transportation surcharge. The demand transportation surcharge portion is scheduled to be recovered over a period extending through December 1998. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers. Under the terms of the GSR Stipulation and Agreement, TGP will be required to refund to customers amounts collected in excess of each customer's share of transition costs.

     In December 1994, TGP filed for a general rate increase with FERC and in October 1996, FERC approved the settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. TGP provided a reserve for these rate refunds as revenues were collected. One party, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders. In July 1998, the Court of Appeals issued a decision remanding the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers. In October 1998, FERC issued an order requesting comments be filed in January 1999 on the issues raised in the Court of Appeals remand.

     In July 1997, FERC issued an order on rehearing of its July 1996 order addressing cost allocation and rate design issues of TGP's 1991 general rate proceeding. All cost of service issues were previously resolved pursuant to a settlement that was approved by FERC. In the July 1996 order, FERC remanded to the presiding ALJ the issue of proper allocation of TGP's New England lateral costs. In the July 1997 order on rehearing, FERC clarified, among other things, that although the ultimate resolution as to the proper allocation of costs will be applied retroactively to July 1, 1995, the cost of service settlement does not allow TGP to recover from other customers amounts that TGP may ultimately be required to refund. TGP, as well as several other customers, have filed with the Court of Appeals a Petition for Review of the FERC orders. In December 1997, the ALJ issued his decision on the proper allocation of the New England lateral costs. The decision adopts a methodology that economically approximates TGP's current methodology. In October 1998, FERC issued an order affirming the ALJ's decision.

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

  Environmental Matters

     As of September 30, 1998, the Company had a reserve of approximately $234 million to cover environmental assessments and remediation activities discussed below.

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

     In May 1995, following negotiations with its customers, TGP filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. The Environmental Stipulation was effective July 1, 1995. As of September 30, 1998, a balance of $7 million remains to be collected under this stipulation.

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

  Legal Proceedings

     On February 12, 1998, the United States and the State of Texas filed in a United States District Court a Comprehensive Environmental Response, Compensation and Liability Act cost recovery action, United States v. Atlantic Richfield Co., et al., against fourteen companies including the following affiliates of EPEC: TGP, EPTPC, EPEC Corporation, EPEC Polymers, Inc. and the dissolved Petro-Tex Chemical Corporation, relating to the Sikes Disposal Pits Superfund Site ("Sikes") located in Harris County, Texas. Sikes was an unpermitted waste disposal site during the 1960s that accepted waste hauled from numerous Houston Ship Channel industries. The suit alleges that the former Tenneco Chemicals, Inc. and Petro-Tex Chemical Corporation arranged for disposal of hazardous substances at Sikes. TGP, EPTPC, EPEC Corporation and EPEC Polymers, Inc. are alleged to be derivatively liable as successors or as parent corporations. The suit claims that the United States and the State of Texas have expended over $125 million in remediating the site, and seeks to recover that amount plus interest. Other companies named as defendants include Atlantic Richfield Company, Crown Central Petroleum Corporation, Occidental Chemical Corporation, Exxon Corporation, Goodyear Tire & Rubber Company, Rohm & Haas Company, Shell Oil Company and Vacuum Tanks, Inc. These defendants have filed their answers and third-party complaints seeking contribution from twelve other entities believed to be PRPs at Sikes. Although factual investigation relating to Sikes is in very preliminary stages, the Company believes that the amount of material, if any, disposed at Sikes from the Tenneco Chemicals, Inc. or Petro-Tex Chemical Corporation facilities was small, possibly de minimis. However, the government plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring. While the outcome of this matter cannot be predicted with certainty, management does not expect this matter to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

  Year 2000

     The Company has established an executive steering committee and a project team to coordinate the five phases of its Year 2000 project to assure that the Company's key automated systems and related processes will remain functional through the year 2000. Those phases include: (i) awareness; (ii) assessment;
(iii) remediation; (iv) testing; and (v) implementation of the necessary modifications. The key automated systems of the Company consist of (a) internally developed computer applications, (b) hardware and equipment, (c) embedded chip systems in property, plant and equipment, and (d) third-party developed software. The Company has hired outside consultants (both domestic and international) to supplement the Company's project team. In addition, the Company is involved in several industry trade-groups to share insight on issues facing the industry related to Year 2000.

     The Company's awareness phase recognizes the importance of Year 2000 issues and its potential impact to the Company. Through the executive steering committee and project team, the Company has established a company-wide awareness program which includes participation of senior management in each core business area. Even though the awareness phase is substantially completed, the Company will continually update awareness efforts throughout the Year 2000 project.

     The Company's assessment phase consists of conducting a company-wide inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. The portion of the assessment phase related to internally developed computer applications is substantially complete. The Company estimates that it has finished more than half of the portion of the assessment to determine the nature and impact of the Year 2000 date change for hardware and equipment, embedded chip systems, and third-party-developed software. The assessment phase of the project, among other things, involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. To date, the responses from such third parties are inconclusive. As a result, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant. The Company is currently evaluating the exposure associated with such business partner relationships.

     The Company expects that the remediation phase, which involves converting, modifying, replacing or eliminating selected key automated systems, will be substantially completed by mid-1999. The Company's testing phase represents the validation process for key automated systems. The Company is utilizing test tools and written test procedures to document and validate, as necessary, its unit, system, integration, and acceptance testing. The testing phase is also anticipated to be substantially completed by mid-1999. While work has begun on both the remediation and testing phases, the Company estimates that approximately three-quarters of the work in these phases remain.

     The Company's implementation phase involves placing the converted or replaced key automated systems into operations. In some cases, the implementation phase will consist of developing and executing contingency plans needed to support business functions and processes that may be interrupted by Year 2000 failures which are outside of the Company's control. Contingency plans will also be developed to prepare for unforeseen failures of the Company's key automated systems. The Company is in the early stages of the implementation phase. This phase is expected to be substantially completed by mid-1999.

     While the total cost of the Company's Year 2000 project is still being evaluated, the Company estimates that the costs to be incurred in 1998, 1999, and 2000 associated with assessing, remediating and testing internally developed computer applications, hardware and equipment, embedded chip systems, and third-party-developed software is between $8 million and $18 million. Of these estimated costs, the Company expects between $2 million and $7 million to be capitalized and the remainder to be expensed.

     It is possible the Company may need to reassess its estimate of Year 2000 costs in the event the Company completes an acquisition of, or makes a material investment in, substantial facilities or another business entity.

     The Company's goal is to ensure that all of the critical systems and processes which are under its direct control remain functional. However, certain systems and processes may be interrelated with systems outside the control of the Company, and therefore there can be no assurance that all implementations will be successful. The Company's present analysis of its most reasonably likely worst case scenario for Year 2000 disruptions include Year 2000 failures in the telecommunications and electricity industries, as well as interruptions from suppliers that might cause disruptions in the Company's operations, thus causing temporary financial losses and an inability to deliver products and services to customers. Accordingly, the Company's contingency plan may also consider any significant failures related to the most reasonably likely worst case scenario, as they may occur. The plan is expected to assess the risk of a significant failure to critical processes performed by the Company. This assessment is expected to also factor in the severity and duration of the impact of a significant failure. From this analysis, the Year 2000 contingency plan will be developed to mitigate those risks.

     While most of the Company's domestic plants, pipelines and other facilities are owned or controlled by the Company, or its wholly owned subsidiaries, nearly all of the Company's international investments are in plant, pipeline and other facilities owned in conjunction with unrelated third parties. In many cases, the operators of such international facilities are not under the sole or direct control of the Company. As a consequence, the Year 2000 programs instituted at some of the international facilities may be materially different from the Year 2000 program implemented by the Company domestically, and the party responsible for the results of such programs may not be under the direct or indirect control of the Company. The persons responsible for instituting such international Year 2000 programs may not provide the same degree of communication, documentation and coordination as the Company achieves in its domestic Year 2000 program. Also, the regulatory and legal environment in which such international facilities operate make analysis of the most reasonably likely worst case scenario with respect to certain facilities difficult at this time. Many foreign jurisdictions appear to be substantially behind the United States in formulating a Year 2000 strategy with respect to infrastructure or the reporting requirements of business entities. Accordingly, the Year 2000 risks posed by international operations as a whole are different than those presented domestically. The Company has formulated and instituted a program for identifying such risks and preparing a response to such risks, but is not yet able to articulate the most reasonably likely worst case scenario for each of its international operations at this time.

     Management does not expect the costs of the Company's Year 2000 project to have a material adverse effect on the Company's financial position, results of operations, or cash flows. Based on information available at this time, however, the Company cannot conclude that any failure of the Company or third-party entities to achieve Year 2000 compliance will not adversely effect the Company. Specific factors which might affect the success of the Company's Year 2000 efforts and the occurrence of Year 2000 disruption or expense include failure of the Company or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, failure of the Company's outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, and the failure of third parties to become compliant or to adequately notify the Company of potential noncompliance.

5. FINANCING TRANSACTIONS

     In August 1998, EPEC became a guarantor of EPNG's $750 million 5-year revolving credit and competitive advance facility and $750 million 364-day revolving credit and competitive advance facility (collectively, the "Revolving Credit Facility"). In October 1998, the $750 million 364-day portion of the Revolving Credit Facility was amended to extend the termination date to October 27, 1999. Further, in October 1998, the Revolving Credit Facility was amended to permit TGP, a designated borrower, to issue commercial paper, provided the total amount of commercial paper outstanding at EPNG and TGP is equal to or less than the unused capacity under the Revolving Credit Facility.

     In September 1998, TGP filed a shelf registration permitting TGP to offer up to $600 million (including $100 million carried forward from a prior shelf registration) of debt securities. In October 1998, TGP issued $400 million ($391 million, net of issuance cost) aggregate principal amount of 7% debentures due 2028. Approximately $300 million of the proceeds were used to repay TGP's short-term indebtedness under the Revolving Credit Facility and the remainder was used for general corporate purposes. As a result of this transaction, the $300 million EPNG Revolving Credit Facility with TGP designated as borrower was reclassified to long-term debt in the September 30, 1998, Condensed Consolidated and Combined Balance Sheets. After this issuance, TGP has $200 million of capacity remaining under its shelf registration.

6. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at September 30, 1998, and December 31, 1997, consisted of the following:

                                                               1998      1997
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,591    $2,534
Less accumulated depreciation and depletion.................     217       125
                                                              ------    ------
                                                               2,374     2,409
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,405     2,424
                                                              ------    ------
          Total property, plant, and equipment, net.........  $4,779    $4,833
                                                              ======    ======

7. INVENTORIES

     Inventories at September 30, 1998, and December 31, 1997, consisted of the following:

                                                              1998     1997
                                                              -----    -----
                                                              (IN MILLIONS)
Materials and supplies......................................   $17      $16
Gas in storage..............................................     3       25
                                                               ---      ---
                                                               $20      $41
                                                               ===      ===

     Materials and supplies and gas in storage are valued at the lower of cost or market, with cost determined using the average cost method.

8. RECENT PRONOUNCEMENTS

  Pensions and Other Postretirement Benefits Disclosures

     In February 1998, SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued by the Financial Accounting Standards Board to standardize related disclosure requirements. SFAS No. 132 requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets, and eliminates certain disclosures no longer considered useful, including general descriptions of the plans. Aggregation of information about certain plans is also permitted. This statement does not change the requirements for the measurement and recognition of obligations under those plans. The standard is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 is primarily a disclosure requirement, and accordingly, will not have any effect on the Company's financial position, results of operations, or cash flows.

  Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for such costs, and also defines internal-use computer software. It is effective for fiscal years beginning after December 15, 1998. The application of this pronouncement will not have a material impact in the Company's financial position, results of operations, or cash flows.

  Reporting on the Costs of Start-Up Activities

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The statement defines start-up activities and requires start-up and organization costs to be expensed as incurred. In addition, it requires that any such cost that exists on the balance sheet be expensed upon adoption of this pronouncement. It is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effects of this pronouncement.

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

  Disclosure relating to Euro Conversion

     In July 1998, the SEC issued Staff Legal Bulletin No. 6 to provide guidance for disclosure related to the Euro Conversion. The guidance primarily focuses on disclosure in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Description of Business. The Company currently has no investments in the countries affected by the Euro Conversion.

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

                            TRANSFER OF EPMSC TO TGP

     In March 1998, EPMC exchanged all the common stock of EPMSC (the energy marketing operations previously owned by a subsidiary of EPNG), for approximately 934,000 shares of Series C Preferred Stock of EPTPC for a total value of $47 million. EPTPC, in turn, contributed the common stock of EPMSC to TGP. This transaction was accounted for as an exchange between entities under common control, similar to a pooling of interests. Accordingly, the financial statements for prior periods have been restated to reflect the combination for all periods presented. The management's discussion and analysis of financial condition and results of operations below is based on restated information for the combined reporting entity. See Note 1 of Item 1, Financial Statements for a further discussion.

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

SEGMENT RESULTS

                                                     QUARTER           NINE MONTHS
                                                      ENDED               ENDED
                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                  --------------      --------------
                                                  1998      1997      1998      1997
(IN MILLIONS)                                     ----      ----      ----      ----
OPERATING INCOME
Regulated.......................................  $ 71      $ 68      $230      $219
Non-Regulated...................................   (15)       (7)      (36)      (50)
                                                  ----      ----      ----      ----
          Total operating income................  $ 56      $ 61      $194      $169
                                                  ====      ====      ====      ====

     Operating income for the quarter and nine months ended September 30, 1998, was $5 million lower and $25 million higher, respectively, than for the same period of 1997. Variances by segment are presented below.

  REGULATED OPERATIONS

                                                     QUARTER           NINE MONTHS
                                                      ENDED               ENDED
                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                 ---------------     ---------------
                                                 1998      1997      1998      1997
                                                 -----     -----     -----     -----
                 (IN MILLIONS)
Operating revenues.............................  $ 180     $ 186     $ 570     $ 590
Operating expenses.............................   (109)     (118)     (340)     (371)
                                                 -----     -----     -----     -----
          Total operating income...............  $  71     $  68     $ 230     $ 219
                                                 =====     =====     =====     =====

Third Quarter 1998 Compared to Third Quarter 1997

     Operating revenues for the quarter ended September 30, 1998, were $6 million lower than for the same period of 1997 primarily because of a downward revision in the amount of recoverable interest on GSR costs, and lower throughput resulting from milder temperatures in the northeastern and midwestern markets.

     Operating expenses for the quarter ended September 30, 1998, were $9 million lower than for the same period of 1997 primarily due to lower system fuel usage associated with operating efficiencies attained during the period of lower throughput.

Nine Months Ended 1998 Compared to Nine Months Ended 1997

     Operating revenues for the nine months ended September 30, 1998, were $20 million lower than for the same period of 1997 primarily because of lower throughput resulting from warmer average temperatures in the northeastern and midwestern markets and a downward revision in the amount of recoverable interest on GSR costs.

     Operating expenses for the nine months ended September 30, 1998, were $31 million lower than for the same period of 1997 primarily due to lower system fuel usage associated with operating efficiencies attained during the period of lower throughput.

  NON-REGULATED OPERATIONS

                                                               QUARTER         NINE MONTHS
                                                                ENDED             ENDED
                                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                            -------------     --------------
                                                            1998     1997     1998      1997
(IN MILLIONS)                                               ----     ----     -----     ----
Gathering and treating margin.............................  $  4     $  2     $  11     $  6
Processing margin.........................................    --       --         1        3
Natural gas and petroleum marketing margin................    13       16        11        9
Power margin..............................................    (4)      (1)       15       (1)
                                                            ----     ----     -----     ----
          Total gross margin..............................    13       17        38       17
Other revenues............................................     8        6        32        9
Operating expenses........................................   (36)     (30)     (106)     (76)
                                                            ----     ----     -----     ----
          Total operating loss............................  $(15)    $ (7)    $ (36)    $(50)
                                                            ====     ====     =====     ====

Third Quarter 1998 Compared to Third Quarter 1997

     Total gross margin (revenue less cost of sales) for the quarter ended September 30, 1998, was $4 million lower than for the same period of 1997. The decrease was primarily attributable to price volatility for energy commodities, particularly power prices, resulting in decreases in the market value of energy positions which are accounted for on a mark-to-market basis. Third quarter 1998 power prices returned to more normal levels after significant price increases in the second quarter, brought on by unexpected power shortages in the midwest.

     Other revenues for the quarter ended September 30, 1998, were $2 million higher than for the same period of 1997 due primarily to an increase in revenue attributable to the EMA Power project which the Company began reporting on a consolidated basis in July 1997.

     Operating expenses for the quarter ended September 30, 1998, were $6 million higher than for the same period of 1997 primarily due to higher administrative expenses, partially offset by lower costs due to the marketing reorganization.

Nine Months Ended 1998 Compared to Nine Months Ended 1997

     Total gross margin for the nine months ended September 30, 1998, was $21 million higher than for the same period of 1997. The increase in total gross margin was primarily due to increased power volumes compared to 1997, income recognition from a long-term power contract closed during the first quarter of 1998 and an overall increase in the market value of open power contracts due to price volatility in June and July 1998.

     Other revenues for the nine months ended September 30, 1998, were $23 million higher than for the same period of 1997 due primarily to an increase in revenue attributable to the EMA Power project which the Company began reporting on a consolidated basis in July 1997.

     Operating expenses for the nine months ended September 30, 1998, were $30 million higher than for the same period of 1997 due primarily to costs related to the EMA Power project, higher administrative expenses, and higher international development costs in 1998 reflecting an increase in project-related activities.

OTHER INCOME AND EXPENSE

Third Quarter 1998 Compared to Third Quarter 1997

     Other income for the quarter ended September 30, 1998, was $13 million higher than for the same period of 1997 primarily due to gains recognized on asset sales, interest income on a favorable sales and use tax settlement, and additional earnings from equity investments. Interest expense was higher due to an increase in interest on affiliated advances, partially offset by a decrease in interest attributable to a reduction in short-term debt.

Nine Months Ended 1998 Compared to Nine Months Ended 1997

     Other expenses for the nine months ended September 30, 1998, were $9 million higher than for the same period of 1997. Interest expense was higher due to a higher than average effective interest rate during the first half of 1998 resulting from the higher rates associated with the March 1997 issuance of TGP long-term debt of approximately $883 million and an increase in interest on affiliated advances. These increases were partially offset by gains recognized on asset sales, interest income on a favorable sales and use tax settlement, additional earnings from equity investments, and a decrease in interest attributable to a reduction in short-term debt and interest accruals on the 1997 rate refund to TGP's customers.

INCOME TAX EXPENSE

     The effective tax rate for the quarter and nine months ended September 30, 1998, was lower than the rate for the same periods of 1997 primarily as a result of increased consolidated foreign income subject to foreign tax rates different than U.S. tax rates, increased equity income from unconsolidated foreign affiliates recorded net of foreign income taxes for which no provision for U.S. income tax is required, and lower state income taxes.

  EPEC'S INTERNAL REORGANIZATION

     EPEC, the indirect corporate parent of TGP, has recently received a ruling from the Internal Revenue Service that would allow EPEC to reorganize its business structure in which TGP would transfer a substantial number of its subsidiaries (and their assets and operations) to EPEC or other entities owned by EPEC. If EPEC completes the reorganization, TGP's primary asset will be the TGP System. Completion of the reorganization will cause TGP to transfer ownership of: (i) East Tennessee Natural Gas Company; (ii) Midwestern Gas Transmission Company; (iii) all international subsidiaries; (iv) all field services operations; (v) all merchant services operations; and (vi) certain subsidiaries with corporate or discontinued operations. If implemented, the Company will report the ownership transfers associated with the reorganization as if they were discontinued business operations. The reorganization is contingent upon the acceptable resolution of several factors including the finalization of the Company's capital structure. If the reorganization occurs, the Company anticipates that it will not occur before late 1998 or early 1999.

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

     Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include increasing competition within the Company's industry, the timing and extent of changes in commodity prices for natural gas and power, uncertainties associated with acquisitions and joint ventures, potential environmental liabilities, potential contingent liabilities and tax liabilities related to acquisitions, including EPNG's indirect acquisition of the Company, political and economic risks associated with current and future operations in foreign countries, conditions of the equity and other capital markets during the periods covered by the forward-looking statements, and other risks, uncertainties and factors, including the effect of the Year 2000 date change, discussed more completely in the Company's other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1997.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below not designated by an asterisk is incorporated by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.A           -- $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (incorporated by reference
                            to Exhibit 10.A to EPEC's Form 10-Q (Commission File No.
                            1-14365) for the quarter ended September 30, 1998 filed
                            with the SEC (the "EPEC Third Quarter 10-Q")).
          10.B           -- First Amendment to the $750 million 364-Day Revolving
                            Credit and Competitive Advance Facility dated as of
                            October 9, 1998, by and among EPNG, TGP, The Chase
                            Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust
                            Company of New York, and certain other banks
                            (incorporated by reference to Exhibit 10.B to the EPEC
                            Third Quarter 10-Q).
          10.C           -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (incorporated by reference
                            to Exhibit 10.D to the EPEC Third Quarter 10-Q).
          10.D           -- First Amendment to the $750 million 5-Year Revolving
                            Credit and Competitive Advance Facility dated as of
                            October 9, 1998, by and among EPNG, TGP, The Chase
                            Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust
                            Company of New York, and certain other banks
                            (incorporated by reference to Exhibit 10.E to the EPEC
                            Third Quarter 10-Q).
         *27             -- Financial Data Schedule.

---------------

* Indicates documents filed as part of this report.

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

                                            TENNESSEE GAS PIPELINE COMPANY

Date: November 12, 1998                            /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                  Executive Vice President
                                                 (Chief Financial Officer)

Date: November 12, 1998                           /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.A           -- $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (incorporated by reference
                            to Exhibit 10.A to EPEC's Form 10-Q (Commission File No.
                            1-14365) for the quarter ended September 30, 1998 filed
                            with the SEC (the "EPEC Third Quarter 10-Q")).
          10.B           -- First Amendment to the $750 million 364-Day Revolving
                            Credit and Competitive Advance Facility dated as of
                            October 9, 1998, by and among EPNG, TGP, The Chase
                            Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust
                            Company of New York, and certain other banks
                            (incorporated by reference to Exhibit 10.B to the EPEC
                            Third Quarter 10-Q).
          10.C           -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (incorporated by reference
                            to Exhibit 10.D to the EPEC Third Quarter 10-Q).
          10.D           -- First Amendment to the $750 million 5-Year Revolving
                            Credit and Competitive Advance Facility dated as of
                            October 9, 1998, by and among EPNG, TGP, The Chase
                            Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust
                            Company of New York, and certain other banks
                            (incorporated by reference to Exhibit 10.E to the EPEC
                            Third Quarter 10-Q).
         *27             -- Financial Data Schedule.