Form 10-K405
period 1998-12-31
TENNESSEE GAS PIPELINE CO
filed 1999-03-22
CIK 97142

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

             EL PASO ENERGY BUILDING
              1001 LOUISIANA STREET
                  HOUSTON, TEXAS                                          77002
     (Address of principal executive offices)                           (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 420-2131

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
REGISTRANT....                                                              NONE

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $5 per share. Shares outstanding on March 16, 1999: 208

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TENNESSEE GAS PIPELINE COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
Glossary..............................................................   ii

                                     PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................    3
Item  3.  Legal Proceedings...........................................    3
Item  4.  Submission of Matters to a Vote of Security Holders.........    *

                                    PART II
Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    4
Item  6.  Selected Financial Data.....................................    *
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    5
          Risk Factors -- Cautionary Statement for Purposes of the
          "Safe Harbor" Provisions of the Private Securities
          Litigation Reform Act of 1995...............................    7
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    9
Item  8.  Financial Statements and Supplementary Data.................   10
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   33

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    *
Item 11.  Executive Compensation......................................    *
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    *
Item 13.  Certain Relationships and Related Transactions..............    *

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   33
          Signatures..................................................   36

---------------

* No response to this item is included herein for the reason that no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-K are defined below:

                                                                DEFINITION
                                                                ----------
ALJ...............................  Administrative Law Judge
Company...........................  Tennessee Gas Pipeline Company and its subsidiaries
Court of Appeals..................  United States Court of Appeals for the District of Columbia Circuit
East Tennessee....................  East Tennessee Natural Gas Company, an affiliate of Tennessee Gas
                                    Pipeline Company, formerly a wholly owned subsidiary of Tennessee
                                    Gas Pipeline Company
EPA...............................  United States Environmental Protection Agency
EPEC..............................  El Paso Energy Corporation which, on August 1, 1998, became the successor company to El Paso Natural Gas Company, and as of
                                    December 31, 1998, the indirect parent of Tennessee Gas Pipeline
                                    Company
EPNG..............................  El Paso Natural Gas Company, a wholly owned subsidiary of El Paso
                                    Energy Corporation subsequent to August 1, 1998
EPTPC.............................  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), a direct subsidiary of El Paso Energy Corporation and parent of Tennessee
                                    Gas Pipeline Company
FERC..............................  Federal Energy Regulatory Commission
GSR...............................  Gas supply realignment
IRS...............................  Internal Revenue Service
Midwestern........................  Midwestern Gas Transmission Company, an affiliate of Tennessee Gas
                                    Pipeline Company, formerly a wholly owned indirect subsidiary of
                                    Tennessee Gas Pipeline Company
MMcf(/d)..........................  Million cubic feet (per day)
New Tenneco.......................  Tenneco Inc., subsequent to the acquisition by El Paso Energy
                                    Corporation of Old Tenneco, consisting of the automotive parts, packaging and administrative services businesses
Old Tenneco.......................  Tenneco Inc. (renamed El Paso Tennessee Pipeline Co.), prior to the acquisition by El Paso Energy Corporation
PCB(s)............................  Polychlorinated biphenyl(s)
PRP(s)............................  Potentially Responsible Party(ies)
SFAS..............................  Statement of Financial Accounting Standards
TGP...............................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of El
                                    Paso Tennessee Pipeline Co.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     TGP, a Delaware corporation, is a wholly owned subsidiary of EPTPC. The major business of the Company consists of the interstate transportation of natural gas, which generally is subject to regulation by FERC. Prior to the tax-free internal reorganization described below, the Company's operations included certain other non-regulated business operations, such as the intrastate transportation, gathering, and processing of natural gas, the marketing of natural gas, power and other commodities, and the development and operation of energy infrastructure facilities.

     On December 31, 1998, EPEC completed a tax-free internal reorganization of its assets and operations and those of its subsidiaries in accordance with a private letter ruling received from the IRS. In the reorganization, the Company transferred a substantial number of its subsidiaries (and their assets, liabilities, and operations) to EPEC or other entities owned by EPEC. After giving effect to the reorganization, the Company's primary asset is an interstate pipeline system known as the TGP system. In the reorganization, the Company transferred the following assets, liabilities, and operations to EPEC or other subsidiaries of EPEC, and eliminated them from its consolidated financial statements: (i) East Tennessee, the owner and operator of the East Tennessee interstate gas pipeline system; (ii) Midwestern, the owner and operator of the Midwestern interstate gas pipeline system; (iii) all international subsidiaries;
(iv) all field services operations; (v) all trading and marketing operations; and (vi) certain corporate and discontinued operations.

     The TGP system consists of approximately 14,700 miles of pipeline with a design capacity of 5,512 MMcf/d. During 1998, TGP transported natural gas volumes averaging approximately 80 percent of its capacity. The TGP system serves the northeast section of the U.S., including the New York City and Boston metropolitan areas. The multiple-line system begins in the gas-producing regions of south Texas and Louisiana, including the Gulf of Mexico.

     The Company increased its ownership interest in the Portland Natural Gas Transmission ("Portland") system from 17.8 percent to approximately 19 percent in April 1998. Portland is a 292-mile interstate natural gas pipeline with initial capacity of 178 MMcf/d extending from the Canadian border near Pittsburg, New Hampshire to Dracut, Massachusetts. In April 1998, Portland secured $256 million in non-recourse project financing. Construction started in June 1998, with an estimated total cost of $423 million. Portland commenced commercial operations in March of 1999.

     From time to time, the Company holds open seasons in an effort to capitalize on pipeline expansion opportunities. Currently, TGP has completed an open season for the Eastern Express Project 2000 to provide gas transportation for the growing markets in the northeast. As a result, TGP filed an application before FERC for the expansion in the first quarter of 1999 to begin service in 2000. TGP received approval from FERC to construct an international border crossing at Reynosa, Tamaulipas, Mexico, and interconnect with Pemex Gas y Petroquimica Basica ("Pemex"), a Mexican state-owned company to provide the import of gas from Mexico. The border crossing service is expected to begin in 1999.

                             REGULATORY ENVIRONMENT

     TGP is subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978.

     In the mid-1980s, FERC initiated a series of actions which ultimately had the effect of substantially removing interstate pipelines from the gas purchase and resale business and confining their role to transportation of gas owned by others. In Order No. 436, issued in 1985, FERC began this transition by requiring interstate pipelines to provide non-discriminatory access to their facilities for all transporters of natural gas. This requirement enabled consumers to purchase their own gas and have it transported on the interstate pipeline system, rather than purchase gas from the pipelines. The transition was completed with Order No. 636, issued in 1992, in which FERC required all interstate pipelines to "unbundle" their sales and transportation services so that the transportation services they provided to third parties would be "comparable" to the transportation services provided to gas owned by the pipeline. FERC's stated purpose was to ensure that the pipelines' monopoly over the transportation of natural gas did not distort the competition in the gas producer sales market, which had, by then, been essentially deregulated.

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

     In December 1994, TGP filed for a general rate increase with FERC and in October 1996, FERC approved the settlement resolving that proceeding. The settlement included a structural rate design change that resulted in a larger portion of TGP's transportation revenues being dependent upon throughput. One party, a competitor of TGP, filed a petition for review of the FERC orders with the Court of Appeals. The Court of Appeals remanded the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers (centralized locations where buyers and sellers can physically exchange gas) and, at FERC's request, comments were filed in January 1999.

     For a further discussion of regulatory matters related to TGP, see Item 8, Financial Statements and Supplementary Data, Note 5.

                            MARKETS AND COMPETITION

     TGP faces varying degrees of competition from alternative energy sources, such as electricity, hydroelectric power, coal, and fuel oil. The potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. It may benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, or it may hamper demand by allowing more effective use of surplus electric capacity through increased wheeling as a result of open access. At this time, the Company is not projecting a significant change in natural gas demand as a result of such restructuring.

     Customers of TGP include natural gas producers, marketers and end-users, as well as other gas transmission and distribution companies, none of which individually represents more than 10 percent of the revenues on TGP's system. Substantially all of the revenues of TGP are generated under long-term natural gas transmission contracts. Contracts representing approximately 70 percent of TGP's firm transportation capacity will be expiring over the next two years, principally in November 2000. Although TGP cannot predict how much capacity will be resubscribed, a majority of the expiring contracts cover service to northeastern markets, where there is currently little excess capacity. Several projects, however, have been proposed to deliver incremental volumes to these markets. Although TGP is actively pursuing the renegotiation, extension and/or replacement of these contracts, TGP cannot give any assurance that it will be able to extend or replace these contracts (or a substantial portion thereof) or that the terms of any renegotiated contracts will be as favorable to TGP as the existing contracts.

     In a number of key markets, TGP faces competitive pressure from other major pipeline systems, enabling local distribution companies and end-users to choose a supplier or switch suppliers based on the short-term price of natural gas and the cost of transportation. Competition among pipelines is particularly intense in TGP's supply areas, Louisiana and Texas. In some instances, TGP has had to discount its transportation rates in order to maintain market share. The renegotiation of TGP's expiring contracts may be adversely affected by the foregoing competitive factors.

     Substantially all of the revenues of TGP are generated under long-term gas transmission contracts. Contracts representing approximately 70 percent of TGP's firm transportation capacity will be expiring over the next two years, principally in November 2000. Although TGP cannot predict how much capacity will be resubscribed, a majority of the expiring contracts cover service to northeastern markets, where there is currently little excess capacity. Several projects, however, have been proposed to deliver incremental volumes to these markets. Although TGP is actively pursuing the renegotiation, extension and/or replacement of these contracts, there can be no assurance as to whether TGP will be able to extend or replace these contracts (or a substantial portion thereof) or that the terms of any renegotiated contracts will be as favorable to TGP as the existing contracts.

                                 ENVIRONMENTAL

     A description of the Company's environmental activities is included in Item 8, Financial Statements and Supplementary Data, Note 5, Commitments and Contingencies, Environmental, which is incorporated by reference herein.

                                   EMPLOYEES

     The Company had approximately 1,300 full-time employees on December 31, 1998. The Company has no collective bargaining arrangements and no significant changes in the workforce have occurred since December 31, 1998.

ITEM 2. PROPERTIES

     A description of the Company's properties is included in Item 1, Business, and is incorporated by reference herein.

     The Company is of the opinion that it has generally satisfactory title to the properties owned and used in its businesses, subject to the liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such properties in its businesses. The Company believes that its physical properties are adequate and suitable for the conduct of its business in the future.

ITEM 3. LEGAL PROCEEDINGS

     See Item 8, Financial Statements and Supplementary Data, Note 5, Commitments and Contingencies, Legal Proceedings, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     All of TGP's common stock, par value $5 per share (the "Common Stock"), is owned by EPTPC and, accordingly, there is no public trading market for such securities.

     Dividends in such amounts as may be determined by the Board of Directors of TGP may be declared and paid on the Common Stock from time to time out of any funds legally available therefore. On December 31, 1998, as part of the tax-free internal reorganization, the Company declared and paid to EPTPC a non-cash dividend of its investment in subsidiaries in the amount of $1,940 million. In March 1997, the Company declared and paid a $889 million cash dividend to EPTPC and in December 1997, the Company declared and paid a $1,083 million non-cash dividend to EPTPC which was used to offset a $1,083 million note receivable from EPTPC.

ITEM 6. SELECTED FINANCIAL DATA

     Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This item is presented pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    GENERAL

     On December 31, 1998, EPEC completed a tax-free internal reorganization of its assets and operations and those of its subsidiaries. After giving effect to the reorganization, the Company's primary asset is an interstate pipeline system known as the TGP system. See Item 8, Financial Statements and Supplementary Data, Note 1, for a further discussion of the tax-free internal reorganization.

                RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

     The Company evaluates performance based on earnings before interest expense and income taxes, excluding affiliated interest income ("EBIT"). Accordingly, results of operations are presented on that basis. The information below is presented giving effect to the tax-free internal reorganization.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                --------------
                                                                1998     1997
                                                                -----    -----
                                                                (IN MILLIONS)
Operating revenues..........................................    $ 699    $ 729
Operating expenses..........................................     (413)    (480)
Other -- net................................................       26       15
                                                                -----    -----
  EBIT......................................................    $ 312    $ 264
                                                                =====    =====

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Operating revenues for the year ended December 31, 1998, were $30 million lower than for the same period of 1997 primarily because of lower throughput resulting from warmer average temperatures in the northeastern and midwestern markets and a downward revision in the amount of recoverable interest on GSR costs.

     Operating expenses for the year ended December 31, 1998, were $67 million lower than for the same period of 1997 primarily due to lower system fuel usage associated with operating efficiencies attained during the period of lower throughput, reduced operation and maintenance expenses largely due to lower payroll costs, and lower franchise taxes.

     Other -- net for the year ended December 31, 1998, was $11 million higher than for the same period of 1997 due to interest income on a favorable sales and use tax settlement and gains on the sale of assets.

INTEREST AND DEBT EXPENSE

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Interest and debt expense for the year ended December 31, 1998 was $18 million higher than for the same period in 1997 primarily due to an increase in long-term borrowings. The increase was partially offset by a decrease in short-term borrowings, and the 1997 interest on the rate refund to TGP's customers.

INCOME TAX EXPENSE

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Income tax expense for 1998 was $39 million compared to $52 million for 1997. The effective tax rate was 26 percent and 34 percent for 1998 and 1997, respectively. The effective tax rate for 1998 was lower than 1997 primarily as a result of distributions of previously taxed income received from foreign affiliates and lower state income taxes.

COMMITMENTS AND CONTINGENCIES

     For a discussion of the Company's commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 5.

     RISK FACTORS -- CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions may identify forward-looking statements.

     With this in mind, you should consider the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf:

OUR INDUSTRY IS HIGHLY COMPETITIVE

     The hydrocarbons that we transport are owned by third parties. As a result, the volume of hydrocarbons involved in such activities is dependent upon the actions of those third parties, and are beyond our control. Further, our ability to maintain or increase current transmission volumes or to remarket unsubscribed capacity, is subject to the impact of the following:

     - future weather conditions or other alternative energy sources;

     - price competition;

     - drilling activity and supply availability; and

     - service competition.

     Our future profitability may be affected by our ability to compete with the services offered by other energy enterprises which may be larger, offer more services, and possess greater resources.

     Seventy percent of TGP's contracts are expiring over the next two years, principally in November 2000. Our ability to negotiate new contracts and to renegotiate existing contracts could be adversely affected by factors we cannot control, including:

     - the proposed construction by other companies of additional pipeline capacity in the markets served by TGP;

     - reduced demand due to higher gas prices;

     - the availability of alternative energy sources; and

     - the viability of our expansion projects.

     For a further discussion see Part I, Item 1, Business, Markets and Competition.

FLUCTUATIONS IN NATURAL GAS PRICES COULD ADVERSELY AFFECT OUR BUSINESS

     Our ability to compete with other transporters is impacted by natural gas prices in the supply basins connected to our pipeline systems as compared to prices in other gas producing regions, especially Canada.

ATTRACTIVE ACQUISITION AND INVESTMENT OPPORTUNITIES MAY NOT BE AVAILABLE

     Our ability to grow will depend, in part, upon our ability to identify and complete attractive acquisition and investment opportunities. Opportunities for growth through acquisitions and investments in joint ventures, and the future operating results and success of such acquisitions and joint ventures within and outside the U.S. may be subject to the effects of, and changes in the following:

     - U.S. and foreign trade and monetary policies;

     - laws and regulations;

     - political and economic developments;

     - inflation rates;

     - taxes; and

     - operating conditions.

Such legal and regulatory events and other unforeseeable obstacles may be beyond our control or ability to manage.

WE COULD INCUR SUBSTANTIAL ENVIRONMENTAL LIABILITIES

     We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. For additional information concerning the Company's environmental matters, see Item 8, Financial Statements and Supplementary Data, Note 5.

OUR ACTIVITIES INVOLVE OPERATING HAZARDS AND UNINSURED RISKS

     While we maintain insurance against certain of the risks normally associated with the transportation of natural gas, including explosions, pollution and fires, the occurrence of a significant event that is not fully insured against could have a material adverse effect on our business.

WE ARE SUBJECT TO FINANCING AND INTEREST RATE EXPOSURE RISKS

     Our business and operating results can be adversely affected by factors such as the availability or cost of capital, changes in interest rates, changes in the tax rates due to new tax laws, market perceptions of the natural gas industry, TGP or EPEC, or credit ratings.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH YEAR 2000 ISSUES

     EPEC and its subsidiaries, including EPTPC and the Company, are taking steps to mitigate any adverse effects of the Year 2000 date change on our customers and business operations including the assessment, remediation, testing of our applications, hardware and software, and the implementation of necessary change. Nevertheless, our failure, or the failure of third-parties with whom we deal, to achieve Year 2000 compliance may adversely affect our business. For more information regarding the Year 2000 compliance project, see EPTPC's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is changing interest rates. The table below presents the related weighted average interest rates by expected maturity dates. As of December 31, 1998, and 1997, the carrying amounts of short-term borrowings are representative of fair value because of the short-term maturity of these instruments. The fair value of the long-term debt has been estimated based on quoted market prices for the same or similar issues.

     The tabular presentation related to the Company's interest rate risk, as of December 31, 1998, and 1997, is illustrated below:

                                                               DECEMBER 31, 1998
                                      -------------------------------------------------------------------
                                                       EXPECTED FISCAL YEAR OF MATURITY
                                      -------------------------------------------------------------------
                                      1999   2000   2001   2002   2003   THEREAFTER   TOTAL    FAIR VALUE
                                      ----   ----   ----   ----   ----   ----------   ------   ----------
                                                             (DOLLARS IN MILLIONS)
LIABILITIES:
  Short-term debt -- variable
  rate..............................  $190                                            $  190     $  190
------------------------------------
       Average interest rate........   5.8%
  Long-term debt, including
  -----------------------------
     current portion -- fixed
       rate.........................  $  1   $  1   $  1                   $1,351     $1,354     $1,441
  ----------------------------------
       Average interest rate........   6.3%   6.3%   6.3%                     7.5%

                                                                DECEMBER 31, 1997
                                                              ---------------------
                                                              TOTAL     FAIR VALUE
                                                              ------    -----------
                                                              (DOLLARS IN MILLIONS)
LIABILITIES:
  Short-term debt -- variable rate..........................   $417       $  417
     Average interest rate paid in 1998.....................    6.0%
  Long-term debt, including current portion -- fixed rate...   $962       $1,030
       Average interest rate paid in 1998...................    7.5%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         TENNESSEE GAS PIPELINE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1998     1997     1996
                                                              ------   ------   -------
Operating revenue:
  Transportation............................................   $680     $696     $ 640
  Other.....................................................     19       33       163
                                                               ----     ----     -----
                                                                699      729       803
                                                               ----     ----     -----
Operating expense:
  Operation and maintenance.................................    242      306       325
  Finance charges...........................................     --       --        62
  Depreciation, depletion and amortization..................    134      127       135
  Taxes, other than income taxes............................     37       47        52
                                                               ----     ----     -----
                                                                413      480       574
                                                               ----     ----     -----
Operating income............................................    286      249       229
                                                               ----     ----     -----
Other (income) and expense:
  Interest and debt expense.................................    173      155        53
  Other, net................................................    (38)     (58)      (71)
                                                               ----     ----     -----
                                                                135       97       (18)
                                                               ----     ----     -----
Income before income taxes..................................    151      152       247
Income tax expense..........................................     39       52        86
                                                               ----     ----     -----
Income before discontinued operations and extraordinary
  loss......................................................    112      100       161
Discontinued operations, net of income tax..................     97       66       (39)
Extraordinary loss, net of income tax.......................     --       --       (75)
                                                               ----     ----     -----
Net income..................................................   $209     $166     $  47
                                                               ====     ====     =====

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998       1997
                                                              ------     ------
                           ASSETS
Current assets
  Cash and temporary investments............................  $    5     $   11
  Accounts and notes receivable, net
     Customer...............................................      66         89
     Affiliated companies...................................     367        322
     Other..................................................      65        163
  Inventories...............................................      15         16
  Deferred income taxes.....................................      38         85
  Regulatory assets.........................................       8        108
  Prepaid expenses..........................................      10         13
  Other.....................................................      15         16
                                                              ------     ------
          Total current assets..............................     589        823
                                                              ------     ------
Plant, property and equipment, net..........................   4,440      4,450
Other.......................................................     188        211
                                                              ------     ------
          Total assets......................................  $5,217     $5,484
                                                              ======     ======

            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................  $   72     $   95
     Affiliated companies...................................     454         24
     Other..................................................      74         38
  Short-term borrowings (including current maturities on
     long-term debt)........................................     191        418
  Note payable to EPEC......................................      35        125
  Accrual for regulatory issues.............................      13         --
  Accrued interest..........................................      24         22
  Other.....................................................     185        315
                                                              ------     ------
          Total current liabilities.........................   1,048      1,037
                                                              ------     ------
Long-term debt, less current maturities.....................   1,353        961
                                                              ------     ------
Deferred income taxes.......................................   1,150      1,120
                                                              ------     ------
Postretirement benefits.....................................      26         26
                                                              ------     ------
Other.......................................................     252        279
                                                              ------     ------
Net liabilities of discontinued operations..................      --        235
                                                              ------     ------

Commitments and contingencies (See Note 5)

Stockholder's equity:
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................      --         --
  Additional paid-in capital................................   1,388      1,826
  Retained earnings.........................................      --         --
                                                              ------     ------
          Total stockholder's equity........................   1,388      1,826
                                                              ------     ------
          Total liabilities and stockholder's equity........  $5,217     $5,484
                                                              ======     ======

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998     1997      1996
                                                              -----    -----    -------
Cash flows from operating activities
Net income..................................................  $ 209    $ 166    $    47
  Less income (loss) from discontinued operations, net of
     income tax.............................................     97       66        (39)
                                                              -----    -----    -------
Income from continuing operations...........................    112      100         86
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion and amortization...............    134      127        135
     Undistributed earnings in equity investments...........     (5)      (1)         6
     Deferred income taxes (benefit)........................     68      178        (52)
     Gain on disposition of property........................     (2)      --        (12)
     Extraordinary loss, net of tax.........................     --       --         75
     Cash paid for interest allocated to affiliates, net of
      tax...................................................     --       --        (29)
     Working capital changes, net of non-cash transactions
       Accounts and notes receivable........................   (332)     116     (1,210)
       Inventories..........................................      2        4         --
       Other current assets.................................    122       47         29
       Accounts payable.....................................      1     (216)       287
       Accrual for regulatory issues........................     13     (143)       140
       Other current liabilities............................    (51)      76       (434)
     Decrease in long-term notes and other receivables
      (net).................................................     --       --        419
     Other..................................................    236       17        (94)
                                                              -----    -----    -------
       Cash provided by continuing operations...............    298      305       (654)
       Cash provided by discontinued operations.............    185      (46)       891
                                                              -----    -----    -------
          Net cash provided by operating activities.........    483      259        237
                                                              -----    -----    -------
Cash flows from investing activities
  Capital expenditures......................................   (126)    (102)      (137)
  Investment in joint ventures and equity investees.........    (10)      (4)        --
  Proceeds from disposal of property and investments........     (6)     (11)       357
  Net change in other affiliated advances...................   (642)     111        179
  Investment in annuity.....................................     --      (40)        --
  Cash provided by (used in) investing activities by
     discontinued operations................................    217     (138)    (1,049)
                                                              -----    -----    -------
          Net cash used in investing activities.............   (567)    (184)      (650)
                                                              -----    -----    -------
Cash flows from financing activities
  Net increase in short-term debt, excluding current
     maturities on long-term debt...........................   (227)      --        (35)
  Increase (decrease) in note payable to affiliate..........    317     (253)       228
  Issuance of other long-term debt..........................    391      883        310
  Retirement of long-term debt..............................     (1)      --     (1,062)
  Dividend to EPTPC.........................................     --     (889)        --
  Net cash contributions from affiliates....................     --       --        769
  Cash provided by (used in) financing activities by
     discontinued operations................................   (414)     189        (88)
                                                              -----    -----    -------
          Net cash provided by (used in) financing
            activities......................................     66      (70)       122
                                                              -----    -----    -------
Increase (decrease) in cash and temporary cash
  investments...............................................    (18)       5       (291)
  Less increase (decrease) in cash and temporary investments
     related to discontinued operations.....................    (12)       5       (246)
                                                              -----    -----    -------
Decrease in cash and temporary cash investments from
  continuing operations.....................................     (6)      --        (45)
Cash and temporary investments
  Beginning of period.......................................     11       11         56
                                                              -----    -----    -------
  End of period.............................................  $   5    $  11    $    11
                                                              =====    =====    =======

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                     STATEMENTS OF CHANGES IN CONSOLIDATED
                              STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                            COMMON STOCK     ADDITIONAL                NOTES
                                           ---------------    PAID-IN     RETAINED   RECEIVABLE   COMBINED    TOTAL
                                           SHARES   AMOUNT    CAPITAL     EARNINGS   FROM EPTPC    EQUITY    EQUITY
                                           ------   ------   ----------   --------   ----------   --------   -------
January 1, 1996 combined equity..........    --      $--      $    --      $  --       $   --     $ 2,243    $ 2,243
  Net income.............................                                                              47         47
  Cash paid for interest allocated to
     affiliates, net of tax..............                                                             (29)       (29)
  Change in corporate debt allocated to
     affiliates..........................                                                            (502)      (502)
  Net change in notes and advances with
     Old Tenneco.........................                                                            (145)      (145)
  Cash contributions from affiliates,
     net.................................                                                             769        769
  Noncash contributions from affiliates,
     net.................................                                                             690        690
                                            ---      ---      -------      -----       ------     -------    -------
December 11, 1996 combined equity........    --       --           --         --           --       3,073      3,073
  Acquisition by EPEC....................   208                 3,073                              (3,073)        --
  Acquisition adjustment to record assets
     and liabilities at fair value.......                         452                                            452
  Notes receivable from EPTPC............                                                (568)                  (568)
  Push down of long-term debt to be
     refinanced at TGP...................                        (900)                                          (900)
                                            ---      ---      -------      -----       ------     -------    -------
December 31, 1996 consolidated equity....   208       --        2,625         --         (568)         --      2,057
  Net income.............................                                    166                                 166
  Increase in note receivable from
     EPTPC...............................                                                (515)                  (515)
  Cash dividend to EPTPC.................                        (841)       (48)                               (889)
  Dividend of note receivable from
     parent..............................                        (965)      (118)       1,083                     --
  Refinancing of push down long-term
     debt................................                         900                                            900
  Acquisition adjustment to record assets
     and liabilities at fair value.......                         107                                            107
                                            ---      ---      -------      -----       ------     -------    -------
December 31, 1997 consolidated equity....   208       --        1,826         --           --          --      1,826
  Net income.............................                                    209                                 209
  Non-cash contributions from EPTPC......                       1,293                                          1,293
  Non-cash dividend to EPTPC.............                      (1,731)      (209)                             (1,940)
                                            ---      ---      -------      -----       ------     -------    -------
December 31, 1998 consolidated equity....   208      $--      $ 1,388      $  --       $   --     $    --    $ 1,388
                                            ===      ===      =======      =====       ======     =======    =======

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Tax-free Internal Reorganization (Discontinued Operations)

     On December 31, 1998, EPEC completed a series of steps to effect a tax-free internal reorganization in accordance with a private letter ruling received from the IRS. Initially, certain energy marketing, field services, and international operations of EPNG were transferred to EPTPC, the Company's parent. Following these transfers, EPTPC contributed those operations to the Company. The total value of these contributions was $1,293 million. The Company completed the reorganization primarily through a series of intercompany transactions, including distributing to EPTPC its interests in those subsidiaries contributed to it. The total value of the dividend was $1,940 million.

     After completing the reorganization, the Company's primary asset is an interstate pipeline system known as the TGP system. In the reorganization, the Company transferred the following assets, liabilities, and operations to EPEC or other subsidiaries of EPEC, and eliminated them from its consolidated financial statements: (i) East Tennessee, the owner and operator of the East Tennessee interstate gas pipeline system; (ii) Midwestern, the owner and operator of the Midwestern interstate gas pipeline system; (iii) all international subsidiaries;
(iv) all field services operations; (v) all trading and marketing operations; and (vi) certain corporate and discontinued operations.

     The Company has treated the assets and operations distributed as though they were discontinued operations as of December 31, 1998, and accordingly has reclassified all prior periods to reflect this treatment. Revenues related to those items treated as discontinued operations were $4,188 million, $2,903 million, and $1,905 million, for the years ended December 31, 1998, 1997, and 1996, respectively.

  Basis of Presentation and Principles of Consolidation

     The consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries of the Company after the elimination of all significant intercompany accounts and transactions. Investments in companies where the Company has the ability to exert significant influence over, but not control operating and financial policies are accounted for using the equity method. The financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or stockholders' equity. In 1996, Old Tenneco reorganized its businesses along an operational basis. As a result, Old Tenneco's operations consisted solely of its energy related businesses and certain discontinued operations. Financial information for periods prior to the acquisition of Old Tenneco in December 1996 by EPEC, has been prepared on a combined basis.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Actual results are likely to differ from those estimates.

  Accounting for Regulated Operations

     The Company's businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from the accounting requirements of the Company's non-regulated entities. Transactions that have been recorded differently as a result of regulatory accounting requirements include: GSR costs to be recovered under a demand and interruptible surcharge, environmental costs to be recovered under a demand surcharge, and certain benefits and other costs and taxes included in or expected to be included in future rates, including costs to refinance debt. When the accounting method followed is prescribed by or allowed by the regulatory authority for rate-making purposes, such method conforms to the generally accepted accounting principle of matching costs with the revenues to which they apply.

  Cash and Temporary Investments

     Short-term investments purchased with an original maturity of three months or less are considered cash equivalents.

  Allowance for Doubtful Accounts and Notes Receivable

     The Company has established a provision for losses on accounts and notes receivable, as well as for gas imbalances due from shippers and operators, which may become uncollectible. Collectibility is reviewed regularly, and the allowance is adjusted as necessary primarily under the specific identification method. The balances of this provision at December 31, 1998, and 1997, were $12 million and $21 million, respectively.

  Gas Imbalances

     The Company values gas imbalances due to or due from shippers and operators at the appropriate index price. Natural gas imbalances are settled in cash or made up in-kind.

  Inventories

     Inventories, consisting of materials and supplies and natural gas in storage, are valued at the lower of cost or market with cost determined using the average cost method.

  Property, Plant, and Equipment

     Included in the Company's property, plant, and equipment is construction work in progress of approximately $86 million and $118 million at December 31, 1998, and 1997, respectively. An allowance for both debt and equity funds used during construction of regulated projects is included in the cost of the Company's property, plant, and equipment.

     Accounting for a substantial portion of property, plant, and equipment is subject to regulation by the FERC. The objectives of this regulation are to ensure the proper recovery of capital investments in rates. Such recovery is generally accomplished by allowing a return of the investment through inclusion of depreciation expense in the cost of service. Rates also allow for a return on the net unrecovered rate base. Specific procedures are prescribed by FERC to control capitalized costs, depreciation, and the disposal of assets. SFAS No. 71 specifically acknowledges the obligation of regulated companies to comply with regulated accounting procedures, even when they conflict with other generally accepted accounting principle pronouncements.

     Regulated property, plant, and equipment is recorded at original cost of construction or, on acquisition, the cost of first party committing the asset to utility services. Construction cost includes direct labor and materials, as well as indirect charges such as overheads and allowance for funds used during construction. Replacements or betterments of major units of property are capitalized. Replacements or additions of minor units of property are expensed.

     Depreciation for regulated property, plant, and equipment is calculated using the composite method. Assets with similar economic characteristics are grouped. The depreciation rate prescribed in the rate settlement is applied to the gross investment for the group until net book value of the group is equal to the salvage value. Currently, depreciation rates vary from 1 percent to 24 percent. This results in remaining economic lives of groups ranging from 2 to 30 years. Depreciation rates are reevaluated in conjunction with the rate making process.

     When regulated property, plant, and equipment is retired, due to abandonment or replacement, the original cost, plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. No gain or loss is recognized unless an entire operating unit, as defined by FERC, has been retired. Gains or losses on dispositions of operating units are included in income.

     Additional acquisition cost assigned to utility plant primarily represents the excess of allocated purchase costs over historical costs that resulted from the December 1996 acquisition of EPTPC. These costs are being amortized on a straight-line basis using FERC approved rates.

     The Company evaluates impairment of its property, plant, and equipment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' clean-up experience and data released by the EPA or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances. These liabilities are included in the balance sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the consolidated financial statements as an asset.

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

     Old Tenneco, together with certain of its subsidiaries which were owned 80 percent or more, including TGP and subsidiaries in the industrial business and the shipbuilding business, had entered into an agreement to file a consolidated U.S. federal income tax return. Such agreement provided, among other things, that (i) each company in a taxable income position would be currently charged with an amount equivalent to its federal income tax computed on a separate return basis, and (ii) each company in a tax loss position would be reimbursed currently to the extent its deductions, including general business credits, were utilized in the consolidated return. Management believes that income tax amounts reflected in the financial statements of the Company under the provisions of the tax sharing arrangement would not be materially different from the income taxes which would have been provided had the Company filed a separate consolidated tax return. Under the tax sharing agreement, Old Tenneco paid all federal taxes directly and billed or refunded, as applicable, its subsidiaries for the applicable portion of the total tax payments. This tax sharing agreement remains in effect for 1998 among EPTPC and certain of its subsidiaries which are owned 80 percent or more, including the Company. Starting in 1999, EPEC and its 80 percent or more owned subsidiaries, including EPTPC and the Company, will file a consolidated federal income tax return.

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This pronouncement is effective for the financial statements for periods beginning after December 15, 1997. At December 31, 1998 and 1997, the Company had no items which would be treated as components of other comprehensive income.

  New Accounting Pronouncements Not Yet Adopted

  Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for such costs, and also defines internal-use computer software. The statement is effective for fiscal years beginning after December 15, 1998. The application of this pronouncement will not have a material impact on the Company's financial position, results of operations, or cash flows.

  Reporting on the Costs of Start-Up Activities

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The statement defines start-up activities and requires start-up and organization costs to be expensed as incurred. In addition, it requires that any such cost that exists on the balance sheet be expensed upon adoption of this pronouncement. The statement is effective for fiscal years beginning after December 15, 1998. The application of this pronouncement will not have a material impact on the Company's financial position, results of operations, or cash flows.

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all quarters in fiscal years beginning after June 15, 1999. The Company is currently evaluating the effects of this pronouncement.

2. ACQUISITION BY EPEC

     In December 1996, TGP became an indirect subsidiary of EPEC as a result of a merger between Old Tenneco and an indirect subsidiary of EPEC. Following this merger, the operations of the Company consisted primarily of those operations related to the transmission and marketing of natural gas and the discontinued operations of Old Tenneco. As a result of the reorganization, the Company's operations now relate only to the transmission of natural gas.

     In preparation for the merger, Old Tenneco initiated tender offers for certain issues of debt of EPTPC and certain of its subsidiaries, including TGP, and certain other debt issues were exchanged into New Tenneco debt, defeased or otherwise retired. Upon completion of the debt realignment transactions, the Company was only responsible for its remaining debt which was not tendered, exchanged, defeased or otherwise retired. The

Company recognized an extraordinary charge of $75 million, net of $58 million in income tax benefit, related to the debt realignment immediately prior to the acquisition by EPEC.

     The consideration provided in the acquisition by EPEC was approximately $4 billion, including retained debt and EPEC equity consideration valued at $913 million.

  Accounting for Acquisition by EPEC

     The acquisition of EPTPC, including TGP, by EPEC was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. Substantially all of the excess of the total purchase price over historical carrying amounts of net assets acquired was allocated to the property, plant and equipment of EPTPC's interstate pipeline systems, including the TGP system. Such allocation was confirmed by an independent appraisal of the property acquired. Current FERC policy does not permit the Company to recover through its rates amounts allocated in purchase accounting to its regulated operations in excess of original cost.

     The Consolidated Balance Sheets of TGP and subsidiaries as of December 31, 1998, and 1997, contained herein reflect the purchase price recorded by EPEC.

3. FINANCING TRANSACTIONS

     The average interest rate of short-term borrowings was 5.8% and 6.0% at December 31, 1998 and 1997, respectively. The Company had short-term borrowings, including current maturities of long-term debt, at December 31, 1998 and December 31, 1997, as follows:

                                                              1998    1997
                                                              -----   -----
                                                              (IN MILLIONS)
EPNG Revolving Credit Facility with TGP designated as
  borrower..................................................  $ --    $417
Commercial Paper............................................   190      --
Current maturities of long-term debt........................     1       1
                                                              ----    ----
                                                              $191    $418
                                                              ====    ====

     Long-term debt outstanding at December 31, 1998, and 1997, consisted of the following:

                                                               1998     1997
                                                              ------    ----
                                                              (IN MILLIONS)
  TGP
     Debentures due 2011, average effective interest rate of
      7.5% in 1998 and 7.9% in 1997, net of unamortized
      discount of $10.6 in 1998 ($11.1 in 1997).............  $   75    $ 75
     Debentures due 2017, average effective interest rate of
      7.7% in 1998 and 7.8% in 1997, net of unamortized
      discount of $4.7 in 1998 ($5.0 in 1997)...............     295     295
     Debentures due 2027, average effective interest rate of
      7.1% in 1998 and 7.2% in 1997, net of unamortized
      discount of $3.6 in 1998 ($3.7 in 1997)...............     296     296
     Debentures due 2028, average effective interest rate of
      7.2% in 1998, net of unamortized discount of $8.9 in
      1998..................................................     391      --
     Debentures due 2037, average effective interest rate of
      7.8% in 1998 and 7.9% in 1997, net of unamortized
      discount of $6.3 in 1998 ($6.5 in 1997)...............     294     293
     Other
       Notes due through 2001...............................       3       3
                                                              ------    ----
                                                               1,354     962
     Less current maturities................................       1       1
                                                              ------    ----
          Total long-term debt, less current maturities.....  $1,353    $961
                                                              ======    ====

     The following are aggregate maturities of long-term debt for the next 5 years and in total thereafter:

                                         (IN MILLIONS)
1999....................................    $    1
2000....................................         1
2001....................................         1
2002....................................        --
2003....................................        --
Thereafter..............................     1,351
                                            ------
          Total long-term debt,
            including current
            maturities..................    $1,354
                                            ======

  Other Financing Arrangements

     In March 1997, TGP issued $300 million aggregate principal amount of 7 1/2% debentures due 2017, $300 million aggregate principal amount of 7% debentures due 2027, and $300 million aggregate principal amount of 7 5/8% debentures due 2037. Proceeds of approximately $883 million, net of issuance costs, were used to repay a portion of EPTPC's credit facility and for general corporate purposes.

     In October 1997, EPNG established a new $750 million five-year revolving credit and competitive advance facility and a new $750 million 364-day renewable revolving credit and competitive advance facility (collectively, the "Revolving Credit Facility"). In connection with the establishment of the Revolving Credit Facility, EPTPC's revolving credit facility was also terminated, and the outstanding balance of $417 million was financed under the five-year portion of the new Revolving Credit Facility with TGP designated as the borrower. The availability under the Revolving Credit Facility is expected to be used for general corporate purposes including, but not limited to, backstopping EPNG's and TGP's $1 billion commercial paper programs.

     In August 1998, EPEC became a guarantor of the Revolving Credit Facility. In October 1998, the $750 million 364-day portion of the Revolving Credit Facility was amended to extend the termination date to October 27, 1999. In addition, in October 1998, the Revolving Credit Facility was amended to permit TGP to issue commercial paper, provided that the total amount of commercial paper outstanding at EPNG and TGP is equal to or less than the unused capacity under the Revolving Credit Facility. In December 1998, EPEC became a borrower under the Revolving Credit Facility. The interest rate is 40 basis points above LIBOR, with the spread varying based on EPEC's long-term debt credit rating.

     The availability of borrowings under the Revolving Credit Facility is subject to specified conditions, which management believes the Company currently meets. These conditions include compliance with the financial covenants and ratios required by such agreements, absence of default under such agreements, and continued accuracy of the representations and warranties contained in such agreements (including the absence of any material adverse changes since the specified dates).

     In September 1998, TGP filed a shelf registration permitting TGP to offer up to $600 million (including $100 million carried forward from a prior shelf registration) of debt securities. In October 1998, TGP issued $400 million aggregate principal amount of 7% debentures due 2028. Proceeds to TGP were approximately $391 million, net of issuance costs. Approximately $300 million of the proceeds were used to repay TGP's short-term indebtedness under the Revolving Credit Facility and the remainder was used by TGP for general corporate purposes. After this issuance, TGP has $200 million of capacity remaining under its shelf registration.

4. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of SFAS No. 107. The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies.

     As of December 31, 1998, and 1997, the carrying amounts of certain financial instruments held by the Company, including cash, cash equivalents, short-term borrowings and investments, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. The fair value of the long-term debt with fixed interest rates has been estimated based on quoted market prices for the same or similar issues.

     The following table reflects the carrying amount and estimated fair value of the Company's financial instruments at December 31:

                                                               1998                     1997
                                                       ---------------------    ---------------------
                                                       CARRYING                 CARRYING
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   ----------    --------   ----------
                                                                       (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt.....................................   $1,354      $1,441       $  962      $1,030

5. COMMITMENTS AND CONTINGENCIES

  Capital Commitments

     At December 31, 1998, the Company had capital and investment commitments of $22 million, which are expected to be funded through internally generated funds and/or incremental borrowings. The Company's other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Purchase Obligations

     In connection with the financing commitments of certain joint ventures, TGP has entered into unconditional purchase obligations for products and services totaling $77 million at December 31, 1998. TGP's annual obligations under these agreements are $21 million for the years 1999 and 2000, $11 million for the year 2001, $4 million for the years 2002 and 2003, and $16 million in total thereafter. Excluded from these amounts is TGP's obligation to purchase 30 percent of the output of the Great Plains coal gasification project's original design capacity through July 2009. In January 1997, TGP executed a settlement of this contract as part of its GSR negotiations, recorded the related liability, and, in the third quarter of 1997, purchased an annuity for $42 million to fund the expected remaining monthly demand requirements of the contract which, under the settlement, continue through January 2004.

  Guarantees

     At December 31, 1998, the Company had guarantees of up to $28 million in connection with various projects.

  Rates and Regulatory Matters

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it seeks comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. Among other things, the NOPR proposes the following: (i) removing the price cap for the short-term capacity market; (ii) establishing procedures to make pipeline and shipper-owned capacity comparable; (iii) auctioning all available short-term pipeline capacity on a daily basis with the pipeline unable to set a reserve price above variable costs; (iv) changing policies or pipeline penalties, nomination procedures and services; (v) increasing pipeline reporting requirements; (vi) permitting the negotiation of terms and conditions of service; and (vii) potentially modifying the procedures for certificating new pipeline construction. Also in July 1998, FERC issued a Notice of Inquiry ("NOI") seeking comments on FERC's policy for pricing long-term capacity. Comments on the NOPR and NOI are due in April 1999, and it is unclear when and what action, if any, FERC will take in connection with the NOPR and NOI and the comments received in response to them.

     In February 1997, TGP filed a settlement with FERC of all issues related to the recovery of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). In April 1997, FERC approved the settlement. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect up to $770 million from its customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. As of December 31, 1998, the demand portion had been fully collected and $41 million of the interruptible transportation portion had been collected. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers. Under the terms of the GSR Stipulation and Agreement, TGP is required to refund to customers amounts collected in excess of each customer's share of transition costs.

     In December 1994, TGP filed for a general rate increase with FERC and in October 1996, FERC approved a settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. Under the stipulation, TGP's refund obligation was approximately $185 million, inclusive of interest, of which
$161 million was refunded to customers in March 1997 and June 1997 with the remaining $24 million refund obligation offset against GSR recoveries in accordance with particular customer elections. TGP provided a reserve for these rate refunds as revenues were collected. One party, a competitor of TGP, filed a Petition for Review of the FERC orders with the Court of Appeals. The Court of Appeals remanded the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers (centralized locations where buyers and sellers can physically exchange gas). At FERC's request, comments were filed in January 1999.

     All cost of service issues related to TGP's 1991 general rate proceeding were resolved pursuant to a settlement agreement approved by FERC in an order which now has become final. However, cost allocation and rate design issues remained unresolved. In July 1996, following an ALJ's decision on these cost and design issues, FERC ruled on certain issues but remanded to the ALJ the issue of the proper allocation of TGP's New England lateral costs. In July 1997, FERC issued an order denying rehearing of its July 1996 order but clarifying that, among other things, although the ultimate resolution as to the proper allocation of costs would be applied retroactively to July 1, 1995, the cost of service settlement does not allow TGP to recover from other customers any amounts that TGP may ultimately be required to refund. In February 1999, petitions for review of the July 1996 and July 1997 FERC orders were denied by the Court of Appeals. In the remand proceeding, the ALJ issued his decision on the proper allocation of the New England lateral costs in December 1997. That decision adopts a methodology that, economically, approximates the one currently used by TGP. In October 1998, FERC issued an order affirming the ALJ's decision. Certain parties have requested rehearing of that order, and the matter is currently pending before FERC.

     TGP has filed cash out reports for the period September 1993 through August 1998. TGP's filings showed a cumulative loss through August of 1998 of $3 million. TGP has reached a settlement in principle with its customers to resolve outstanding FERC proceedings related to these filed cash out reports. The reports, as well as the accounting for customer imbalances, had been challenged by TGP's customers. Upon FERC's approval, the settlement will provide for a new mechanism for accounting for TGP's cash out program.

  FERC Compliance Audits

     TGP as an interstate pipeline, is subject to FERC audits of its books and records. TGP does not have any open audits; however, TGP's property retirements are currently under review by the FERC audit staff.

     Management believes the ultimate resolution of the aforementioned rate and regulatory matters, which are in various stages of finalization, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Legal Proceedings

     In February 1998, the United States and the State of Texas filed in a United States District Court a Comprehensive Environmental Response, Compensation and Liability Act cost recovery action, United States v. Atlantic Richfield Co., et al., against fourteen companies including the following affiliates of EPEC: TGP, EPTPC, EPEC Corporation, EPEC Polymers, Inc. and the dissolved Petro-Tex Chemical Corporation, relating to the Sikes Disposal Pits Superfund Site ("Sikes") located in Harris County, Texas. Sikes was an unpermitted waste disposal site during the 1960s that accepted waste hauled from numerous Houston Ship Channel industries. The suit alleges that the former Tenneco Chemicals, Inc. and Petro-Tex Chemical Corporation arranged for disposal of hazardous substances at Sikes. TGP, EPTPC, EPEC Corporation and EPEC Polymers, Inc. are alleged to be derivatively liable as successors or as parent corporations. The suit claims that the United States and the State of Texas have expended over $125 million in remediating the site, and seeks to recover that amount plus interest. Other companies named as defendants include Atlantic Richfield Company, Crown Central Petroleum Corporation, Occidental Chemical Corporation, Exxon Corporation, Goodyear Tire & Rubber Company, Rohm & Haas Company, Shell Oil Company and Vacuum Tanks, Inc. These defendants have filed their answers and third-party complaints seeking contribution from twelve other entities believed to be PRPs at Sikes. Although factual investigation relating to Sikes is in very preliminary stages, the Company believes that the amount of material, if any, disposed at Sikes from the Tenneco Chemicals, Inc. or Petro-Tex Chemical Corporation facilities was small, possibly de minimis. However, the government plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring. While the outcome of this matter cannot be predicted with certainty, management does not expect this matter to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court, Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Company, alleging that TGP discharged pollutants into the waters of the state without a permit and disposed of PCBs without a permit. The agency sought an injunction against future discharges, sought an order to remediate or remove PCBs, and sought a civil penalty. TGP has entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits for its Kentucky compressor stations from the agency, and continues to work to resolve the remaining issues. The relevant Kentucky compressor stations are scheduled to be characterized and remediated under the consent order with the EPA. Management believes that the resolution of this issue will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     TGP has been named a defendant in United States ex rel Grynberg v. El Paso Natural Gas Company, et al. Generally, the complaint in this motion alleges an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the U.S. government of royalties. The complaint remains sealed. The Company believes the complaint to be without merit.

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

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 1998, the Company had reserves for expected remediation costs and associated onsite, offsite and groundwater technical studies of approximately $110 million; and other costs of approximately $4 million which the Company anticipates incurring through 2027.

     In addition, the Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $6 million in 1999. Capital expenditures will range from approximately $51 million to $76 million in the aggregate for the years 2000 through 2007. These expenditures primarily relate to compliance with air regulations and, to a lesser extent, control of water discharges.

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

     In May 1995, following negotiations with its customers, TGP filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. The Environmental Stipulation was effective July 1, 1995. As of December 31, 1998, a balance of $2 million remains to be collected under the stipulation.

     TGP has been designated, has received notice that it could be designated, or has been asked for information to determine whether it could be designated as a PRP with respect to 3 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. As of December 31, 1998, the Company has estimated its share of the remediation costs at these sites to be approximately $2 million and has provided reserves that it believes are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company has initiated proceedings against its historic liability insurers seeking payment or reimbursement of costs and liabilities associated with environmental matters. In these proceedings, the Company contends that certain environmental costs and liabilities associated with various entities or sites, including costs associated with former operating sites, must be paid or reimbursed by certain of its historic insurers. The proceedings are in the discovery stage, and it is not yet possible to predict the outcome.

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

     For a further discussion of specific environmental matters, see Legal Proceedings above.

     Management is not aware of other commitments or contingent liabilities which would have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

6. INCOME TAXES

     The following table reflects the components of income tax expense of continuing operations for the years ended December 31:

                                                              1998    1997     1996
                                                              ----    -----    ----
                                                                  (IN MILLIONS)
Current
  Federal ..................................................  $(15)   $ (91)   $108
  State and local...........................................   (14)     (35)     30
                                                              ----    -----    ----
                                                               (29)    (126)    138
                                                              ----    -----    ----
Deferred
  Federal ..................................................    65      147     (27)
  State and local...........................................     3       31     (25)
                                                              ----    -----    ----
                                                                68      178     (52)
                                                              ----    -----    ----
Total tax expense...........................................  $ 39    $  52    $ 86
                                                              ====    =====    ====

     Tax expense of the Company from continuing operations differs from the amounts computed by applying the statutory federal income tax rate (35 percent) to income before taxes. The following table outlines the reasons for the differences for the periods ended December 31:

                                                              1998    1997    1996
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Tax expense computed at the statutory U.S. federal income
  tax rate..................................................  $53     $53     $86
Increases (reductions) in income tax expense resulting from:
  State and local taxes on income, net of U.S. federal
     income tax benefit.....................................   (7)     (2)      3
  Permanent differences on sales of assets..................   --      --      (1)
  Realization of unrecognized deferred tax assets...........   --      --      (1)
  Other.....................................................   (7)      1      (1)
                                                              ---     ---     ---
Income tax expense..........................................  $39     $52     $86
                                                              ===     ===     ===
Effective tax rate..........................................   26%     34%     35%
                                                              ===     ===     ===

     Income tax expense (benefit) related to the assets, liabilities, and operations treated as discontinued operations as a result of the tax-free internal reorganization was $44 million, $36 million, and $(18) million for the years ended December 31, 1998, 1997, and 1996, respectively.

     The following table reflects the components of the net deferred tax liability from continuing operations at December 31:

                                                               1998       1997
                                                              ------     ------
                                                                (IN MILLIONS)
Deferred tax assets
  U.S. net operating loss carryforwards.....................  $   21     $   76
  Postretirement benefits other than pensions...............      12        119
  Accrual for regulatory issues.............................     108         69
  Environmental reserve.....................................      59         62
  Other.....................................................     156        186
  Valuation allowance.......................................      (4)        --
                                                              ------     ------
  Total deferred tax asset..................................     352        512
                                                              ------     ------
Deferred tax liabilities
  Tax over book depreciation................................   1,386      1,385
  Regulatory issues.........................................      68         67
  Other.....................................................      10         95
                                                              ------     ------
  Total deferred tax liability..............................   1,464      1,547
                                                              ------     ------
Net deferred tax liability..................................  $1,112     $1,035
                                                              ======     ======

     As of December 31, 1998, approximately $59 million of net operating losses were available to offset future tax liabilities. Approximately $4 million of the net operating loss carryovers expire in 2007 and the remaining $55 million expire in 2012. Usage of the carryovers is subject to the limitations provided for under Section 382 of the Internal Revenue Code as well as the separate return limitation year rules of the Treasury Regulations.

     The Company has recorded a valuation allowance of $4 million to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of net operating loss carryovers of an acquired company. Any tax benefits subsequently recognized from reversal of this valuation allowance will be allocated to goodwill.

     EPNG and EPTPC each file a separate consolidated federal income tax return which includes the operations of their respective subsidiaries as they existed at the time of the acquisition by EPEC. Deferred taxes corresponding to the allocation of the purchase price to the assets and liabilities acquired, have been reflected in the Consolidated Balance Sheets at December 31, 1998, and 1997. Starting in 1999, EPEC and its 80 percent or more owned subsidiaries, including EPTPC and the Company, will file a consolidated federal income tax return.

7. RETIREMENT BENEFITS

  Pension Benefits

     Prior to January 1, 1997, substantially all of the Company's employees were covered under the Old Tenneco Retirement Plan ("TRP"). The related benefit obligation is the responsibility of New Tenneco and as such is not included in the Consolidated Balance Sheets.

     Effective January 1, 1997, the EPEC plan was amended to provide benefits determined by a cash balance formula to include employees added as a result of the acquisition of EPTPC, including the Company, by EPEC. Employees who were participants on December 31, 1996, received the greater of cash balance benefits or prior plan benefits accrued through December 31, 2001.

     EPEC is responsible for benefits accrued under its defined benefit plan and its cash balance plan and allocates the related costs to its affiliates.

     During 1997, EPEC offered special termination benefits to Company employees, as a result of the acquisition of EPTPC by EPEC, who were at least 55 years old and who were eligible to retire under the TRP on December 31, 1996. Eligible employees accepting this offer and retiring by July 1, 1997, received a cash balance credit based on an enhanced formula not to exceed one year's base salary. The $10 million associated with the special termination benefits was accrued at December 31, 1996.

  Other Postretirement Benefits

     As a result of the acquisition by EPEC, TGP retained responsibility for certain postretirement medical and life insurance benefits for former employees and employees who were eligible to retire on December 31, 1996, and did so by July 1, 1997. Medical benefits for this closed group of retirees may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer. TGP has reserved the right to change these benefits. Employees who retired after July 1, 1997 will continue to receive limited postretirement life insurance benefits. TGP's postretirement benefit plan costs are prefunded to the extent such costs are recoverable through rates. Effective February 1, 1992, TGP began recovering through its rates the other postretirement benefits ("OPEB") costs included in the June 1993 rate case settlement. To the extent actual OPEB costs differ from the amounts funded, a regulatory asset or liability is recorded.

     The following table sets forth the change in benefit obligation, change in plan assets, funded status, and components of net periodic benefit cost for other postretirement benefits. In 1998, the Company changed the measurement date for measuring its OPEB obligations from December 31 to September 30. Traditionally, timing of the receipt of this information has limited the Company's ability to maximize planning and budgeting opportunities with respect to projected costs of its various plans. The Company changed its benefit reporting date to facilitate the planning process and gather necessary financial reporting information in a more timely manner. Management believes the date change is preferable to the method previously employed. This change in measurement date has been accounted for as a change in accounting principle and had no material cumulative effect on retirement benefit expense for the current or prior periods.

                                                              POSTRETIREMENT
                                                                 BENEFITS
                                                              --------------
                                                              1998     1997
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Actuarial present value of benefit obligation at January
     1......................................................  $ 40     $ 37
  Interest cost.............................................     2        3
  Participant contributions.................................     1        1
  Benefits paid.............................................    (3)      (4)
  Plan amendment............................................    (1)      --
  Actuarial (gain) or loss..................................    (5)       3
                                                              ----     ----
  Actuarial present value of benefit obligation for 1998 at
     September 30 and for 1997 at December 31...............  $ 34     $ 40
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at January 1....................  $  7     $  4
  Actual return on plan assets..............................    --        2
  Employer contributions....................................     4        3
  Participant contributions.................................    --        1
  Benefits paid.............................................    (3)      (4)
                                                              ----     ----
  Fair value of plan assets for 1998 at September 30 and for
     1997 at December 31....................................  $  8     $  6
                                                              ====     ====
Reconciliation of funded status
  Funded status for 1998 at September 30 and for 1997 at
     December 31............................................  $(26)    $(34)
  Fourth quarter contributions..............................     1       --
  Unrecognized net actuarial (gain) or loss.................    (2)       3
  Unrecognized prior service cost...........................    (1)      --
                                                              ----     ----
  Net accrued benefit cost at December 31...................  $(28)    $(31)
                                                              ====     ====

     As of December 31, 1998, and 1997, the current liability portion of the postretirement benefits was $2 million and $5 million, respectively. Benefit obligations are based upon certain actuarial estimates as described below.

     Net periodic benefit cost for the plans consisted of interest costs of $2 million, $3 million, and $2 million for the years ended December 31, 1998, 1997, and 1996, respectively.

                                                                POSTRETIREMENT BENEFITS
                                                              ----------------------------
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
Weighted average assumptions
  Discount rate.............................................      6.75%          7.00%
  Expected return on plan assets............................      7.50%          8.50%

     Actuarial estimates for the Company's postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10 percent through 2000, gradually decreasing to 6 percent by the year 2008. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. A one-percentage point change in assumed health care cost trends would have the following effects:

                                                              1998     1997
                                                              -----    -----
                                                              (IN MILLIONS)
One Percentage Point Increase
  Accumulated Postretirement Benefit Obligation for 1998 at
     September 30 and for 1997 at December 31...............  $  1     $  1
One Percentage Point Decrease
  Accumulated Postretirement Benefit Obligation for 1998 at
     September 30 and for 1997 at December 31...............  $ (1)    $ (1)

  Retirement Savings Plan

     TGP's employees participate in EPEC's defined contribution plan.

8. INVENTORIES

     Inventories consisted of the following at December 31:

                                                              1998     1997
                                                              -----    -----
                                                              (IN MILLIONS)
Materials and supplies......................................   $15      $14
Gas in storage..............................................    --        2
                                                               ---      ---
          Total.............................................   $15      $16
                                                               ===      ===

9. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31:

                                                               1998      1997
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,316    $2,191
Less accumulated depreciation and depletion.................     216       103
                                                              ------    ------
                                                               2,100     2,088
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,340     2,362
                                                              ------    ------
          Total property, plant and equipment, net..........  $4,440    $4,450
                                                              ======    ======

     Current FERC policy does not permit the Company to recover amounts in excess of original cost allocated in purchase accounting to its regulated operations through rates.

10. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                             1998      1997     1996
                                                             -----     -----    ----
                                                                  (IN MILLIONS)
Interest...................................................  $ 351     $ (28)   $ 66
Income tax payments (refunds)..............................    (84)      (75)    204

11. TRANSACTIONS WITH AFFILIATES

  General and Administrative Expenses

     In 1998, EPEC allocated certain general and administrative expenses to the Company. The allocation is based on the estimated level of effort devoted to the Company's operations and relative size based on revenues, gross property and payroll. In 1996 and 1997, the Company performed most of its own administrative functions, and therefore, allocated general and administrative expenses were lower than for 1998. In 1996, the Company received an allocation of costs for these services from Old Tenneco. Costs allocated to the Company included in operation and maintenance expense in the Consolidated Income Statements were $110 million, $12 million, and $17 million for the years ended December 31, 1998, 1997, and 1996, respectively.

  Notes and Advances Receivable or Payable with Affiliates

     For the year 1996, cash contributions from (distributions to) affiliates in the Statements of Changes in Consolidated Stockholders' Equity consist of net cash changes in notes and advances receivable or payable between the Company and the industrial business and shipbuilding business which have been included in combined equity. Historically, Old Tenneco has utilized notes and advances to centrally manage cash funding requirements for its consolidated group.

     The "Note payable to EPEC" balance at December 31, 1998 and 1997 relates to an interest-bearing demand loan first made to TGP from EPEC in December 1996 subsequent to EPEC's acquisition of TGP.

  Accounts Receivable and Accounts Payable -- Affiliated Companies

     Balances in accounts receivable and accounts payable -- affiliated companies relate to activities in the normal course of business.

12. SEGMENT INFORMATION

     The Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective January 1, 1998. The TGP system serves the northeast section of the U.S., including the New York City and Boston metropolitan areas. The multiple-line system begins in the gas-producing regions of south Texas and Louisiana, including the Gulf of Mexico. Management of the Company evaluates the TGP system's performance based on EBIT.

     The Company did not have gross revenue from any customer equal to, or in excess of, ten percent of consolidated operating revenue for the year ended December 31, 1998.

13. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            OPERATING    OPERATING         NET
                         QUARTER                            REVENUES      INCOME      INCOME (LOSS)
                         -------                            ---------    ---------    -------------
                                                                         (IN MILLIONS)
1998 1st..................................................    $193         $ 80           $ 46
      2nd.................................................     164           55             31
      3rd.................................................     165           59             46
      4th.................................................     177           92             86
                                                              ----         ----           ----
                                                              $699         $286           $209
                                                              ====         ====           ====
1997 1st..................................................    $193         $ 62           $ 48
      2nd.................................................     176           60             29
      3rd.................................................     171           56             36
      4th.................................................     189           71             53
                                                              ----         ----           ----
                                                              $729         $249           $166
                                                              ====         ====           ====

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Tennessee Gas Pipeline Company:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14.(a) 1. present fairly, in all material respects, the consolidated financial position of Tennessee Gas Pipeline Company as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14.(a) 2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinions expressed above.

PricewaterhouseCoopers LLP

Houston, Texas
March 9, 1999

                                  SCHEDULE II

                         TENNESSEE GAS PIPELINE COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN MILLIONS)

                  COLUMN A                     COLUMN B           COLUMN C            COLUMN D    COLUMN E
                  --------                     --------    -----------------------    --------    --------
                                              BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                                              BEGINNING    COSTS AND      OTHER                    AT END
                DESCRIPTION                   OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
                -----------                   ----------   ----------   ----------   ----------   ---------
1998
  Allowance for doubtful accounts...........     $21          $(5)         $--          $ 4          $12
  Valuation allowance on deferred tax
     assets.................................     $--          $--          $ 4          $--          $ 4
1997
  Allowance for doubtful accounts...........     $20          $13          $--          $12          $21
1996
  Allowance for doubtful accounts...........     $12          $11          $--          $ 3          $20
  Valuation allowance on deferred tax
     assets.................................     $ 2          $(1)         $--          $ 1          $--

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant;" Item 11, "Executive Compensation;" Item 12, "Security Ownership of Certain Beneficial Owners and Management;" and Item 13, "Certain Relationships and Related Transactions;" have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

      1. Financial statements.

     The following consolidated and combined financial statements of the Company are included in Part II, Item 8 of this report:

                                                                PAGE
                                                                ----
     Consolidated Statements of Income......................     10
     Consolidated Balance Sheets............................     11
     Consolidated Statements of Cash Flows..................     12
     Statements of Changes in Consolidated Stockholder's
      Equity................................................     13
     Notes to Consolidated Financial Statements.............     14
     Report of independent accountants......................     31

 2. Financial statement schedules and supplementary information required to be submitted.

     Schedule II -- Valuation and qualifying accounts.......     32
     Schedules other than that listed above are omitted
      because they are not applicable

 3. Exhibit list............................................     34

     (B) REPORTS ON FORM 8-K:

     On October 5, 1998, TGP filed a report under Item 5 on Form 8-K, dated October 5, 1998 with respect to the contemplated internal tax-free reorganization. On October 9, 1998, TGP filed a report under Item 5 and Item 7 on Form 8-K, dated October 9, 1998, with respect to the issuance of $400 million aggregate principal amount of 7% Debentures due 2028.

                         TENNESSEE GAS PIPELINE COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 1998

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
      3.A      -- Restated Certificate of Incorporation as amended (Exhibit
                  3(a) to TGP's Form 10-K for 1994, File No. 1-4101);
                  Certificate of Ownership and Merger dated as of April 12,
                  1996; Certificate of Amendment of Certificate of
                  Incorporation dated October 8, 1996 (Exhibit 3.2 to TGP's
                  Form 10-K for 1997, File No. 1-4101).
     *3.A.1    -- Certificate of Ownership and Merger dated as of March 27,
                  1998.
      3.B      -- By-laws of TGP, as amended March 1, 1998 (Exhibit 3.B to
                  TGP's Form 10-Q filed May 15, 1998, File No. 1-4101).
      4.A      -- Indenture dated as of March 4, 1997, between TGP and the
                  Chase Manhattan Bank (Exhibit 4.1 to EPTPC's Form 10-K
                  for 1997, File No. 1-9864); First Supplemental Indenture
                  dated as of March 13, 1997, between TGP and The Chase
                  Manhattan Bank (Exhibit 4.2 to EPTPC's Form 10-K for
                  1997, File No. 1-9864); Second Supplemental Indenture
                  dated as of March 13, 1997, between TGP and The Chase
                  Manhattan Bank (Exhibit 4.3 to EPTPC's Form 10-K for
                  1997, File No. 1-9864); Third Supplemental Indenture
                  dated as of March 13, 1997, between TGP and The Chase
                  Manhattan Bank (Exhibit 4.4 to EPTPC's Form 10-K for
                  1997, File No. 1-9864); Fourth Supplemental Indenture
                  dated as of October 9, 1998, between TGP and The Chase
                  Manhattan Bank (Exhibit 4.2 to TGP's Form 8-K filed
                  October 9, 1998, File No. 1-4101).
     10.A      -- $750 million 364-Day Revolving Credit and Competitive
                  Advance Facility Agreement dated as of October 29, 1997,
                  by and among EPNG, TGP, The Chase Manhattan Bank,
                  Citibank, N.A., Morgan Guaranty Trust Company of New
                  York, and certain other banks (Exhibit 10.A to EPEC's
                  Form 10-Q, filed November 12, 1998 File No. 1-14365, (the
                  "EPEC 1998 Third Quarter 10-Q")); First Amendment to the
                  $750 million 364-Day Revolving Credit and Competitive
                  Advance Facility dated as of October 9, 1998, by and
                  among EPNG, TGP, The Chase Manhattan Bank, Citibank,
                  N.A., Morgan Guaranty Trust Company of New York, and
                  certain other banks (Exhibit 10.B to the EPEC 1998 Third
                  Quarter 10-Q),
     10.B      -- $750 million 5-Year Revolving Credit and Competitive
                  Advance Facility Agreement dated as of October 29, 1997,
                  by and among EPNG, TGP, The Chase Manhattan Bank,
                  Citibank, N.A., Morgan Guaranty Trust Company of New
                  York, and certain other banks (Exhibit 10.D to the EPEC
                  1998 Third Quarter 10-Q); First Amendment to the $750
                  million 5-Year Revolving Credit and Competitive Advance
                  Facility dated as of October 9, 1998, by and among EPNG,
                  TGP, The Chase Manhattan Bank, Citibank, N.A., Morgan
                  Guaranty Trust Company of New York, and certain other
                  banks (Exhibit 10.E to the EPEC 1998 Third Quarter 10-Q).
    *18        -- Letter Regarding Change in Accounting Principles.
     21        -- Omitted pursuant to the reduced disclosure format
                  permitted by General Instruction I to Form 10-K.
    *23        -- Consent of Independent Accountants.
    *27        -- Financial Data Schedule.

UNDERTAKING

     The undersigned Registrant hereby undertakes, pursuant to Regulation S-K,
Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of Registrant and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of Registrant and its consolidated subsidiaries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Tennessee Gas Pipeline Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March 1999.

                                            TENNESSEE GAS PIPELINE COMPANY
                                                       Registrant

                                            By:     /s/ WILLIAM A. WISE
                                              ----------------------------------
                                                       William A. Wise
                                                    Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Tennessee Gas Pipeline Company and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                      DATE
                      ---------                                     -----                      ----
                 /s/ WILLIAM A. WISE                     Chairman of the Board and         March 18, 1999
-----------------------------------------------------      Director
                  (William A. Wise)

             /s/ JOHN W. SOMERHALDER II                  President and Director            March 18, 1999
-----------------------------------------------------
              (John W. Somerhalder II)

                 /s/ H. BRENT AUSTIN                     Executive Vice President,         March 18, 1999
-----------------------------------------------------      Chief Financial Officer
                  (H. Brent Austin)                        and Director

                /s/ JEFFREY I. BEASON                    Vice President and                March 18, 1999
-----------------------------------------------------      Controller (Chief
                 (Jeffrey I. Beason)                       Accounting Officer)

                               INDEX TO EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk, all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
      3.A      -- Restated Certificate of Incorporation as amended (Exhibit
                  3(a) to TGP's Form 10-K for 1994, File No. 1-4101);
                  Certificate of Ownership and Merger dated as of April 12,
                  1996; Certificate of Amendment of Certificate of
                  Incorporation dated October 8, 1996 (Exhibit 3.2 to TGP's
                  Form 10-K for 1997, File No. 1-4101).
     *3.A.1    -- Certificate of Ownership and Merger dated as of March 27,
                  1998.
      3.B      -- By-laws of TGP, as amended March 1, 1998 (Exhibit 3.B to
                  TGP's Form 10-Q filed May 15, 1998, File No. 1-4101).
      4.A      -- Indenture dated as of March 4, 1997, between TGP and the
                  Chase Manhattan Bank (Exhibit 4.1 to EPTP's Form 10-K for
                  1997, File No. 1-9864); First Supplemental Indenture
                  dated as of March 13, 1997, between TGP and The Chase
                  Manhattan Bank (Exhibit 4.2 to EPTP's Form 10-K for 1997,
                  File No. 1-9864); Second Supplemental Indenture dated as
                  of March 13, 1997, between TGP and The Chase Manhattan
                  Bank (Exhibit 4.3 to EPTP's Form 10-K for 1997, File No.
                  1-9864); Third Supplemental Indenture dated as of March
                  13, 1997, between TGP and The Chase Manhattan Bank
                  (Exhibit 4.4 to EPTP's Form 10-K for 1997, File No.
                  1-9864); Fourth Supplemental Indenture dated as of
                  October 9, 1998, between TGP and The Chase Manhattan Bank
                  (Exhibit 4.2 to TGP's Form 8-K filed October 9, 1998,
                  File No. 1-4101).
     10.A      -- $750 million 364-Day Revolving Credit and Competitive
                  Advance Facility Agreement dated as of October 29, 1997,
                  by and among EPNG, TGP, The Chase Manhattan Bank,
                  Citibank, N.A., Morgan Guaranty Trust Company of New
                  York, and certain other banks (Exhibit 10.A to EPEC's
                  Form 10-Q, filed November 12, 1998 File No. 1-14365 (the
                  "EPEC 1998 Third Quarter 10-Q")); First Amendment to the
                  $750 million 364-Day Revolving Credit and Competitive
                  Advance Facility dated as of October 9, 1998, by and
                  among EPNG, TGP, The Chase Manhattan Bank, Citibank,
                  N.A., Morgan Guaranty Trust Company of New York, and
                  certain other banks (Exhibit 10.B to the EPEC 1998 Third
                  Quarter 10-Q),
     10.B      -- $750 million 5-Year Revolving Credit and Competitive
                  Advance Facility Agreement dated as of October 29, 1997,
                  by and among EPNG, TGP, The Chase Manhattan Bank,
                  Citibank, N.A., Morgan Guaranty Trust Company of New
                  York, and certain other banks (Exhibit 10.D to the EPEC
                  1998 Third Quarter 10-Q); First Amendment to the $750
                  million 5-Year Revolving Credit and Competitive Advance
                  Facility dated as of October 9, 1998, by and among EPNG,
                  TGP, The Chase Manhattan Bank, Citibank, N.A., Morgan
                  Guaranty Trust Company of New York, and certain other
                  banks (Exhibit 10.E to the EPEC 1998 Third Quarter 10-Q).
    *18        -- Letter Regarding Change in Accounting Principles.
     21        -- Omitted pursuant to the reduced disclosure format
                  permitted by General Instruction I to Form 10-K.
    *23        -- Consent of Independent Accountants.
    *27        -- Financial Data Schedule.