Form 10-K405/A
period 1998-12-31
TENNESSEE GAS PIPELINE CO
filed 1999-04-06
CIK 97142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                               (Amendment No. 1)

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TENNESSEE GAS PIPELINE COMPANY
                                EXPLANATORY NOTE

     Tennessee Gas Pipeline Company hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998, to include for the following periods Restated Financial Data Schedules as a result of a tax-free internal reorganization effected by the parent company, El Paso Energy Corporation:

Year Ended December 31, 1997
Year Ended December 31, 1996
Quarter Ended March 31, 1998
Quarter Ended June 30, 1998
Quarter Ended September 30, 1998
Quarter Ended March 31, 1997
Quarter Ended June 30, 1997
Quarter Ended September 30, 1997

     Accordingly, the undersigned hereby amends the Exhibit Index of its Annual Report on Form 10-K for the year ended December 31, 1998, by inserting in the
Exhibit Index Exhibits 27(2) through 27(9) filed herewith. All exhibits other than Exhibits 27(2) through 27(9) that are marked with an asterisk (*) in the Exhibit List were filed with the registrant's Form 10-K on March 22, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TENNESSEE GAS PIPELINE COMPANY

Date: April 5, 1999
                                                 /s/ JEFFREY I. BEASON
                                          --------------------------------------
                                                    Jeffrey I. Beason
                                              Vice President and Controller
                                                (Chief Accounting Officer)

                         TENNESSEE GAS PIPELINE COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 1998

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.


  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
      3.A      -- Restated Certificate of Incorporation as amended (Exhibit
                  3(a) to TGP's Form 10-K for 1994, File No. 1-4101);
                  Certificate of Ownership and Merger dated as of April 12,
                  1996; Certificate of Amendment of Certificate of
                  Incorporation dated October 8, 1996 (Exhibit 3.2 to TGP's
                  Form 10-K for 1997, File No. 1-4101).
     *3.A.1    -- Certificate of Ownership and Merger dated as of March 27,
                  1998.
      3.B      -- By-laws of TGP, as amended March 1, 1998 (Exhibit 3.B to
                  TGP's Form 10-Q filed May 15, 1998, File No. 1-4101).
      4.A      -- Indenture dated as of March 4, 1997, between TGP and the
                  Chase Manhattan Bank (Exhibit 4.1 to EPTPC's Form 10-K
                  for 1997, File No. 1-9864); First Supplemental Indenture
                  dated as of March 13, 1997, between TGP and The Chase
                  Manhattan Bank (Exhibit 4.2 to EPTPC's Form 10-K for
                  1997, File No. 1-9864); Second Supplemental Indenture
                  dated as of March 13, 1997, between TGP and The Chase
                  Manhattan Bank (Exhibit 4.3 to EPTPC's Form 10-K for
                  1997, File No. 1-9864); Third Supplemental Indenture
                  dated as of March 13, 1997, between TGP and The Chase
                  Manhattan Bank (Exhibit 4.4 to EPTPC's Form 10-K for
                  1997, File No. 1-9864); Fourth Supplemental Indenture
                  dated as of October 9, 1998, between TGP and The Chase
                  Manhattan Bank (Exhibit 4.2 to TGP's Form 8-K filed
                  October 9, 1998, File No. 1-4101).
     10.A      -- $750 million 364-Day Revolving Credit and Competitive
                  Advance Facility Agreement dated as of October 29, 1997,
                  by and among EPNG, TGP, The Chase Manhattan Bank,
                  Citibank, N.A., Morgan Guaranty Trust Company of New
                  York, and certain other banks (Exhibit 10.A to EPEC's
                  Form 10-Q, filed November 12, 1998 File No. 1-14365, (the
                  "EPEC 1998 Third Quarter 10-Q")); First Amendment to the
                  $750 million 364-Day Revolving Credit and Competitive
                  Advance Facility dated as of October 9, 1998, by and
                  among EPNG, TGP, The Chase Manhattan Bank, Citibank,
                  N.A., Morgan Guaranty Trust Company of New York, and
                  certain other banks (Exhibit 10.B to the EPEC 1998 Third
                  Quarter 10-Q),
     10.B      -- $750 million 5-Year Revolving Credit and Competitive
                  Advance Facility Agreement dated as of October 29, 1997,
                  by and among EPNG, TGP, The Chase Manhattan Bank,
                  Citibank, N.A., Morgan Guaranty Trust Company of New
                  York, and certain other banks (Exhibit 10.D to the EPEC
                  1998 Third Quarter 10-Q); First Amendment to the $750
                  million 5-Year Revolving Credit and Competitive Advance
                  Facility dated as of October 9, 1998, by and among EPNG,
                  TGP, The Chase Manhattan Bank, Citibank, N.A., Morgan
                  Guaranty Trust Company of New York, and certain other
                  banks (Exhibit 10.E to the EPEC 1998 Third Quarter 10-Q).
    *18        -- Letter Regarding Change in Accounting Principles.
     21        -- Omitted pursuant to the reduced disclosure format
                  permitted by General Instruction I to Form 10-K.
    *23        -- Consent of Independent Accountants.
 *27(1)        -- Financial Data Schedule for the Year Ended December 31,
                  1998.
 *27(2)        -- Financial Data Schedule for the Year Ended December 31,
                  1997.
 *27(3)        -- Financial Data Schedule for the Year Ended December 31,
                  1996.
 *27(4)        -- Financial Data Schedule for the Quarter Ended March 31,
                  1998.
 *27(5)        -- Financial Data Schedule for the Quarter Ended June 30,
                  1998.
 *27(6)        -- Financial Data Schedule for the Quarter Ended September
                  30, 1998.

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
 *27(7)        -- Financial Data Schedule for the Quarter Ended March 31,
                  1997.
 *27(8)        -- Financial Data Schedule for the Quarter Ended June 30,
                  1997.
 *27(9)        -- Financial Data Schedule for the Quarter Ended September
                  30, 1997.


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