Form 10-Q
period 1999-03-31
TENNESSEE GAS PIPELINE CO
filed 1999-05-13
CIK 97142

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     Common Stock, par value $5 per share. Shares outstanding on May 12, 1999:
208

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                       DEFINITIONS
                                       -----------
ALJ.........................  Administrative Law Judge
Company.....................  Tennessee Gas Pipeline Company and its subsidiaries
Court of Appeals............  United States Court of Appeals for the District of Columbia
                              Circuit
EBIT........................  Earnings before interest expense and income taxes, excluding affiliated interest income
EPA.........................  United States Environmental Protection Agency
EPEC........................  El Paso Energy Corporation, the indirect parent of Tennessee
                              Gas Pipeline Company
EPTPC.......................  El Paso Tennessee Pipeline Co., a direct subsidiary of El
                              Paso Energy Corporation and parent of Tennessee Gas Pipeline
                              Company
FERC........................  Federal Energy Regulatory Commission
GSR.........................  Gas supply realignment
PCB(s)......................  Polychlorinated biphenyl(s)
PRP(s)......................  Potentially responsible party(ies)
TGP.........................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of
                              El Paso Tennessee Pipeline Co.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               FIRST QUARTER
                                                              ENDED MARCH 31,
                                                              ----------------
                                                              1999       1998
                                                              -----      -----
Operating revenues..........................................  $187       $193
                                                              ----       ----
Operating expenses
  Operation and maintenance.................................    49         68
  Depreciation, depletion, and amortization.................    34         34
  Taxes, other than income taxes............................    12         11
                                                              ----       ----
                                                                95        113
                                                              ----       ----
Operating income............................................    92         80
                                                              ----       ----
Other (income) and expense
  Non-affiliated interest and debt expense..................    33         26
  Affiliated interest (income) expense, net.................    (8)        18
  Other -- net..............................................    (9)        (4)
                                                              ----       ----
                                                                16         40
                                                              ----       ----
Income before income taxes and discontinued operations......    76         40
Income tax expense..........................................    26         14
                                                              ----       ----
Income before discontinued operations.......................    50         26
Discontinued operations, net of income tax..................    --         20
                                                              ----       ----
Net income..................................................  $ 50       $ 46
                                                              ====       ====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Current assets
  Cash and temporary investments............................    $    5         $    5
  Accounts and notes receivable, net........................       420            137
  Materials and supplies....................................        15             15
  Other.....................................................        71             71
                                                                ------         ------
          Total current assets..............................       511            228
Property, plant, and equipment, net.........................     4,425          4,440
Other.......................................................       194            188
                                                                ------         ------
          Total assets......................................    $5,130         $4,856
                                                                ======         ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable..........................................    $  121         $  242
  Short-term borrowings (including current maturities of
     long-term debt)........................................       525            191
  Other.....................................................       252            257
                                                                ------         ------
          Total current liabilities.........................       898            690
                                                                ------         ------
Long-term debt, less current maturities.....................     1,353          1,353
                                                                ------         ------
Deferred income taxes.......................................     1,166          1,150
                                                                ------         ------
Other.......................................................       278            278
                                                                ------         ------

Commitments and contingencies (See Note 3)

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................        --             --
  Additional paid-in capital................................     1,385          1,385
  Retained earnings.........................................        50             --
                                                                ------         ------
          Total stockholder's equity........................     1,435          1,385
                                                                ------         ------
          Total liabilities and stockholder's equity........    $5,130         $4,856
                                                                ======         ======

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               FIRST QUARTER
                                                              ENDED MARCH 31,
                                                              ----------------
                                                              1999       1998
                                                              -----      -----
Cash flows from operating activities
  Net income................................................  $  50      $  46
  Less income from discontinued operations, net of income
     tax....................................................     --         20
                                                              -----      -----
Income from continuing operations...........................     50         26
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     34         34
     Deferred income taxes..................................     15         --
     Other..................................................     (2)        (3)
  Working capital changes...................................     47         --
  Other.....................................................     (5)       (19)
                                                              -----      -----
     Cash provided by continuing operations.................    139         38
     Cash used in discontinued operations...................     --        (17)
                                                              -----      -----
          Net cash provided by operating activities.........    139         21
                                                              -----      -----
Cash flows from investing activities
  Capital expenditures......................................    (17)       (14)
  Investment in joint ventures and equity investees.........     (4)        (6)
  Net change in advances to EPEC............................   (453)      (128)
  Other.....................................................      1          7
  Cash provided by investing activities of discontinued
     operations.............................................     --        107
                                                              -----      -----
          Net cash used in investing activities.............   (473)       (34)
                                                              -----      -----
Cash flows from financing activities
  Net commercial paper borrowings...........................    334         --
  Net proceeds from affiliated note.........................     --        105
  Cash used in financing activities by discontinued
     operations.............................................     --       (105)
                                                              -----      -----
          Net cash provided by financing activities.........    334         --
                                                              -----      -----
Decrease in cash and temporary investments..................     --        (13)
  Less decrease in cash and temporary investments related to
     discontinued operations................................     --        (15)
                                                              -----      -----
  Increase in cash and temporary investments from continuing
     operations.............................................     --          2
Cash and temporary investments
  Beginning of period.......................................      5         11
                                                              -----      -----
  End of period.............................................  $   5      $  13
                                                              =====      =====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1998 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at March 31, 1999, and for the quarters ended March 31, 1999, and 1998, are unaudited. The condensed balance sheet at December 31, 1998, is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments, except for those relating to discontinued operations as described below, are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholder's equity.

  Tax-free Internal Reorganization (Discontinued Operations)

     On December 31, 1998, EPEC completed a series of steps to effect a tax-free internal reorganization. The Company has treated the assets and operations distributed to EPEC or other subsidiaries of EPEC in the tax-free internal reorganization as though they were discontinued operations as of December 31, 1998. Accordingly, the information for the quarter ended March 31, 1998, in these financial statements has been restated as though the transactions occurred on January 1, 1998. Revenues related to those items treated as discontinued operations were $1,262 million for the quarter ended March 31, 1998.

2. FINANCING TRANSACTIONS

     The average interest rate of short-term borrowings was 5.1% and 5.8% at March 31, 1999, and December 31, 1998, respectively. The Company had short-term borrowings, including current maturities of long-term debt, at March 31, 1999, and December 31, 1998, as follows:

                                                              1999    1998
                                                              -----   -----
                                                              (IN MILLIONS)
Commercial paper............................................  $524    $190
Current maturities of long-term debt........................     1       1
                                                              ----    ----
                                                              $525    $191
                                                              ====    ====

     In May 1999, EPEC issued $500 million aggregate principal amount of 6.75% Senior Notes due 2009. Approximately $80 million of the proceeds were used to repay a portion of TGP's outstanding commercial paper.

3. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it sought comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. Among other things, the NOPR proposes the following: (i) removing the price cap for the short-term capacity market; (ii) establishing procedures to make pipeline and shipper-owned capacity comparable; (iii) auctioning all available short-term pipeline capacity on a daily basis with the pipeline unable to set a reserve price above variable costs; (iv) changing policies or pipeline penalties, nomination procedures and services; (v) increasing pipeline reporting requirements; (vi) permitting the negotiation of terms and conditions of service; and (vii) potentially modifying the procedures for certificating new pipeline construction. Also in July 1998, FERC issued a Notice of Inquiry ("NOI") seeking comments on FERC's policy for pricing long-term capacity. The Company provided comments on the NOPR and NOI in April 1999. It is not known when FERC will act on the NOPR and NOI.

     In February 1997, TGP filed a settlement with FERC of all issues related to the recovery of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). In April 1997, FERC approved the settlement. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect up to $770 million from its customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. As of March 31, 1999, the demand portion had been fully collected and $43 million of the interruptible transportation portion had been collected. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers. In accordance with the terms of the GSR Stipulation and Agreement, TGP filed a GSR Reconciliation Report with FERC on March 31, 1999. Upon approval of this report, TGP will refund approximately $14 million to its firm customers, which represents the amount collected in excess of the $693 million recovered through the demand surcharge. TGP will also be required to refund to firm customers amounts collected in excess of each firm customer's share of the final transition costs based on the final GSR Reconciliation Report which will be filed on March 31, 2001. Any future refund is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     All cost of service issues related to TGP's 1991 general rate proceeding were resolved pursuant to a settlement agreement approved by FERC in an order which now has become final. However, cost allocation and rate design issues remained unresolved. In July 1996, following an ALJ's decision on these cost and design issues, FERC ruled on certain issues but remanded to the ALJ the issue of the proper allocation of TGP's New England lateral costs. In July 1997, FERC issued an order denying rehearing of its July 1996 order but clarifying that, among other things, although the ultimate resolution as to the proper allocation of costs would be applied retroactively to July 1, 1995, the cost of service settlement does not allow TGP to recover from other customers any amounts that TGP may ultimately be required to refund. In February 1999, petitions for review of the July 1996 and July 1997 FERC orders were denied by the Court of Appeals. In the remand proceeding, the ALJ issued his decision on the proper allocation of the New England lateral costs in December 1997. That decision adopts a methodology that economically approximates the one currently used by TGP. In October 1998, FERC issued an order affirming the ALJ's decision and, in April 1999, FERC denied requests for rehearing of the October 1998 order.

     TGP has filed cash out reports for the period September 1993 through August 1998. TGP's filings showed a cumulative loss through August of 1998 of $3 million. The reports, as well as the accounting for customer imbalances, were previously challenged by TGP's customers. In April 1999, FERC approved a settlement that resolved outstanding FERC proceedings relating to the filed cashout reports, subject to rehearing. The settlement provides a new mechanism for accounting for TGP's cash out program.

     Substantially all of the revenues of TGP are generated under long-term gas transmission contracts. Contracts representing approximately 70 percent of TGP's firm transportation capacity will expire by November 2000. Although TGP cannot predict how much capacity will be resubscribed, a majority of the expiring contracts cover service to northeastern markets, where there is currently little excess capacity. Several projects, however, have been proposed to deliver incremental volumes to these markets. Although TGP is actively pursuing the renegotiation, extension and/or replacement of these contracts, there can be no assurance as to whether TGP will be able to extend or replace these contracts (or a substantial portion thereof) or that the terms of any renegotiated contracts will be as favorable to TGP as the existing contracts.

     As an interstate pipeline, TGP is subject to FERC audits of its books and records. As part of an industry-wide initiative, TGP's property retirements are currently under review by the FERC audit staff.

     As the aforementioned rate and regulatory matters are fully and unconditionally resolved, the Company may either recognize an additional refund obligation or a non-cash benefit to finalize previously estimated liabilities. Management believes the ultimate resolution of these matters, which are in various stages of finalization, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     TGP has been named a defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the false claims act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the U.S. Government of royalties. In April 1999, the U.S. Government filed a notice that it does not intend to intervene in these actions. The Company believes the complaint to be without merit.

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

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 1999, the Company had reserves of approximately $116 million for expected environmental costs.

     In addition, the Company estimates that it will make capital expenditures for environmental matters of approximately $6 million for the remainder of 1999. Capital expenditures are expected to range from approximately $74 million to $99 million in the aggregate for the years 2000 through 2007. These expenditures primarily relate to compliance with air regulations and, to a lesser extent, control of water discharges.

     Since 1988, TGP has been engaged in an internal project to identify and deal with the presence of PCBs and other substances of concern, including substances on the EPA List of Hazardous Substances, at its compressor stations and other facilities. While conducting this project, TGP has been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, to assure that its efforts meet regulatory requirements.

     In May 1995, following negotiations with its customers, TGP filed with FERC a Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. The Environmental Stipulation was effective July 1, 1995. As of March 31, 1999, all amounts have been collected under the Environmental Stipulation. Refunds may be required to the extent actual eligible expenditures are less than estimated eligible expenditures used to determine amounts to be collected under the Environmental Stipulation.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 3 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such other entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. The Company may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. As such information becomes available, or other relevant developments occur, related accrual amounts will be adjusted accordingly. While there are still uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes the recorded reserve is adequate.

     For a further discussion of other environmental matters, see Legal Proceedings above.

     Other than the items discussed above, management is not aware of any other commitments or contingent liabilities which would have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

4. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at March 31, 1999, and December 31, 1998, consisted of the following:

                                                               1999                1998
                                                         -----------------   ----------------
                                                                    (IN MILLIONS)
Property, plant, and equipment, at cost................       $2,363              $2,316
Less accumulated depreciation and depletion............          272                 216
                                                              ------              ------
                                                               2,091               2,100
Additional acquisition cost assigned to utility plant,
  net of accumulated amortization......................        2,334               2,340
                                                              ------              ------
          Total property, plant, and equipment, net....       $4,425              $4,440
                                                              ======              ======

     Current FERC policy does not permit the Company to recover amounts in excess of original cost allocated in purchase accounting to its regulated operations through rates.

5. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all quarters in fiscal years beginning after June 15, 1999. The Company is currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7, 7A, and 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                                    GENERAL

     On December 31, 1998, EPEC completed a tax-free internal reorganization of its assets and operations and those of its subsidiaries. After giving effect to the reorganization, the Company's primary asset is an interstate pipeline system known as the TGP System. See Note 1 for a further discussion of the tax-free internal reorganization.

                        RESULTS OF CONTINUING OPERATIONS

                                                               FIRST QUARTER
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                              1999      1998
                                                              ----      -----
                                                               (IN MILLIONS)
Operating revenues..........................................  $187      $ 193
Operating expenses..........................................   (95)      (113)
Other -- net................................................     9          4
                                                              ----      -----
  EBIT......................................................  $101      $  84
                                                              ====      =====

     Operating revenues for the quarter ended March 31, 1999, were $6 million lower than for the same period of 1998 primarily due to lower GSR revenue in 1999, a favorable customer settlement in the first quarter of 1998, and lower miscellaneous operating revenue. The decrease was partially offset by the favorable resolution of a regulatory issue.

     Operating expenses for the quarter ended March 31, 1999, were $18 million lower than for the same period of 1998 primarily due to lower system fuel costs associated with operating efficiencies related to lower throughput levels, the favorable resolution of certain regulatory issues, and lower operating expenses.

     Other -- net for the quarter ended March 31, 1999, was $5 million higher than for the same period of 1998 primarily due to the favorable resolution of regulatory and contractual issues and higher earnings from equity investments.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter ended March 31, 1999, was $7 million higher than for the same period of 1998 primarily due to an increase in long-term borrowings.

AFFILIATED INTEREST (INCOME) EXPENSE, NET

     Affiliated interest income, net for the quarter ended March 31, 1999, was $8 million compared to affiliated interest expense, net of $18 million for the same period in 1998 primarily due to the reduction of affiliated debt and increased advances to EPEC.

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

     Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include increasing competition within the Company's industry, the timing and extent of changes in commodity prices for natural gas and power, uncertainties associated with acquisitions and joint ventures, potential environmental liabilities, potential contingent liabilities and tax liabilities related to the Company's acquisitions, political and economic risks associated with current and future operations in foreign countries, conditions of the equity and other capital markets during the periods covered by the forward-looking statements, and other risks, uncertainties and factors, including the effect of the Year 2000 date change, discussed more completely in the Company's other filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1998.

     The Company is participating in EPEC's Year 2000 project. Accordingly, the Company is taking steps to mitigate any adverse effects of the Year 2000 date change on our customers and business operations including the assessment, remediation, testing of our applications, hardware and software, and the implementation of necessary changes. Nevertheless, our failure, or the failure of third-parties with whom we deal, to achieve Year 2000 compliance may adversely affect our business. For more information regarding the Year 2000 compliance project, see EPTPC's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in addition to the interim consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There have been no material changes in market risk faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 3, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           -- Restated Certificate of Incorporation, dated May 11,
                            1999.
          27             -- Financial Data Schedule.

     Undertaking

          The undersigned hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of TGP and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of TGP and its consolidated subsidiaries.

b. Reports on Form 8-K

          TGP filed a report under Item 2 on Form 8-K, dated January 14, 1999, with respect to the tax-free internal reorganization.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TENNESSEE GAS PIPELINE COMPANY

Date: May 13, 1999                                 /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: May 13, 1999                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           -- Restated Certificate of Incorporation, dated May 11,
                            1999.
          27             -- Financial Data Schedule.