Form 10-Q
period 1999-06-30
TENNESSEE GAS PIPELINE CO
filed 1999-08-12
CIK 97142

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Common Stock, par value $5 per share. Shares outstanding on August 10, 1999: 208

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                QUARTER          SIX MONTHS
                                                                 ENDED             ENDED
                                                                JUNE 30,          JUNE 30,
                                                              ------------      ------------
                                                              1999    1998      1999    1998
                                                              ----    ----      ----    ----
Operating revenues..........................................  $175    $164      $362    $357
                                                              ----    ----      ----    ----
Operating expenses
  Operation and maintenance.................................    25      66        74     134
  Depreciation, depletion, and amortization.................    34      33        68      67
  Taxes, other than income taxes............................    12      10        24      21
                                                              ----    ----      ----    ----
                                                                71     109       166     222
                                                              ----    ----      ----    ----
Operating income............................................   104      55       196     135
                                                              ----    ----      ----    ----
Other (income) and expense
  Non-affiliated interest and debt expense..................    31      24        64      50
  Affiliated interest (income) expense, net.................    (8)     17       (16)     35
  Other -- net..............................................    (3)     (7)      (12)    (11)
                                                              ----    ----      ----    ----
                                                                20      34        36      74
                                                              ----    ----      ----    ----
Income before income taxes and discontinued operations......    84      21       160      61
Income tax expense..........................................    26       6        52      20
                                                              ----    ----      ----    ----
Income before discontinued operations.......................    58      15       108      41
Discontinued operations, net of income taxes................    --      16        --      36
                                                              ----    ----      ----    ----
Net income..................................................  $ 58    $ 31      $108    $ 77
                                                              ====    ====      ====    ====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................    $    3         $    5
  Accounts and notes receivable, net........................       142            137
  Materials and supplies....................................        16             15
  Deferred income tax benefit...............................        39             38
  Other.....................................................        24             33
                                                                ------         ------
          Total current assets..............................       224            228
Property, plant, and equipment, net.........................     4,436          4,440
Other.......................................................       192            188
                                                                ------         ------
          Total assets......................................    $4,852         $4,856
                                                                ======         ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable..........................................    $  214         $  242
  Short-term borrowings (including current maturities of
     long-term debt)........................................       112            191
  Other.....................................................       230            257
                                                                ------         ------
          Total current liabilities.........................       556            690
                                                                ------         ------
Long-term debt, less current maturities.....................     1,353          1,353
                                                                ------         ------
Deferred income taxes.......................................     1,168          1,150
                                                                ------         ------
Other.......................................................       282            278
                                                                ------         ------

Commitments and contingencies (See Note 3)

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................        --             --
  Additional paid-in capital................................     1,385          1,385
  Retained earnings.........................................       108             --
                                                                ------         ------
          Total stockholder's equity........................     1,493          1,385
                                                                ------         ------
          Total liabilities and stockholder's equity........    $4,852         $4,856
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

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              1999       1998
                                                              -----      -----
Cash flows from operating activities
  Net income................................................  $ 108      $  77
  Less income from discontinued operations, net of income
     taxes..................................................     --         36
                                                              -----      -----
Income from continuing operations...........................    108         41
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     68         67
     Deferred income taxes..................................     16         (5)
     Other..................................................      1         (7)
  Working capital changes...................................      2        156
  Other.....................................................      3        (50)
                                                              -----      -----
     Cash provided by continuing operations.................    198        202
     Cash used in discontinued operations...................     --        (35)
                                                              -----      -----
          Net cash provided by operating activities.........    198        167
                                                              -----      -----
Cash flows from investing activities
  Capital expenditures......................................    (49)       (22)
  Investment in joint ventures and equity investees.........     (7)       (10)
  Net change in advances to EPEC............................    (62)      (215)
  Other.....................................................     (3)         7
  Cash provided by investing activities of discontinued
     operations.............................................     --        174
                                                              -----      -----
          Net cash used in investing activities.............   (121)       (66)
                                                              -----      -----
Cash flows from financing activities
  Net commercial paper borrowings...........................    (79)        --
  Net proceeds from affiliated note.........................     --        153
  Revolving credit repayments...............................     --       (117)
  Cash used in financing activities by discontinued
     operations.............................................     --       (153)
                                                              -----      -----
          Net cash used in financing activities.............    (79)      (117)
                                                              -----      -----
Decrease in cash and temporary investments..................     (2)       (16)
  Less decrease in cash and temporary investments related to
     discontinued operations................................     --        (14)
                                                              -----      -----
  Decrease in cash and temporary investments from continuing
     operations.............................................     (2)        (2)
Cash and temporary investments
  Beginning of period.......................................      5         11
                                                              -----      -----
  End of period.............................................  $   3      $   9
                                                              =====      =====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1998 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at June 30, 1999, and for the quarters and six months ended June 30, 1999, and 1998, are unaudited. The condensed balance sheet at December 31, 1998, is derived from audited financial statements at that date. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments, except for those relating to discontinued operations as described below, are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to the current presentation. Such reclassifications have no effect on reported net income or stockholder's equity.

  Tax-free Internal Reorganization (Discontinued Operations)

     On December 31, 1998, EPEC completed a series of steps to effect a tax-free internal reorganization. The Company has treated the assets and operations distributed to EPEC or other subsidiaries of EPEC in the tax-free internal reorganization as though they were discontinued operations as of December 31, 1998. Accordingly, the information for the quarter and six months ended June 30, 1998, in these financial statements has been restated as though the transactions occurred on January 1, 1998. Revenues related to those items treated as discontinued operations were $960 million and $2,222 million for the quarter and six months ended June 30, 1998, respectively.

2. DEBT AND OTHER CREDIT FACILITIES

     The average interest rate of short-term borrowings was 5.4% and 5.8% at June 30, 1999, and December 31, 1998, respectively. The Company had short-term borrowings, including current maturities of long-term debt, at June 30, 1999, and December 31, 1998, as follows:

                                                              1999    1998
                                                              -----   -----
                                                              (IN MILLIONS)
Commercial paper............................................  $111    $190
Current maturities of long-term debt........................     1       1
                                                              ----    ----
                                                              $112    $191
                                                              ====    ====

     In July 1999, EPEC issued $600 million aggregate principal amount of 6.625% Senior Notes due 2001 and $100 million aggregate principal amount of floating rate Senior Notes due 2001 with an interest rate equal to LIBOR plus .65%. Proceeds of approximately $111 million were advanced to TGP and were used by the Company to repay its outstanding commercial paper.

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

     In February 1997, TGP filed a settlement with FERC of all issues related to the recovery of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). In April 1997, FERC approved the settlement. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect up to $770 million from its customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. As of June 30, 1999, the demand portion had been collected and $44 million of the interruptible transportation portion had been collected. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers. In accordance with the terms of the GSR Stipulation and Agreement, TGP filed a GSR Reconciliation Report with FERC in March 1999, and in June 1999, FERC accepted the report as in compliance with the GSR Stipulation and Agreement. TGP will refund $14 million to its firm customers in the third quarter of 1999, which represents the amount collected in excess of the $693 million recoverable through the demand surcharge. TGP will also be required to refund to firm customers amounts collected in excess of each firm customer's share of the final transition costs based on the final GSR Reconciliation Report, which will be filed in March 2001. Any future refund is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     In December 1994, TGP filed for a general rate increase with FERC and in October 1996, FERC approved a settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. One party, a competitor of TGP, filed a Petition for Review of the FERC orders with the Court of Appeals. The Court of Appeals remanded the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers (centralized locations where buyers and sellers can physically exchange gas). At FERC's request, comments were filed in January 1999. This matter is still pending before FERC.

     All cost of service issues related to TGP's 1991 general rate proceeding were resolved pursuant to a settlement agreement approved by FERC in an order which now has become final. However, cost allocation and rate design issues remained unresolved. In July 1996, following an ALJ's decision on these cost and design issues, FERC ruled on certain issues but remanded to the ALJ the issue of the proper allocation of TGP's New England lateral costs. In July 1997, FERC issued an order denying rehearing of its July 1996 order. In February 1999, petitions for review of the July 1996 and July 1997 FERC orders were denied by the Court of Appeals. In the remand proceeding, the ALJ issued his decision on the proper allocation of the New England lateral costs in December 1997. That decision adopts a methodology that economically approximates the one currently used by TGP. In October 1998, FERC issued an order affirming the ALJ's decision and, in April 1999, FERC denied requests for rehearing of the October 1998 order. In April 1999, TGP filed with FERC revised rates to be effective May 1, 1999. In addition, TGP will refund approximately $1 million to certain of its customers in the third quarter of 1999. Upon payment of the refunds, the proceedings will be resolved.

     In April 1999, FERC approved a settlement which resolved all outstanding FERC proceedings relating to the cashout reports that TGP had filed for the period September 1993 through August 1998. The settlement also established a new cashout mechanism to account for customer imbalances. The new cashout mechanism was implemented in the second quarter of 1999, retroactive to September 1998.

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

     TGP is a party in proceedings involving federal and state authorities regarding the past use by TGP of a lubricant containing PCBs in its starting air systems. TGP has executed a consent order with the EPA governing the remediation of certain of its compressor stations and is working with the EPA and the relevant states regarding those remediation activities. TGP is also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     A number of subsidiaries of EPEC, both wholly and partially owned, including the Company, have been named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the false claims act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the U.S. Government of royalties. In April 1999, the U.S. Government filed a notice that it would not intervene in these actions. Grynberg has petitioned for consolidation of pre-trial matters with the Multidistrict Litigation Panel, which will not consider this matter until September 1999. The Company believes the complaint to be without merit. Management believes that the ultimate resolution of this issue will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 1999, the Company had reserves of approximately $114 million for expected environmental costs.

     In addition, the Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $6 million for the remainder of 1999. These expenditures primarily relate to compliance with air regulations and, to a lesser extent, control of water discharges. The Company expects to incur expenditures of approximately $95 million in the aggregate for the years 2000 through 2007.

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

     In May 1995, following negotiations with its customers, TGP filed with FERC a Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. The Environmental Stipulation was effective July 1, 1995. As of June 30, 1999, all amounts have been collected under the Environmental Stipulation. Refunds may be required to the extent actual eligible expenditures are less than estimated eligible expenditures used to determine amounts to be collected under the Environmental Stipulation.

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

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. The Company may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. As such information becomes available, or other relevant developments occur, related accrual amounts will be adjusted accordingly. While there are still uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes the recorded reserves are adequate.

     For a further discussion of other environmental matters, see Legal Proceedings above.

     Other than the items discussed above, management is not aware of any other commitments or contingent liabilities which would have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

4. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at June 30, 1999, and December 31, 1998, consisted of the following:

                                                               1999     1998
                                                              ------   ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,378   $2,316
Less accumulated depreciation and depletion.................     271      216
                                                              ------   ------
                                                               2,107    2,100
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,329    2,340
                                                              ------   ------
          Total property, plant, and equipment, net.........  $4,436   $4,440
                                                              ======   ======

     Current FERC policy does not permit the Company to recover amounts in excess of original cost allocated in purchase accounting to its regulated operations through rates.

5. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,

(ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard was amended by Statement of Financial Accounting Standards No. 137 issued in June 1999. The amendment defers the effective date to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this pronouncement.

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

                        RESULTS OF CONTINUING OPERATIONS

                                                        QUARTER         SIX MONTHS
                                                         ENDED            ENDED
                                                       JUNE 30,          JUNE 30,
                                                     -------------    --------------
                                                     1999    1998     1999     1998
                                                     ----    -----    -----    -----
                                                              (IN MILLIONS)
Operating revenues.................................  $175    $ 164    $ 362    $ 357
Operating expenses.................................   (71)    (109)    (166)    (222)
Other -- net.......................................     3        7       12       11
                                                     ----    -----    -----    -----
  EBIT.............................................  $107    $  62    $ 208    $ 146
                                                     ====    =====    =====    =====

  SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

     Operating revenues for the quarter ended June 30, 1999, were $11 million higher than for the same period of 1998 primarily due to the favorable resolution of a regulatory issue in the quarter and the impact of a downward revision in the amount of recoverable interest on GSR costs in 1998. The increase was partially offset by a favorable customer settlement in the second quarter of 1998.

     Operating expenses for the quarter ended June 30, 1999, were $38 million lower than for the same period of 1998. This decrease was primarily due to the favorable resolution of an outstanding FERC proceeding. The decrease was also attributable to lower operating expenses.

     Other -- net for the quarter ended June 30, 1999, was $4 million lower than for the same period of 1998. The decrease was primarily due to a gain on the sale of assets in the second quarter of 1998 and lower earnings from equity investments in 1999.

  SIX MONTHS ENDED 1999 COMPARED TO SIX MONTHS ENDED 1998

     Operating revenues for the six months ended June 30, 1999, were $5 million higher than for the same period of 1998 primarily due to the favorable resolution of regulatory issues and the impact of a downward revision in the amount of recoverable interest on GSR costs in the second quarter of 1998. The increase was partially offset by a favorable customer settlement in the second quarter of 1998, and lower miscellaneous operating revenue.

     Operating expenses for the six months ended June 30, 1999, were $56 million lower than for the same period of 1998. The decrease was primarily due to the favorable resolution of certain regulatory issues. The decrease was also attributable to lower system fuel usage associated with operating efficiencies achieved as a result of lower throughput levels and lower operating expenses.

     Other -- net for the six months ended June 30, 1999, was $1 million higher than for the same period of 1998. The increase was primarily due to the favorable resolution of regulatory and contractual issues in the first quarter of 1999, partially offset by a gain on the sale of assets in the second quarter of 1998.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the second quarter and six months ended June 30, 1999, was higher than for the same period of 1998 primarily due to an increase in long-term borrowings.

AFFILIATED INTEREST AND DEBT EXPENSE

     Affiliated interest expense, net for the quarter and six months ended June 30, 1999, was lower than for the same period of 1998. The decrease was primarily due to the reduction of affiliate debt and increased advances to EPEC.

                                     OTHER

  YEAR 2000

     EPEC has established an executive steering committee and a project team to coordinate the phases of its Year 2000 project to assure that the Company's key automated systems, equipment, and related processes will remain functional through the Year 2000. Those phases are: (i) awareness; (ii) assessment; (iii) remediation; (iv) testing; (v) implementation of the necessary modifications and
(vi) contingency planning. The Company has participated in EPEC's Year 2000 project as described below.

     In recognition of the importance of Year 2000 issues and their potential impact on EPEC, the initial phase of the Year 2000 project involved the establishment of a company-wide awareness program. The awareness program is directed by the executive steering committee and project team and includes participation of senior management in each core business area. The awareness phase is substantially completed, although EPEC will continually update awareness efforts for the duration of the Year 2000 project.

     The Company's assessment phase consists of conducting a company-wide inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. The portion of the assessment phase related to internally developed computer applications, hardware and equipment, third-party-developed software, and embedded chips is substantially complete. The assessment phase of the project, among other things, involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. Increasingly, the responses from such third parties are generally encouraging. Nonetheless, many of these responses lack the substantive detail to allow the Company to make a meaningful evaluation of such third-parties' Year 2000 readiness. Furthermore, in some circumstances, third parties are refusing to provide any response beyond those contained in their publicly-disseminated information. As a result, the overall evaluation of the Company's business partners' Year 2000 readiness remains inconclusive. Accordingly, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant. The Company continues to evaluate the exposure associated with such business partner relationships, and will use the contingency planning process to attempt to mitigate the uncertainty concerning third-party readiness.

     The remediation phase involves converting, modifying, replacing or eliminating key automated systems identified in the assessment phase. The testing phase involves the validation of the identified key automated systems. The Company is utilizing test tools and written test procedures to document and validate, as necessary, its unit, system, integration and acceptance testing. The implementation phase involves placing the converted or replaced key automated systems into operation. Except as noted in the following paragraph, the Company is substantially complete with its remediation, testing and implementation phases for domestic systems.

     One system that is important to the Company's efficient management of its core-business process, but which was not substantially complete with respect to Year 2000 issues as of June 30, 1999, is the nominations, scheduling and volume accounting applications. In 1998, FERC mandated that all regulated pipelines were to implement a dual communication system involving Gas Industry Standards Board ("GISB") approved Electronic Data Interchange ("EDI") file transfers and standardized Internet web sites by June 2000, so shippers would have the option of choosing the communication mode (EDI or the Internet web site) that best fits their business needs. The Company had planned to implement a new system in October 1999 that would allow for both modes of communication. In the second quarter of 1999, the Company determined that a delay in the implementation of the new system would be necessary to allow sufficient time to ensure that the current nominations system is Year 2000 compliant. A request was filed with FERC in June 1999, to delay compliance with certain GISB requirements. In July 1999, FERC granted the Company an extension until April 2000. The Company expects to substantially complete remediation, testing and implementation of necessary Year 2000 revisions to its existing nomination system during the third quarter of 1999.

     The Company had previously identified the contingency planning phase as a subset of the implementation phase, but has now established the process as its own phase of the overall Year 2000 program. The contingency planning phase consists of developing a risk profile of the Company's critical business processes and then providing for actions the Company will pursue to keep such processes operational in the event of Year 2000 disruptions. The focus of such contingency planning is on prompt response to any Year 2000 events, and a plan for subsequent resumption of normal operations. The plan is expected to assess the risk of a significant failure to critical processes performed by the Company, and to address the mitigation of those risks. The plan will also consider any significant failures related to the most reasonably likely worst case scenario, discussed below, as they may occur. In addition, the plan is expected to factor in the severity and duration of the impact of a significant failure. The Company has developed contingency plans for each business unit and significant business process. By June 30, 1999, the Company had conducted desk-top testing of its contingency plans and anticipates conducting drills and mock outages over the next two calendar quarters, including some testing with certain customers and other significant third parties. The Year 2000 contingency plans will continue to be tested, modified and adjusted throughout the year as additional information becomes available.

     The goal of the Year 2000 project is to ensure that all of the critical systems and processes which are under the Company's direct control remain functional. Certain systems and processes may be interrelated with or dependent upon systems outside the Company's control. However, systems within the Company's control may also have unpredicted problems. Accordingly, there can be no assurance that significant disruptions will be avoided. The Company's present analysis of its most reasonably likely worst case scenario for Year 2000 disruptions includes sporadic Year 2000 failures in the telecommunications and electricity industries, as well as interruptions from suppliers that might cause disruptions in the Company's operations, thus causing temporary financial losses and an inability to deliver products and services to customers. Virtually all of the natural gas transported through the Company's interstate pipelines is owned by third parties. Accordingly, failures of natural gas producers to be ready for the Year 2000 could significantly disrupt the flow of product to the Company's customers. In many cases, the producers have no direct contractual relationship with the Company, and the Company relies on its customers to verify the Year 2000 readiness of the producers from whom they purchase natural gas. Since most of the Company's revenues from the delivery of natural gas are based upon fees paid by its customers for the reservation of capacity, and not based upon the volume of actual deliveries, short-term disruptions in deliveries caused by factors beyond the Company's control should not have a significant financial impact on the Company, although it could cause operational problems for the Company's customers. Longer-term disruptions, however, could materially impact the Company's results of operations, financial condition, and cash flows.

     While the total cost of the Company's Year 2000 project continues to be evaluated, the Company estimates that the costs remaining to be incurred in 1999 and 2000 associated with assessing, remediating and testing internally developed computer applications, hardware and equipment, embedded chip systems, and third-party-developed software will be between $2 million and $3 million. Of these estimated costs, the Company expects $1 million to be capitalized and the remainder to be expensed. As of June 30, 1999, the Company has incurred expenses of approximately $4 million and has capitalized costs of approximately $3 million. The Company has previously only traced incremental expenses related to its Year 2000 project. This means that the costs of the Year 2000 project related to salaried employees of the Company, including their direct salaries and benefits, are not available, and have not been included in the estimated costs of the project. Since the earlier phases of the project mostly involved work performed by such salaried employees, the costs expended to date do not reflect the percentage completion of the project. The Company anticipates that it will expend a substantial amount of the remaining costs in the contingency planning phase of the project, including the potential acquisition of back-up assets and systems that may be deployed in the event primary systems fail to perform fully according to expectations. It is possible the Company may need to reassess its estimate of Year 2000 costs in the event the Company completes an acquisition of, or makes a material investment in, substantial facilities or another business entity.

     Although the Company does not expect the costs of its Year 2000 project to have a material adverse effect on its financial position, results of operations, or cash flows, based on information available at this time the Company cannot conclude that disruption caused by internal or external Year 2000 related failures will not have such an effect. Specific factors which might affect the success of the Company's Year 2000 efforts and the frequency or severity of a Year 2000 disruption or the amount of expense include the failure of the Company or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, the failure of the Company or its outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), the failure of other parties to joint ventures in which the Company is involved to meet their obligations, both financial and operational, under the relevant joint venture agreements to remediate assets used by the joint venture, unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, the failure of third parties to become Year 2000 compliant or to adequately notify the Company of potential noncompliance.

     The above disclosure is a "YEAR 2000 READINESS DISCLOSURE" made with the intention to comply fully with the Year 2000 Information and Readiness Disclosure Act of 1998, Pub. L. No. 105-271, 112 Stat, 2386, signed into law October 19, 1998. All statements made herein shall be construed within the confines of that Act. To the extent that any reader of the above Year 2000 Readiness Disclosure is other than an investor or potential investor in the Company's -- or an affiliate's -- equity or debt securities, this disclosure is made for the SOLE PURPOSE of communicating or disclosing information aimed at correcting, helping to correct and/or avoiding Year 2000 failures.

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

                                            TENNESSEE GAS PIPELINE COMPANY

Date: August 12, 1999                              /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: August 12, 1999                             /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          27             -- Financial Data Schedule.