Form 10-Q
period 1999-09-30
TENNESSEE GAS PIPELINE CO
filed 1999-11-15
CIK 97142

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Common Stock, par value $5 per share. Shares outstanding on November 12, 1999: 208

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 QUARTER           NINE MONTHS
                                                                  ENDED               ENDED
                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                              --------------      --------------
                                                              1999     1998       1999     1998
                                                              -----    -----      -----    -----
Operating revenues..........................................  $164     $165       $526     $522
                                                              ----     ----       ----     ----
Operating expenses
  Operation and maintenance.................................    53       62        127      196
  Depreciation, depletion, and amortization.................    34       34        102      101
  Taxes, other than income taxes............................     9       10         33       31
                                                              ----     ----       ----     ----
                                                                96      106        262      328
                                                              ----     ----       ----     ----
Operating income............................................    68       59        264      194
                                                              ----     ----       ----     ----
Other income, net...........................................    (3)     (11)       (15)     (22)
                                                              ----     ----       ----     ----
Income before interest, income taxes and discontinued
  operations................................................    71       70        279      216
                                                              ----     ----       ----     ----
Non-affiliated interest and debt expense....................    26       26         90       76
Affiliated interest (income) expense, net...................    (3)      13        (19)      48
Income tax expense..........................................    15        7         67       27
                                                              ----     ----       ----     ----
                                                                38       46        138      151
                                                              ----     ----       ----     ----
Income before discontinued operations.......................    33       24        141       65
Discontinued operations, net of income taxes................    --       22         --       58
                                                              ----     ----       ----     ----
Net income..................................................  $ 33     $ 46       $141     $123
                                                              ====     ====       ====     ====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $    3          $    5
  Accounts and notes receivable, net........................        159             137
  Materials and supplies....................................         17              15
  Deferred income tax benefit...............................         46              38
  Other.....................................................         14              33
                                                                 ------          ------
          Total current assets..............................        239             228
Property, plant, and equipment, net.........................      4,439           4,440
Other.......................................................        195             188
                                                                 ------          ------
          Total assets......................................     $4,873          $4,856
                                                                 ======          ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable..........................................     $  295          $  242
  Short-term borrowings (including current maturities of
     long-term debt)........................................         21             191
  Deferred credits..........................................         54             136
  Other.....................................................        165             121
                                                                 ------          ------
          Total current liabilities.........................        535             690
                                                                 ------          ------
Long-term debt, less current maturities.....................      1,353           1,353
                                                                 ------          ------
Deferred income taxes.......................................      1,178           1,150
                                                                 ------          ------
Other.......................................................        281             278
                                                                 ------          ------

Commitments and contingencies (See Note 3)

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................         --              --
  Additional paid-in capital................................      1,385           1,385
  Retained earnings.........................................        141              --
                                                                 ------          ------
          Total stockholder's equity........................      1,526           1,385
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $4,873          $4,856
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

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ----------------
                                                              1999       1998
                                                              -----      -----
Cash flows from operating activities
  Net income................................................  $ 141      $ 123
  Less income from discontinued operations, net of income
     taxes..................................................     --         58
                                                              -----      -----
Income from continuing operations...........................    141         65
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............    102        101
     Deferred income taxes..................................     20         38
     Other..................................................      1        (11)
  Working capital changes...................................     24        192
  Other.....................................................      1        (45)
                                                              -----      -----
     Cash provided by continuing operations.................    289        340
     Cash used in discontinued operations...................     --        (79)
                                                              -----      -----
          Net cash provided by operating activities.........    289        261
                                                              -----      -----
Cash flows from investing activities
  Capital expenditures......................................    (90)       (59)
  Investment in joint ventures and equity investees.........    (12)       (10)
  Net change in advances to EPEC............................    (10)      (346)
  Other.....................................................     (8)         5
  Cash provided by investing activities of discontinued
     operations.............................................     --        250
                                                              -----      -----
          Net cash used in investing activities.............   (120)      (160)
                                                              -----      -----
Cash flows from financing activities
  Net commercial paper repayments...........................   (170)        --
  Net proceeds from affiliated note.........................     --        185
  Revolving credit repayments...............................     --       (117)
  Long-term debt retirements................................     (1)        --
  Cash used in financing activities by discontinued
     operations.............................................     --       (192)
                                                              -----      -----
          Net cash used in financing activities.............   (171)      (124)
                                                              -----      -----
Decrease in cash and temporary investments..................     (2)       (23)
  Less decrease in cash and temporary investments related to
     discontinued operations................................     --        (21)
                                                              -----      -----
  Decrease in cash and temporary investments from continuing
     operations.............................................     (2)        (2)
Cash and temporary investments
  Beginning of period.......................................      5         11
                                                              -----      -----
  End of period.............................................  $   3      $   9
                                                              =====      =====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1998 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at September 30, 1999, and for the quarters and nine months ended September 30, 1999 and 1998 are unaudited. The condensed consolidated balance sheet at December 31, 1998, is derived from audited financial statements at that date. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments, except for those relating to discontinued operations described below, are of a normal, recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to the current presentation. Such reclassifications have no effect on reported net income or stockholder's equity.

  Tax-free Internal Reorganization (Discontinued Operations)

     On December 31, 1998, EPEC completed a series of steps to effect a tax-free internal reorganization. The Company has treated the assets and operations distributed to EPEC or other subsidiaries of EPEC in the tax-free internal reorganization as though they were discontinued operations as of December 31, 1998. Accordingly, the information for the quarter and nine months ended September 30, 1998, in these financial statements has been presented as though the transactions occurred on January 1, 1998. Revenues related to those items treated as discontinued operations were $1,296 million and $3,518 million for the quarter and nine months ended September 30, 1998, respectively.

2. DEBT AND OTHER CREDIT FACILITIES

     In August 1999, EPEC established a new $1,250 million 364-day renewable revolving credit and competitive advance facility. As of September 30, 1999, EPEC's interest rate on this facility was equal to LIBOR plus 50 basis points. The rate will vary based on EPEC's long-term unsecured debt rating. This facility replaced EPEC's $750 million 364-day renewable revolving credit and competitive advance facility established in October 1997. TGP is a designated borrower under this credit facility. As of September 30, 1999, no amounts were outstanding under this facility.

     The weighted average interest rate of short-term borrowings was 5.5% and 5.8% at September 30, 1999 and December 31, 1998, respectively. The Company had short-term borrowings, including current maturities of long-term debt, at September 30, 1999 and December 31, 1998, as follows:

                                                              1999    1998
                                                              -----   -----
                                                              (IN MILLIONS)
Commercial paper............................................   $20    $190
Current maturities of long-term debt........................     1       1
                                                               ---    ----
                                                               $21    $191
                                                               ===    ====

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

     In April 1997, FERC approved the settlement of all issues related to the recovery of TGP's GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect up to $770 million from its customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. The demand portion has been fully collected. As of September 30, 1999, $45 million of the interruptible transportation portion had been collected. There is no time limit for collection of the interruptible transportation surcharge. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers. In March 1999, TGP filed a GSR reconciliation report with FERC in accordance with the terms of its GSR Stipulation and Agreement. The report indicated that collections from firm customers through the demand surcharge were $14 million more than the $693 million TGP was entitled to collect. In June 1999, FERC accepted the report as complying with the GSR Stipulation and Agreement, and in July 1999, TGP refunded the overcollections to its firm customers. TGP will be required to refund to firm customers amounts collected in excess of each firm customer's share of the final transition costs based on the final GSR reconciliation report, which will be filed in March 2001. Any future refund is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     In December 1994, TGP filed for a general rate increase with FERC and in October 1996, FERC approved a settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. One party, a competitor of TGP, filed a Petition for Review of the FERC approved settlement with the Court of Appeals, which subsequently remanded the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers (centralized locations where buyers and sellers can physically exchange gas). At FERC's request, comments were filed in January 1999. This matter is still pending before FERC.

     All cost of service issues related to TGP's 1991 general rate proceeding were resolved pursuant to a settlement agreement approved by FERC which now has become final. In a subsequent ruling, FERC remanded to an ALJ the issue of the proper allocation of TGP's New England lateral costs. In October 1998, FERC issued an order establishing the proper allocation of the New England lateral costs and in April 1999 FERC denied requests for rehearing of that order. The methodology approved by FERC economically approximates the methodology previously used by TGP. In April 1999, TGP filed with FERC revised rates to be effective May 1, 1999 consistent with the FERC's decision. TGP refunded approximately $1 million to certain of its customers in the third quarter of 1999. The refunds resolved this proceeding.

     In April 1999, FERC approved a settlement which resolved all outstanding FERC proceedings relating to the cashout reports that TGP had filed for the period September 1993 through August 1998. The settlement also established a new cashout mechanism to account for customer imbalances. The new cashout mechanism was implemented in the second quarter of 1999, retroactive to September 1998.

     As previously reported, contracts representing 70 percent of TGP's firm transportation capacity were due to expire by November 2000. As a result of negotiations with existing customers to extend or restructure these contracts, those contracts expiring by November 2000 now only represent approximately 20 percent of firm transportation capacity. To date, the conditions of settlements and extensions have been similar to the original contracts. Currently, 80 percent of TGP's contracted firm transportation capacity has an average term in excess of four years. TGP continues to pursue future markets and customers for the capacity that is not committed beyond November 2000 and expects that this capacity will be placed under a combination of long term and short term contracts. However, there can be no assurance as to whether TGP will be able to replace these contracts or that the terms of new contracts will be as favorable to TGP as the existing contracts.

     As an interstate pipeline, TGP is subject to FERC audits of its books and records. As part of an industry-wide initiative, TGP's property retirements are currently under review by the FERC audit staff.

     As the aforementioned rate and regulatory matters are fully and unconditionally resolved, the Company may either recognize an additional refund obligation or a non-cash benefit to finalize previously estimated liabilities. Management believes the ultimate resolutions of these matters, which are in various stages of finalization, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Legal Proceedings

     In February 1998, the United States and the State of Texas filed in a United States District Court a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") cost recovery action against fourteen companies including the Company and certain of its affiliated companies relating to the Sikes Disposal Pits Superfund Site ("Sikes") located in Harris County, Texas. The suit claims that the United States and the State of Texas have expended over $125 million in remediating the site, and seeks to recover that amount plus interest from all defendants to the suit. Although factual investigation relating to Sikes is in the preliminary stages, the Company believes that the amount of material, if any, disposed at Sikes by the Company was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring. While the outcome of this matter cannot be predicted with certainty, management does not expect this matter to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that TGP discharged pollutants into the waters of the state without a permit and disposed of PCBs without a permit. The agency sought an injunction against future discharges, sought an order to remediate or remove PCBs, and sought a civil penalty. TGP has entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits for its Kentucky compressor stations from the agency, and continues to work to resolve the remaining issues. The relevant Kentucky compressor stations are scheduled to be characterized and remediated under the consent order with the EPA. Management believes that the resolution of this issue will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     A number of subsidiaries of EPEC, both wholly and partially owned, including the Company, have been named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the U.S. Government of royalties. The Company believes the complaint to be without merit and that the ultimate resolution of this issue will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings cannot be predicted with certainty, management currently does not expect these matters to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 1999, the Company had reserves of approximately $111 million for expected environmental costs.

     In addition, the Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $4 million for the remainder of 1999. These expenditures primarily relate to compliance with air regulations and, to a lesser extent, control of water discharges. The Company expects to incur expenditures of approximately $95 million in the aggregate for the years 2000 through 2007.

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

     In May 1995, following negotiations with its customers, TGP filed with FERC a Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. The Environmental Stipulation was effective July 1, 1995. As of September 30, 1999, all amounts have been collected under the Environmental Stipulation. Refunds may be required to the extent actual eligible expenditures are less than estimated eligible expenditures used to determine amounts collected under the Environmental Stipulation.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 3 sites under CERCLA or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of its estimated liability. The Company presently believes that the costs associated with the current status of such other entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company has initiated proceedings against its historic liability insurers seeking payment or reimbursement of costs and liabilities associated with various environmental matters. In these proceedings, the Company contends that certain environmental costs and liabilities associated with various entities or sites, including costs associated with former operating sites, must be paid or reimbursed by certain of its historic insurers. The proceedings are in the discovery stage, and it is not yet possible to predict the outcome.

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

4. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at September 30, 1999 and December 31, 1998, consisted of the following:

                                                               1999     1998
                                                              ------   ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,333   $2,316
Less accumulated depreciation and depletion.................     200      216
                                                              ------   ------
                                                               2,133    2,100
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,306    2,340
                                                              ------   ------
          Total property, plant, and equipment, net.........  $4,439   $4,440
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

                                    GENERAL

     On December 31, 1998, EPEC completed a tax-free internal reorganization of its assets and operations and those of its subsidiaries. Following the reorganization, the Company's primary asset was the interstate pipeline system known as the TGP System. See Note 1 for a further discussion of the tax-free internal reorganization.

                        RESULTS OF CONTINUING OPERATIONS

                                                        QUARTER        NINE MONTHS
                                                         ENDED            ENDED
                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                     -------------    --------------
                                                     1999    1998     1999     1998
                                                     ----    -----    -----    -----
                                                              (IN MILLIONS)
Operating revenues.................................  $164    $ 165    $ 526    $ 522
Operating expenses.................................   (96)    (106)    (262)    (328)
Other, net.........................................     3       11       15       22
                                                     ----    -----    -----    -----
  EBIT.............................................  $ 71    $  70    $ 279    $ 216
                                                     ====    =====    =====    =====

  THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

     Operating expenses for the quarter ended September 30, 1999, were $10 million lower than for the same period of 1998. This decrease was attributable to lower system fuel usage associated with operating efficiencies achieved as a result of lower throughput levels and lower direct operating and maintenance costs.

     Other, net for the quarter ended September 30, 1999, was $8 million lower than for the same period of 1998 primarily due to interest income on a favorable sales and use tax settlement received in the third quarter of 1998 and lower earnings from equity investments in the third quarter of 1999.

  NINE MONTHS ENDED 1999 COMPARED TO NINE MONTHS ENDED 1998

     Operating revenues for the nine months ended September 30, 1999, were $4 million higher than for the same period of 1998 primarily due to the favorable resolution of regulatory issues during 1999 and the impact of a downward revision in the amount of recoverable interest on GSR costs in 1998. The increase was partially offset by a favorable customer settlement in the second quarter of 1998 and lower system throughput in 1999 due to milder temperatures.

     Operating expenses for the nine months ended September 30, 1999, were $66 million lower than for the same period of 1998. The decrease was primarily due to the favorable resolution of certain regulatory issues during 1999 and lower fuel usage associated with operating efficiencies achieved as a result of lower system throughput levels and lower direct operating and maintenance costs.

     Other, net for the nine months ended September 30, 1999, was $7 million lower than for the same period of 1998 primarily due to interest income received in the third quarter of 1998 on a favorable sales and use tax settlement and lower earnings from equity investments during 1999. The decrease was partially offset by the impact of a favorable settlement of a regulatory issue in the first quarter of 1999.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for nine months ended September 30, 1999, was higher than for the same period of 1998 primarily due to an increase in long-term borrowings.

AFFILIATED INTEREST (INCOME) EXPENSE, NET

     Affiliated interest income, net for the quarter and nine months ended September 30, 1999, was higher than for the same period of 1998 due to the reduction of affiliated debt and increased advances to EPEC.

INCOME TAX EXPENSE

  Third Quarter 1999 Compared to Third Quarter 1998

     The effective tax rate for the quarter ended September 1999, was higher than the rate for the same period of 1998 in part because of a favorable settlement, regarding a state income tax refund claim, received in 1998. Additionally, the effective tax rate for the quarter ended September 1998 was lower than the same period in 1999 as a result of equity income from unconsolidated foreign affiliates for which no provision for U.S. income tax is required.

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

     In recognition of the importance of Year 2000 issues and their potential impact on the Company, the initial phase of the Year 2000 project involved the establishment of a company-wide awareness program. The awareness program is directed by the executive steering committee and project team and includes participation of senior management in each core business area. The awareness phase is substantially completed, although the Company will continually update awareness efforts for the duration of the Year 2000 project.

     The Company's assessment phase consists of conducting a company-wide inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. The assessment phase is substantially complete. The assessment phase of the project, among other things, involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. Increasingly, the responses from such third parties are generally encouraging. Nonetheless, many of these responses lack the substantive detail to allow the Company to make a meaningful evaluation of such third-parties' Year 2000 readiness. Furthermore, in some circumstances, third parties are refusing to provide any response beyond those contained in their publicly-disseminated information. As a result, the overall evaluation of the Company's business partners' Year 2000 readiness remains inconclusive. Accordingly, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant. The Company continues to evaluate the exposure associated with such business partner relationships, and will use the contingency planning process to attempt to mitigate the uncertainty concerning third-party readiness.

     The remediation phase involves converting, modifying, replacing or eliminating key automated systems identified in the assessment phase. The testing phase involves the validation of the identified key automated systems. The Company is utilizing test tools and written test procedures to document and validate, as necessary, its unit, system, integration and acceptance testing. The implementation phase involves placing the converted or replaced key automated systems into operation. One system that was not substantially complete with respect to Year 2000 issues as of June 30, 1999, was the nominations, scheduling and volume accounting applications utilized by TGP. That system is now substantially complete. In October 1999, the Company, in cooperation with other Interstate Natural Gas Association of America members, reported that its regulated pipeline will be Year 2000 compliant on the rollover date of January 1, 2000. The Company is substantially complete with its remediation, testing and implementation phases for its systems.

     The Company had previously identified the contingency planning phase as a subset of the implementation phase, but has now established the process as its own phase of the overall Year 2000 program. The contingency planning phase consists of developing a risk profile of the Company's critical business processes and then providing for actions the Company will pursue to keep such processes operational in the event of Year 2000 disruptions. The focus of such contingency planning is on prompt response to any Year 2000 events, and a plan for subsequent resumption of normal operations. The plan attempts to assess the risk of a significant failure to critical processes performed by the Company, and to address the mitigation of those risks. The plan will also consider any significant failures related to the most reasonably likely worst case scenario, discussed below, as they may occur. In addition, the plan attempts to factor in the severity and duration of the impact of a significant failure. The Company has developed contingency plans for each business unit and significant business process. By September 30, 1999, the Company had conducted desk-top testing of its contingency plans and had conducted drills and mock outages, including some testing with certain customers and other significant third parties. The Year 2000 contingency plans will continue to be tested, modified and adjusted throughout the year as additional information becomes available.

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

     While the total cost of the Company's Year 2000 project continues to be evaluated, the Company estimates that the costs remaining to be incurred in 1999 and 2000 associated with assessing, remediating and testing internally developed computer applications, hardware and equipment, embedded chip systems, and third-party-developed software will be between $1 million and $2 million. Of these estimated costs, the Company expects to capitalize up to $1 million. As of September 30, 1999, the Company has incurred expenses of approximately $4 million and has capitalized costs of approximately $3 million. The Company has previously only traced incremental expenses related to its Year 2000 project. This means that the costs of the Year 2000 project related to salaried employees of the Company, including their direct salaries and benefits, are not available, and have not been included in the estimated costs of the project. Since the earlier phases of the project mostly involved work performed by such salaried employees, the costs expended to date do not reflect the percentage completion of the project. The Company anticipates that it will expend a substantial amount of the remaining costs in the contingency planning phase of the project, including the potential acquisition of back-up assets and systems that may be deployed in the event primary systems fail to perform fully according to expectations.

     Although the Company does not expect the costs of its Year 2000 project, including any costs remaining to be expended for the readiness of assets formerly owned by Sonat, to have a material adverse effect on its financial position, results of operations, or cash flows, based on information available at this time the Company cannot conclude that disruption caused by internal or external Year 2000 related failures will not have such an effect. Specific factors which might affect the success of the Company's Year 2000 efforts and the frequency or severity of a Year 2000 disruption or the amount of expense include the failure of the Company or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, the failure of the Company or its outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), the failure of other parties to joint ventures in which the Company is involved to meet their obligations, both financial and operational, under the relevant joint venture agreements to remediate assets used by the joint venture, unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, the failure of third parties to become Year 2000 compliant or to adequately notify the Company of potential noncompliance and the effects of any significant disruption at international facilities in which the Company has significant investments.

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

     Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include increasing competition within the Company's industry, the timing and extent of changes in commodity prices for natural gas and power, uncertainties associated with customer contract expirations on the TGP pipeline system, uncertainties associated with acquisitions and joint ventures, potential environmental liabilities, potential contingent liabilities and tax liabilities related to the Company's acquisitions, political and economic risks associated with current and future operations in foreign countries, conditions of the equity and other capital markets during the periods covered by the forward-looking statements, and other risks, uncertainties and factors, including the effect of the Year 2000 date change, discussed more completely in the Company's other filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1998.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.A           -- $1,250,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 16, 1999,
                            by and among EPEC, EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, as administrative
                            agent and as CAF Advance Agent for the Lenders
                            thereunder, Citibank N.A. and ABN Amro Bank, N.V. as
                            co-documentation agents for the Lenders and Bank of
                            America, N.A. as syndication agent for the Lenders.
          27             -- Financial Data Schedule

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

                                            TENNESSEE GAS PIPELINE COMPANY

Date: November 12, 1999                            /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: November 12, 1999                           /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.A           -- $1,250,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 16, 1999,
                            by and among EPEC, EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, as administrative
                            agent and as CAF Advance Agent for the Lenders
                            thereunder, Citibank N.A. and ABN Amro Bank, N.V. as
                            co-documentation agents for the Lenders and Bank of
                            America, N.A. as syndication agent for the Lenders.
          27             -- Financial Data Schedule