Form 10-K405
period 1999-12-31
TENNESSEE GAS PIPELINE CO
filed 2000-03-13
CIK 97142

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Common Stock, par value $5 per share. Shares outstanding on March 10, 2000: 208

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TENNESSEE GAS PIPELINE COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
Glossary..............................................................   ii

                                     PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................    3
Item  3.  Legal Proceedings...........................................    3
Item  4.  Submission of Matters to a Vote of Security Holders.........    *

                                    PART II
Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    4
Item  6.  Selected Financial Data.....................................    *
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    5
          Cautionary Statement for Purposes of the "Safe Harbor"
          Provisions of the Private Securities Litigation Reform Act
          of 1995.....................................................    7
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    8
Item  8.  Financial Statements and Supplementary Data.................    9
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   28

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    *
Item 11.  Executive Compensation......................................    *
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    *
Item 13.  Certain Relationships and Related Transactions..............    *

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   28
          Signatures..................................................   30

---------------

* No response to this item is included herein for the reason that no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-K are defined below:

                                                                DEFINITION
                                                                ----------
Bcf...............................  Billion cubic feet
Company...........................  Tennessee Gas Pipeline Company and its subsidiaries
Court of Appeals..................  United States Court of Appeals for the District of Columbia Circuit
Dth/d.............................  Dekatherms per day
East Tennessee....................  East Tennessee Natural Gas Company, an affiliate of Tennessee Gas
                                    Pipeline Company, formerly a wholly owned subsidiary of Tennessee
                                    Gas Pipeline Company
EPA...............................  United States Environmental Protection Agency
El Paso...........................  El Paso Energy Corporation, the indirect parent of Tennessee Gas
                                    Pipeline Company
EPNG..............................  El Paso Natural Gas Company, a wholly owned subsidiary of El Paso
                                    Energy Corporation
EPTPC.............................  El Paso Tennessee Pipeline Co., a direct subsidiary of El Paso
                                    Energy Corporation and parent of Tennessee Gas Pipeline Company
FERC..............................  Federal Energy Regulatory Commission
GSR...............................  Gas supply realignment
Midwestern........................  Midwestern Gas Transmission Company, an affiliate of Tennessee Gas
                                    Pipeline Company, formerly a wholly owned indirect subsidiary of
                                    Tennessee Gas Pipeline Company
MMcf(/d)..........................  Million cubic feet (per day)
PCB(s)............................  Polychlorinated biphenyl(s)
PRP(s)............................  Potentially responsible party(ies)
TGP...............................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of El
                                    Paso Tennessee Pipeline Co.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     TGP, a Delaware corporation, is a wholly owned subsidiary of EPTPC. The major business of the Company consists of the interstate transportation and storage of natural gas. It conducts its business activities through two natural gas transmission systems and a storage facility, each of which is discussed below.

     The TGP system. The TGP system consists of approximately 14,700 miles of pipeline with a design capacity of 5,730 MMcf/d. During 1999, TGP transported natural gas volumes averaging approximately 75 percent of its capacity. The TGP system serves the northeast section of the United States, including the New York City and Boston metropolitan areas. The multiple-line system begins in the gas-producing regions of Louisiana, including the Gulf of Mexico, and south Texas. TGP also recently completed an interconnect at the United States-Mexico border.

     Portland Natural Gas Transmission. The Company has an approximate 19 percent ownership interest in the Portland Natural Gas Transmission system ("Portland"). Portland is a 292 mile interstate natural gas pipeline with a design capacity of 215 MMcf/d extending from the Canadian border near Pittsburg, New Hampshire to Dracut, Massachusetts. During 1999, Portland transported volumes averaging approximately 34 percent of its capacity.

     Bear Creek Storage. The Company and Southern Natural Gas Company, a wholly owned subsidiary of El Paso, each own a 50 percent interest in Bear Creek Storage Company ("Bear Creek"), which owns and operates an underground natural gas storage facility located in Louisiana. Services are provided pursuant to the authorization and subject to the jurisdiction of FERC. Bear Creek has a capacity of 50 Bcf of base gas and 57 Bcf of working storage capacity. Bear Creek's storage capacity is committed equally to TGP and Southern Natural Gas Company under long-term contracts.

     From time to time, the Company holds open seasons in an effort to capitalize on pipeline expansion opportunities. TGP has completed an open season for the Eastern Express Project 2000 to provide gas transportation for the growing markets in the northeast. As a result, TGP filed and received FERC approval for the Eastern Express expansion, which will begin service in November 2000. In the fall of 1999, TGP completed and placed in service an international border crossing at Reynosa, Tamaulipas, Mexico, and an interconnect with Pemex Gas y Petroquimica Basica ("Pemex"), a Mexican state-owned company, to provide the import and export of gas to and from Mexico.

                             REGULATORY ENVIRONMENT

     TGP, Portland, and Bear Creek are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs. These FERC approved tariffs establish rates, terms, and conditions under which each system provides services to its customers.

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it sought comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. On February 9, 2000, the FERC issued a final ruling in response to the NOPR. Among other things, the rule (i) allows pipelines to file to implement peak and off-peak rates; (ii) removes the price cap for released capacity; (iii) requires pipelines to make changes to their tariffs regarding customer imbalances, penalties and pipeline operations; and (iv) increases the amount and type of information that pipelines must make available to the FERC and its customers.

     In December 1996, TGP filed for a general rate increase with FERC and in October 1998, FERC approved a settlement resolving that proceeding. The settlement included a structural rate design change that resulted in a larger portion of TGP's transportation revenues being dependent upon throughput. One party, a competitor of TGP, filed a Petition for Review of the FERC approved settlement with the Court of Appeals, which remanded the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers (centralized locations where buyers and sellers can physically exchange gas). Comments were filed with FERC in January 1999. This matter is still pending before FERC.

     The Company's interstate systems are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which establishes pipeline and liquified natural gas plant safety requirements, and the National Environmental Policy Act and other environmental legislation. Each of the systems has a continuing program of inspection designed to keep all of the facilities in compliance with pollution control and pipeline safety requirements, and the Company believes that its systems are in substantial compliance with applicable requirements.

                            MARKETS AND COMPETITION

     The Company's interstate systems face varying degrees of competition from alternative energy sources, such as electricity, hydroelectric power, coal, and fuel oil. Also, the potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Such restructuring and deregulation may benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, or it may hamper demand by allowing a more effective use of surplus electric capacity through increased wheeling as a result of open access.

     Customers of TGP, none of which individually represents more than 10 percent of the revenues on TGP's system, include natural gas producers, marketers and end-users, as well as other gas transmission and distribution companies. At the beginning of 1999, contracts representing 70 percent of TGP's firm transportation capacity were due to expire by November 2000. However, as a result of negotiations to extend or restructure these contracts, customers whose contracts expire by November 2000 now represent only approximately 20 percent of firm transportation capacity. The conditions of settlements and extensions are similar to the original contracts and 80 percent of TGP's contracted firm transportation capacity currently has an average term in excess of four years. TGP continues to pursue future markets and customers for the capacity that is not committed beyond November 2000 and expects this capacity will be placed under a combination of long-term and short-term contracts. However, there can be no assurance that TGP will be able to replace these contracts or that the terms of new contracts will be as favorable to TGP as the existing ones.

     In a number of key markets, TGP faces competitive pressure from other major pipeline systems, which enables local distribution companies and end-users to choose a supplier or switch suppliers based on the short-term price of natural gas and the cost of transportation. Competition among pipelines is particularly intense in TGP's supply areas, Louisiana and Texas. In some instances, TGP has had to discount its transportation rates in order to maintain market share. The renegotiation of TGP's remaining expiring contracts may be adversely affected by these competitive factors.

                                 ENVIRONMENTAL

     A description of the Company's environmental activities is included in Item 8, Financial Statements and Supplementary Data, Note 6, which is incorporated herein by reference.

                                   EMPLOYEES

     The Company had approximately 1,300 full-time employees on December 31, 1999. The Company has no collective bargaining arrangements and no significant changes in the work force have occurred since December 31, 1999.

ITEM 2. PROPERTIES

     A description of the Company's properties is included in Item 1, Business, and is incorporated herein by reference.

     The Company is of the opinion that it has satisfactory title to the properties owned and used in its businesses, subject to the liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such properties in its businesses. The Company believes that its physical properties are adequate and suitable for the conduct of its business in the future.

ITEM 3. LEGAL PROCEEDINGS

     See Item 8, Financial Statements and Supplementary Data, Note 6, which is incorporated herein by reference.

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

     Dividends in such amounts as may be determined by the Board of Directors of TGP may be declared and paid on the Common Stock from time to time out of any funds legally available therefore. On December 31, 1998, the Company declared and paid to EPTPC a non-cash dividend of its investment in subsidiaries in the amount of $1,940 million in connection with the tax-free internal reorganization discussed in Item 8, Financial Statements and Supplementary Data, Note 1. In March 1997, the Company declared and paid a $889 million cash dividend to EPTPC and, in December 1997, the Company declared and paid a $1,083 million non-cash dividend to EPTPC which was used to offset the Company's $1,083 million note receivable from EPTPC.

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

                             RESULTS OF OPERATIONS

     The Company evaluates performance based on earnings before interest expense and income taxes, excluding affiliated interest income ("EBIT"). Accordingly, results of operations presented herein are on that basis.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                --------------
                                                                1999     1998
                                                                -----    -----
                                                                (IN MILLIONS)
Operating revenues..........................................    $ 704    $ 699
Operating expenses..........................................     (374)    (413)
Other income................................................       22       24
                                                                -----    -----
  EBIT......................................................    $ 352    $ 310
                                                                =====    =====

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Operating revenues for the year ended December 31, 1999, were $5 million higher than 1998. This increase was primarily due to the favorable resolution of regulatory issues during 1999 related to the Company's New England rates, a downward revision in 1998 of the amount of recoverable interest on GSR costs and new contracts and services in 1999. These increases were partially offset by lower system throughput, fewer contract buyouts and lower other operating revenues in 1999.

     Operating expenses for the year ended December 31, 1999, were $39 million lower than 1998. The decrease was primarily due to the favorable resolution of the Company's customer imbalance mechanism, lower fuel costs associated with lower throughput levels and lower direct operating and maintenance costs in 1999. The decrease was offset by an increase in shared services allocations.

     Other income for the year ended December 31, 1999, was $2 million lower than 1998 primarily due to interest income received in the third quarter of 1998 on a favorable sales and use tax settlement and lower earnings from equity investments during 1999. The decrease was partially offset by a gain on the sale of an asset in 1999.

INTEREST AND DEBT EXPENSE

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Non-affiliated Interest and Debt Expense

     Interest and debt expense for the year ended December 31, 1999, was $18 million higher than 1998 due to increased borrowings in October 1998 to fund capital expenditures and other investing expenditures.

     Affiliated Interest (Income) Expense, Net

     Affiliated interest income, net was $24 million for the year ended December 31, 1999, compared to affiliated interest expense, net of $57 million for the year ended December 31, 1998. The increase to affiliated interest income, net was due to a reduction in affiliated debt and increased advances to El Paso.

INCOME TAX EXPENSE

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Income tax expense of $82 million in 1999 and $39 million in 1998 resulted in an effective tax rate of 32 percent and 26 percent for 1999 and 1998, respectively. The higher rate is primarily due to the impact of prior year tax adjustments recorded in 1998 under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

COMMITMENTS AND CONTINGENCIES

     See Item 8, Financial Statements and Supplementary Data, Note 6, for a discussion of the Company's Commitments and Contingencies, which is incorporated herein by reference.

OTHER

     In December 1999, the Company filed an application with FERC for the Stagecoach Expansion Project. The project will connect the Stagecoach Storage Field in Tioga County, New York to TGP's mainline. The new lateral will consist of 24 miles of pipe and will have a capacity of 500,000 Dth/d. In addition, the project will expand TGP's 300 line to provide 90,000 Dth/d of firm transportation service from Bradford County, Pennsylvania to its interconnect with New Jersey Natural Gas. The total cost for the project is estimated at $87 million with service on the lateral scheduled to begin in August 2001 and service on TGP's 300 line in November 2001.

Year 2000

     To coordinate the phases of the Year 2000 project, El Paso established an executive steering committee and a project team. The phases of the project were:
(i) awareness; (ii) assessment; (iii) remediation; (iv) testing; (v) implementation of the necessary modifications and (vi) contingency planning. The Company participated in El Paso's Year 2000 project as described below. The goal of the Year 2000 project was to ensure that all of the critical systems and processes under the Company's direct control remained functional. As of December 31, 1999, the Company had substantially completed the above phases for all critical systems. While the Year 2000 rollover date has passed with no apparent disruptions experienced by the Company's systems and processes, it remains possible that third parties may have experienced disruptions which have not yet manifested any impact on the Company, but could in the future. Accordingly, the Company is prepared to implement any contingency plans should a disruption occur. While the total cost of the Company's Year 2000 project continues to be accumulated, the Company does not expect to incur any remaining material costs in 2000. As of December 31, 1999, the Company has incurred expenses of approximately $5 million and has capitalized costs of approximately $4 million.

     The above disclosure is a "YEAR 2000 READINESS DISCLOSURE." To the extent that any reader of the above Year 2000 Readiness Disclosure is other than an investor or potential investor in the Company's -- or an affiliate's -- equity or debt securities, this disclosure is made for the SOLE PURPOSE of communicating or disclosing information aimed at correcting, helping to correct and/or avoiding Year 2000 failures.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is exposure to changing interest rates. The table below presents the weighted average interest rates by expected maturity dates of those instruments that present interest rate risk to the Company. As of December 31, 1999 and 1998, the carrying amounts of short-term borrowings are representative of fair value because of the short-term maturity of these instruments. The fair value of fixed rate long-term debt has been estimated based on quoted market prices for the same or similar issues.

                                                               DECEMBER 31, 1999                              DECEMBER 31, 1998
                                      -------------------------------------------------------------------   ---------------------
                                                       EXPECTED FISCAL YEAR OF MATURITY
                                      -------------------------------------------------------------------   CARRYING
                                      2000   2001   2002   2003   2004   THEREAFTER   TOTAL    FAIR VALUE   AMOUNTS    FAIR VALUE
                                      ----   ----   ----   ----   ----   ----------   ------   ----------   --------   ----------
                                                             (DOLLARS IN MILLIONS)
LIABILITIES:
  Short-term debt -- variable
  rate..............................  $649                                            $  649     $  649      $  190      $  190
      Average interest rate.........   6.3%
  Long-term debt, including current
    portion -- fixed rate...........  $  1                                 $1,386     $1,387     $1,284      $1,354      $1,441
      Average interest rate.........   6.2%                                   7.2%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         TENNESSEE GAS PIPELINE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999     1998     1997
                                                              ------   ------   -------
Operating revenues
  Transportation............................................   $681     $680     $ 696
  Other.....................................................     23       19        33
                                                               ----     ----     -----
                                                                704      699       729
                                                               ----     ----     -----
Operating expenses
  Operation and maintenance.................................    194      242       306
  Depreciation, depletion and amortization..................    137      134       127
  Taxes, other than income taxes............................     43       37        47
                                                               ----     ----     -----
                                                                374      413       480
                                                               ----     ----     -----
Operating income............................................    330      286       249
                                                               ----     ----     -----
Other income
  Equity investment earnings................................      9       12        12
  Other, net................................................     13       12         2
                                                               ----     ----     -----
                                                                 22       24        14
                                                               ----     ----     -----
Income before interest and income taxes.....................    352      310       263
                                                               ----     ----     -----
Non-affiliated interest and debt expense....................    120      102        75
Affiliated interest (income) expense, net...................    (24)      57        36
Income tax expense..........................................     82       39        52
                                                               ----     ----     -----
                                                                178      198       163
                                                               ----     ----     -----
Income before discontinued operations.......................    174      112       100
Discontinued operations, net of income taxes................     --       97        66
                                                               ----     ----     -----
Net income..................................................   $174     $209     $ 166
                                                               ====     ====     =====

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999       1998
                                                              ------     ------
                           ASSETS
Current assets
  Cash and cash equivalents.................................  $    4     $    5
  Accounts and notes receivable, net
     Customer...............................................      92         66
     Affiliated companies...................................     459          5
     Other..................................................      73         65
  Materials and supplies....................................      17         15
  Deferred income taxes.....................................      44         38
  Other.....................................................      18         33
                                                              ------     ------
          Total current assets..............................     707        227
Property, plant, and equipment, net.........................   4,488      4,440
Investment in unconsolidated affiliates.....................     123         74
Other.......................................................     103        113
                                                              ------     ------
          Total assets......................................  $5,421     $4,854
                                                              ======     ======

            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts and notes payable
     Trade..................................................  $   74     $   72
     Affiliated companies...................................      54        127
     Other..................................................      88         74
  Short-term borrowings (including current maturities on
     long-term debt)........................................     650        191
  Taxes payable.............................................     105         32
  Other.....................................................      85        189
                                                              ------     ------
          Total current liabilities.........................   1,056        685
                                                              ------     ------
Long-term debt, less current maturities.....................   1,353      1,353
                                                              ------     ------
Deferred income taxes.......................................   1,175      1,150
                                                              ------     ------
Other.......................................................     275        278
                                                              ------     ------

Commitments and contingencies (See Note 6)

Stockholder's equity:
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................      --         --
  Additional paid-in capital................................   1,388      1,388
  Retained earnings.........................................     174         --
                                                              ------     ------
          Total stockholder's equity........................   1,562      1,388
                                                              ------     ------
          Total liabilities and stockholder's equity........  $5,421     $4,854
                                                              ======     ======

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Cash flows from operating activities
Net income..................................................  $ 174    $ 209    $ 166
  Less income from discontinued operations, net of income
     taxes..................................................     --       97       66
                                                              -----    -----    -----
Income from continuing operations...........................    174      112      100
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion and amortization...............    137      134      127
     Undistributed earnings in equity investments...........     (3)      (5)      (1)
     Deferred income taxes..................................     22       68      178
     Gain on disposition of property........................     (2)      (2)      --
     Working capital changes, net of non-cash transactions
       Accounts and notes receivable........................    (34)    (332)     116
       Accounts and notes payable...........................     17        1     (216)
       Taxes payable........................................     73       (8)      19
       Other working capital changes........................    (91)      94      (35)
     Other..................................................      8      236       17
                                                              -----    -----    -----
       Cash provided by continuing operations...............    301      298      305
       Cash provided by (used in) discontinued operations...     --      185      (46)
                                                              -----    -----    -----
          Net cash provided by operating activities.........    301      483      259
                                                              -----    -----    -----
Cash flows from investing activities
  Capital expenditures......................................   (177)    (126)    (102)
  Investment in joint ventures and equity investees.........    (46)     (10)      (4)
  Proceeds from sales of assets.............................     10       16        7
  Cost of removal of assets.................................    (20)     (22)     (18)
  Net change in other affiliated advances...................   (451)    (642)     111
  Investment in annuity.....................................     --       --      (40)
  Cash provided by (used in) investing activities by
     discontinued operations................................     --      217     (138)
                                                              -----    -----    -----
          Net cash used in investing activities.............   (684)    (567)    (184)
                                                              -----    -----    -----
Cash flows from financing activities
  Net commercial paper borrowings...........................    459      190       --
  Revolving credit borrowings...............................     --       --      417
  Revolving credit repayments...............................     --     (417)      --
  Increase (decrease) in note payable to affiliate..........    (76)     317     (670)
  Net proceeds from issuance of long-term debt..............     --      391      883
  Long-term debt retirements................................     (1)      (1)      --
  Dividend to EPTPC.........................................     --       --     (889)
  Cash provided by (used in) financing activities by
     discontinued operations................................     --     (414)     189
                                                              -----    -----    -----
          Net cash provided by (used in) financing
            activities......................................    382       66      (70)
                                                              -----    -----    -----
Increase (decrease) in cash and cash equivalents............     (1)     (18)       5
  Less increase (decrease) in cash and cash equivalents
     related to discontinued operations.....................     --      (12)       5
                                                              -----    -----    -----
Decrease in cash and cash equivalents from continuing
  operations................................................     (1)      (6)      --
Cash and cash equivalents
  Beginning of period.......................................      5       11       11
                                                              -----    -----    -----
  End of period.............................................  $   4    $   5    $  11
                                                              =====    =====    =====

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                     COMMON STOCK     ADDITIONAL                NOTES
                                                    ---------------    PAID-IN     RETAINED   RECEIVABLE    TOTAL
                                                    SHARES   AMOUNT    CAPITAL     EARNINGS   FROM EPTPC   EQUITY
                                                    ------   ------   ----------   --------   ----------   -------
January 1, 1997...................................   208      $--      $ 2,625      $  --       $ (568)    $ 2,057
  Net income......................................                                    166                      166
  Increase in note receivable from EPTPC..........                                                (515)       (515)
  Cash dividend to EPTPC..........................                        (841)       (48)                    (889)
  Dividend of note receivable from parent.........                        (965)      (118)       1,083          --
  Refinancing of pushed down long-term debt.......                         900                                 900
  Acquisition adjustments to record assets and
     liabilities at fair value....................                         107                                 107
                                                     ---      ---      -------      -----       ------     -------
December 31, 1997.................................   208       --        1,826         --           --       1,826
  Net income......................................                                    209                      209
  Non-cash contributions from EPTPC...............                       1,293                               1,293
  Non-cash dividend to EPTPC......................                      (1,731)      (209)                  (1,940)
                                                     ---      ---      -------      -----       ------     -------
December 31, 1998.................................   208       --        1,388         --           --       1,388
  Net income......................................                                    174                      174
                                                     ---      ---      -------      -----       ------     -------
December 31, 1999.................................   208      $--      $ 1,388      $ 174       $   --     $ 1,562
                                                     ===      ===      =======      =====       ======     =======

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                         TENNESSEE GAS PIPELINE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Investments in companies where the Company has the ability to exert significant influence over, but not control operating and financial policies are accounted for using the equity method. The consolidated financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or stockholder's equity.

  Tax-free Internal Reorganization (Discontinued Operations)

     On December 31, 1998, El Paso completed a series of steps to effect an internal reorganization in accordance with a private letter ruling received from the IRS. Initially, certain energy marketing, field services, and international operations of EPNG were transferred to EPTPC, the Company's parent. Following these transfers, EPTPC contributed those operations to the Company. The total value of these contributions was $1,293 million. The Company completed the reorganization primarily through a series of intercompany transactions, including distributing to EPTPC its interests in those subsidiaries contributed to it. The total value of the dividend was $1,940 million.

     After completing the reorganization, the Company's primary asset was an interstate pipeline system known as the TGP system. In the reorganization, the Company transferred the following assets, liabilities, and operations to El Paso or other subsidiaries of El Paso, and eliminated them from its consolidated financial statements: (i) the East Tennessee interstate gas pipeline system;
(ii) the Midwestern interstate gas pipeline system; (iii) all international subsidiaries; (iv) all field services operations; (v) all trading and marketing operations; and (vi) certain corporate and discontinued operations.

     The Company has treated the assets and operations distributed as though they were discontinued operations as of December 31, 1998, and accordingly has reclassified all prior periods to reflect this treatment. Revenues related to those items treated as discontinued operations were $4,188 million and $2,903 million for the years ended December 31, 1998 and 1997, respectively.

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

  Accounting for Regulated Operations

     The Company's interstate natural gas systems are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs which establish rates, terms and conditions under which each system provides services to its customers. The Company's businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from the accounting requirements of non-regulated entities. Transactions that have been recorded differently as a result of regulatory accounting requirements include: GSR costs to be recovered under a demand and interruptible surcharge, environmental costs to be recovered under a demand surcharge, the capitalization of an equity return component on regulated capital projects, and certain benefits and other costs and taxes included in or expected to be included in future rates, including costs to refinance debt. When the accounting method followed is prescribed by or allowed by the regulatory authority for rate-making purposes, such method conforms to the generally accepted accounting principle of matching costs with the revenues to which they apply.

     Changes in the regulatory and economic environment may create, at some point in the future, circumstances in which the application of regulatory accounting principles will no longer be appropriate. Factors which could impact this assessment include an inability to recover cost increases under rate caps or rate case moratoriums, an inability to recover capitalized costs, including an adequate return on those costs through the ratemaking process, excess capacity or significant discounting of rates in the markets served by the Company, and the impacts of ongoing initiatives in and deregulation of the natural gas industry. Should these factors cause regulatory accounting principles to no longer be applied, an amount would be charged to earnings as an extraordinary item. At December 31, 1999, this amount was estimated to be approximately $30 million, net of income taxes. Any potential charge would be non-cash and would have no direct effect on the regulated companies' ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

  Cash and Cash Equivalents

     Short-term investments purchased with an original maturity of three months or less are considered cash equivalents.

  Allowance for Doubtful Accounts and Notes Receivable

     The Company has established a provision for losses on accounts and notes receivable which may become uncollectible. Collectibility is reviewed regularly, and the allowance is adjusted as necessary primarily under the specific identification method. At December 31, 1999 and 1998, the allowance was $3 million and $4 million, respectively.

  Gas Imbalances

     The Company values gas imbalances due to or due from shippers and operators at the appropriate index price. Gas imbalances represent the difference between gas receipts from and gas deliveries to the Company's transportation and storage customers. Gas imbalances arise when these customers deliver more or less gas into the pipeline than they take out. Natural gas imbalances are settled in cash or made up in-kind subject to the pipelines' various terms. The allowance for gas imbalances was less than $1 million at December 31, 1999, and $5 million at December 31, 1998.

  Materials and Supplies

     Materials and supplies are valued at the lower of cost or market with cost determined using the average cost method.

  Property, Plant, and Equipment

     The Company's regulated property, plant, and equipment is subject to oversight by the FERC. The objectives of this regulation are to ensure the proper recovery of capital investments in rates. Such recovery is generally accomplished by allowing a return of the investment through inclusion of depreciation expense in the cost of service. Rates also allow for a return on the net unrecovered rate base. Specific procedures are prescribed by FERC to control capitalized costs, depreciation, and the disposal of assets. SFAS No. 71 specifically acknowledges the obligation of regulated companies to comply with regulated accounting procedures, even when they conflict with other generally accepted accounting principle pronouncements.

     Regulated property, plant, and equipment is recorded at original cost of construction or, on acquisition, the cost to the first party committing the asset to utility services. Construction cost includes direct labor and materials, as well as indirect charges such as overhead and an allowance for both debt and equity funds used during construction. Replacements or betterments of major units of property are capitalized, while replacements or additions of minor units of property are expensed.

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

     When regulated property, plant, and equipment is retired, due to abandonment or replacement, the original cost, plus the cost of retirement, less salvage, is charged to accumulated depreciation. No gain or loss is recognized unless an entire operating unit, as defined by FERC, has been retired. Gains or losses on dispositions of operating units are included in income.

     Additional acquisition cost assigned to utility plant represents the excess of allocated purchase costs over historical costs that resulted from the December 1996 acquisition of EPTPC, the Company's parent, by El Paso. These costs are being amortized on a straight-line basis using FERC approved rates.

     Included in the Company's property, plant, and equipment is construction work in progress of approximately $149 million and $86 million at December 31, 1999 and 1998, respectively. The capitalized allowance for debt and equity funds used during construction for each of the years ended December 31, 1999 and 1998 was $2 million.

     The Company evaluates impairment of its property, plant, and equipment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Revenue Recognition

     The Company recognizes revenue from natural gas transportation in the period the service is provided. Reserves are provided on revenues collected subject to refund when appropriate.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the EPA or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the balance sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the consolidated financial statements as an asset.

  Income Taxes

     Income taxes are based on income reported for tax return purposes along with a provision for deferred income taxes. Deferred income taxes are provided to reflect the tax consequences in future years of differences between the financial statement and tax bases of assets and liabilities at each year end. Tax credits are accounted for under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

     El Paso maintains a tax sharing policy which provides, among other things, that (i) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis, and (ii) each company in a tax loss position will be reimbursed currently to the extent its deductions, including general business credits, were utilized in the consolidated return. Under the policy, El Paso pays all federal income taxes directly to the IRS and will bill or refund, as applicable, its subsidiaries for their applicable portion of such income tax payments. Prior to 1999, the Company had a tax sharing agreement with EPTPC which had similar provisions. Commencing with the 1999 tax return, EPTPC and its 80 percent or more owned subsidiaries, including the Company, joined the El Paso consolidated federal income tax return.

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Under SFAS No. 133, accounting for the changes in the fair value of a derivative depends on the intended use and its resulting designation. The standard was amended by SFAS No. 137 issued in June 1999. The amendment defers the effective date to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this pronouncement.

2. INCOME TAXES

     The following table reflects the components of income tax expense from continuing operations for the years ended December 31:

                                                              1999    1998    1997
                                                              ----    ----    -----
                                                                  (IN MILLIONS)
Current
  Federal ..................................................  $ 76    $(15)   $ (91)
  State.....................................................   (16)    (14)     (35)
                                                              ----    ----    -----
                                                                60     (29)    (126)
                                                              ----    ----    -----
Deferred
  Federal ..................................................    17      65      147
  State.....................................................     5       3       31
                                                              ----    ----    -----
                                                                22      68      178
                                                              ----    ----    -----
          Total income tax expense..........................  $ 82    $ 39    $  52
                                                              ====    ====    =====

     Income tax expense of the Company from continuing operations differs from the amount computed by applying the statutory federal income tax rate (35 percent) to income before taxes. The following table outlines the reasons for the differences for the periods ended December 31:

                                                              1999    1998    1997
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Income tax expense at the statutory federal rate of 35%.....  $90     $53     $53
Increase (decrease)
  State income tax, net of federal income tax benefit.......   (7)     (7)     (2)
  Other.....................................................   (1)     (7)      1
                                                              ---     ---     ---
Income tax expense..........................................  $82     $39     $52
                                                              ===     ===     ===
Effective tax rate..........................................  32%     26%     34%
                                                              ===     ===     ===

     Income tax expense related to the assets, liabilities, and operations treated as discontinued operations as a result of the tax-free internal reorganization was $44 million and $36 million for the years ended December 31, 1998 and 1997, respectively.

     The following table reflects the components of the net deferred tax liability from continuing operations at December 31:

                                                               1999       1998
                                                              ------     ------
                                                                (IN MILLIONS)
Deferred tax liabilities
  Accumulated tax depreciation over book depreciation.......  $1,391     $1,386
  Regulatory issues.........................................      57         68
  Other.....................................................      16         10
                                                              ------     ------
          Total deferred tax liability......................   1,464      1,464
                                                              ------     ------
Deferred tax assets
  U.S. net operating loss and tax credit carryovers.........      55         21
  Accrual for regulatory issues.............................      65        108
  Environmental reserve.....................................      62         59
  Other.....................................................     155        168
  Valuation allowance.......................................      (4)        (4)
                                                              ------     ------
          Total deferred tax asset..........................     333        352
                                                              ------     ------
Net deferred tax liability..................................  $1,131     $1,112
                                                              ======     ======

     As of December 31, 1999, the Company has $3 million of alternative minimum tax credit carryovers, $145 million of net operating loss carryovers and $2 million of capital loss carryovers. The alternative minimum tax credits carry forward indefinitely. The net operating loss carry forward periods end as follows -- approximately $4 million in 2007, $94 million in 2012 and $47 million in 2019. The carry forward period for the capital loss ends in 2003. Usage of these carryovers is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation year rules of IRS regulations.

     The Company has recorded a valuation allowance of $4 million to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of net operating loss carryovers of an acquired company. Any tax benefits subsequently recognized from reversal of this valuation allowance will be allocated to additional acquisition cost assigned to utility plant.

     Prior to 1999, EPTPC and its subsidiaries, including TGP and its subsidiaries, filed a consolidated federal income tax return and El Paso and its other subsidiaries filed a separate consolidated federal income tax return. As a result of the tax-free reorganization described in Note 1, El Paso and its subsidiaries, including EPTPC and its subsidiaries, will file one consolidated federal income tax return.

3. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of SFAS No. 107. The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies.

     As of December 31, 1999, and 1998, the carrying amounts of certain financial instruments held by the Company, including cash, cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. The fair value of debt with fixed interest rates has been estimated based on quoted market prices for the same or similar issues.

     The following table reflects the carrying amount and estimated fair value of the Company's financial instruments at December 31:

                                                               1999                     1998
                                                       ---------------------    ---------------------
                                                       CARRYING                 CARRYING
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   ----------    --------   ----------
                                                                       (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt.....................................   $1,354      $1,284       $1,354      $1,441

4. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31:

                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,479    $2,316
Less accumulated depreciation...............................     304       216
                                                              ------    ------
                                                               2,175     2,100
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,313     2,340
                                                              ------    ------
          Total property, plant, and equipment, net.........  $4,488    $4,440
                                                              ======    ======

     Current FERC policy does not permit the Company to recover amounts in excess of original cost allocated in purchase accounting to its regulated operations through rates.

5. DEBT AND OTHER CREDIT FACILITIES

     The average interest rate of short-term borrowings was 6.6% and 5.8% at December 31, 1999 and 1998, respectively. The Company had the following short-term borrowings, including current maturities of long-term debt, at December 31:

                                                              1999    1998
                                                              -----   -----
                                                              (IN MILLIONS)
Commercial Paper............................................  $649    $190
Current maturities of long-term debt........................     1       1
                                                              ----    ----
                                                              $650    $191
                                                              ====    ====

     Long-term debt outstanding consisted of the following at December 31:

                                                              1999      1998
                                                             ------    ------
                                                              (IN MILLIONS)
6% Debentures due 2011.....................................  $   86    $   86
7.5% Debentures due 2017...................................     300       300
7% Debentures due 2027.....................................     300       300
7% Debentures due 2028.....................................     400       400
7.625% Debentures due 2037.................................     300       300
Other......................................................       1         2
                                                             ------    ------
                                                              1,387     1,388
Less: Unamortized discount.................................      33        34
      Current Maturities...................................       1         1
                                                             ------    ------
          Total long-term debt, less current maturities....  $1,353    $1,353
                                                             ======    ======

     The following are aggregate maturities of long-term debt for the next 5 years and in total thereafter:

                                         (IN MILLIONS)
2000....................................    $    1
2001....................................        --
2002....................................        --
2003....................................        --
2004....................................        --
Thereafter..............................     1,386
                                            ------
          Total long-term debt,
            including current
            maturities..................    $1,387
                                            ======

  Other Financing Arrangements

     TGP is designated as a borrower under El Paso's $1,250 million, 364-day and $750 million, five-year revolving credit facilities (collectively the "Revolving Credit Facility"). The $1,250 million, 364-day renewable revolving credit and competitive advance facility was established in August 1999 and replaced El Paso's 1998 $750 million, 364-day renewable revolving credit and competitive advance facility. The $750 million, five-year revolving credit and competitive advance facility was established in October 1997. The rate for the Revolving Credit Facility varies based on El Paso's unsecured debt rating. As of December 31, 1999, the interest rate for borrowings under the Revolving Credit Facility was equal to LIBOR plus 50 basis points and no amounts were outstanding.

     The availability of borrowings under the Revolving Credit Facility is subject to specified conditions, which management believes the Company currently meets. These conditions include compliance with the financial covenants and ratios required by such agreements, absence of default under such agreements, and continued accuracy of the representations and warranties contained in such agreements (including the absence of any material adverse changes in the Company).

     In September 1998, TGP filed a shelf registration permitting it to offer up to $600 million of debt securities. In October 1998, TGP issued $400 million aggregate principal amount of 7% debentures due 2028. After this issuance, TGP has $200 million of capacity remaining under its shelf registration.

6. COMMITMENTS AND CONTINGENCIES

  Capital Commitments

     At December 31, 1999, the Company had capital and investment commitments of $20 million. The Company's other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Purchase Obligations

     In connection with the financing commitments of certain joint ventures, TGP has entered into unconditional purchase obligations for products and services totaling $56 million at December 31, 1999. TGP's annual obligations under these agreements are $21 million for 2000, $11 million for the year 2001, $4 million for the years 2002, 2003, and 2004, and $12 million in total thereafter. Excluded from these amounts is TGP's obligation to purchase 30 percent of the output of the Great Plains coal gasification project's original design capacity through July 2009. In January 1997, TGP settled this contract as part of its GSR negotiations, recorded the related liability, and purchased an annuity for $42 million to fund the expected remaining monthly demand requirements of the contract which continue through January 2004.

  Guarantees

     At December 31, 1999, the Company had guarantees of up to $9 million in connection with various projects.

  Rates and Regulatory Matters

     The Company's interstate natural gas pipeline companies are subject to the regulatory jurisdiction of the FERC with respect to rates, terms and conditions of service, accounts and records, the addition of facilities, the abandonment of services and facilities, the curtailment of gas deliveries and other matters.

     In April 1997, FERC approved the settlement of all issues related to the recovery of TGP's GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect up to $770 million from its customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. The demand portion has been fully collected. As of December 31, 1999, $47 million of the interruptible transportation portion had been collected. There is no time limit for collection of the interruptible transportation surcharge. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers. TGP will be required to refund to firm customers amounts collected in excess of each firm customer's share of the final transition costs based on the final GSR reconciliation report, which will be filed in March 2001. Any future refund is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     In December 1996, TGP filed for a general rate increase with FERC and in October 1998, FERC approved a settlement resolving that proceeding. The settlement included a structural rate design change that resulted in a larger portion of TGP's transportation revenues being dependent upon throughput. One party, a competitor of TGP, filed a Petition for Review of the FERC approved settlement with the Court of Appeals, which remanded the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers (centralized locations where buyers and sellers can physically exchange gas). Comments were filed with FERC in January 1999. This matter is still pending before FERC.

     All cost of service issues related to TGP's 1991 general rate proceeding were resolved pursuant to a settlement agreement approved by FERC which now has become final. In a subsequent ruling, FERC remanded to an ALJ the issue of the proper allocation of TGP's New England lateral costs. In October 1998, FERC issued an order establishing the proper allocation of the New England lateral costs and in April 1999, FERC denied requests for rehearing of that order. The methodology approved by FERC economically approximates the methodology previously used by TGP. In April 1999, TGP filed with FERC revised rates to be effective May 1, 1999, consistent with the FERC's decision. TGP refunded approximately $1 million to certain of its customers in the third quarter of 1999. The refunds resolved this proceeding.

     In April 1999, FERC approved a settlement which resolved all outstanding FERC proceedings relating to the cashout reports that TGP had filed for the period September 1993 through August 1998. The settlement also established a new cashout mechanism to account for customer imbalances. The new cashout mechanism was implemented in the second quarter of 1999, retroactive to September 1998. In November 1999, TGP filed its first report under the settlement for the September 1998 through August 1999 period which reflected a cashout loss of approximately $1 million. The FERC approved the cashout report in January 2000.

     The TGP system has contracts covering a portion of its firm transportation capacity which has various terms of maturity. At December 31, 1999, TGP has contracts representing 20 percent of its firm transportation capacity expiring by November 2000. The Company has aggressively pursued the renegotiation and renewal of its expiring contracts, and the sale of excess capacity under firm transportation arrangements, and has made progress in its efforts. However, it is uncertain if future contracts will be on terms as favorable to the Company as those that exist currently. Furthermore, new and renewed contracts can be disputed by customers and other groups, and there is no certainty that regulators or other jurisdictional bodies will not intercede in the re-contracting process and alter the ultimate outcome of these efforts.

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it sought comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. On February 9, 2000, the FERC issued a final ruling in response to the NOPR. Among other things, the rule (i) allows pipelines to file to implement peak and off-peak rates; (ii) removes the price cap for released capacity; (iii) requires pipelines to make changes to its tariffs regarding customer imbalances, penalties and pipeline operations; and (iv) increases the amount and type of information that pipelines must make available to the FERC and its customers.

     As an interstate pipeline, TGP is subject to FERC audits of its books and records. As part of an industry-wide initiative, TGP's property retirements are currently under review by the FERC audit staff.

     As the Company's rate and regulatory matters are fully and unconditionally resolved, the Company may either recognize an additional refund obligation, a write-down of a previously established asset, or a non-cash benefit to finalize previously estimated liabilities. While management cannot predict with certainty the final outcome, or timing, of the final resolution of rates and regulatory matters, the outcome of its current re-contracting efforts, or the outcome of industry trends and initiatives, management believes, based upon its experience to date and after considering appropriate reserves that have been established, that the ultimate resolution of these pending rate and regulatory matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Legal Proceedings

     In February 1998, the United States and the State of Texas filed in a United States District Court a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") cost recovery action against fourteen companies including the Company and certain of its affiliated companies relating to the Sikes Disposal Pits Superfund Site ("Sikes") located in Harris County, Texas. The suit claims that the United States and the State of Texas have expended over $125 million in remediating Sikes, and seeks to recover that amount plus interest from all defendants to the suit. Although factual investigation relating to Sikes is in the preliminary stages, the Company believes that the amount of material, if any, disposed at Sikes by the Company was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring.

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

     TGP has been named a defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the United States Government of royalties. The Company believes the complaint to be without merit.

     TGP has been named a defendant in a class action suit, Quinque Operating Company v. Gas Pipelines. The Plaintiff alleges that the defendants have mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. This suit is similar to the action brought by Jack Grynberg on behalf of the United States Government. The Company believes the complaint to be without merit.

     The Company is also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of its business.

     While the outcome of the matters discussed above cannot be predicted with certainty, management currently does not expect the ultimate resolution of these matters to have a material adverse effect on the Company's financial position, its results of operations, or cash flows.

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 1999, the Company had a reserve of approximately $107 million for expected remediation costs, including approximately $102 million for associated onsite, offsite and groundwater technical studies, and approximately $5 million for other costs which the Company anticipates incurring through 2027.

     In addition, the Company estimates that it will make capital expenditures for environmental matters of approximately $3 million in 2000. Capital expenditures are estimated to total approximately $93 million in the aggregate for the years 2001 through 2007. These expenditures primarily relate to compliance with air regulations and, to a lesser extent, control of water discharges.

     Since 1988, TGP has been engaged in an internal project to identify and deal with the presence of PCBs and other substances of concern, including substances on the EPA List of Hazardous Substances, at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While conducting this project, TGP has been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, to ensure that its efforts meet regulatory requirements.

     In May 1995, following negotiations with its customers, TGP filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that established a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. The Environmental Stipulation was effective July 1, 1995, and as of December 31, 1999, all amounts have been collected thereunder. Refunds may be required to the extent actual eligible expenditures are less than amounts collected.

     TGP has been designated, has received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 3 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. As of December 31, 1999, the Company has estimated its share of the remediation costs at these sites to be between $1 million and $2 million and has provided reserves that it believes are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     Management is not aware of other commitments or contingent liabilities which could have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

7. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     El Paso maintains a pension plan to provide benefits determined by a cash balance formula covering substantially all of its employees, including employees of the Company. Also, El Paso maintains a defined contribution plan covering its employees, including employees of the Company. El Paso matches 75 percent of participant basic contributions of up to 6 percent, with the matching contribution being made in El Paso stock. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates. See
Note 10 for a summary of transactions with affiliates.

  Other Postretirement Benefits

     Following the acquisition of EPTPC by El Paso in 1996, TGP retained responsibility for certain postretirement medical and life insurance benefits for its former employees and employees who were eligible to retire on December 31, 1996, and did so by July 1, 1997. Medical benefits for this closed group of retirees are subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. TGP has reserved the right to change these benefits. Employees who retired after July 1, 1997, will continue to receive limited postretirement life insurance benefits. Medical benefits are prefunded to the extent such costs are recoverable through rates. Effective February 1, 1992, TGP began recovering through its rates the other postretirement benefits ("OPEB") costs included in the June 1993 rate case settlement. To the extent actual OPEB costs differ from the amounts funded, a regulatory asset or liability is recorded.

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, the components of net periodic benefit cost, and the assumptions used in determining other postretirement benefits as of and for the twelve month periods ended September 30:

                                                              POSTRETIREMENT
                                                                 BENEFITS
                                                              --------------
                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $ 34     $ 40
  Interest cost.............................................     2        2
  Participant contributions.................................     1        1
  Plan amendment............................................    --       (1)
  Actuarial gain............................................    --       (5)
  Benefits paid.............................................    (8)      (3)
                                                              ----     ----
  Benefit obligation at end of period.......................  $ 29     $ 34
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at beginning of period..........  $  8     $  7
  Employer contributions....................................     5        4
  Participant contributions.................................     1       --
  Benefits paid.............................................    (8)      (3)
                                                              ----     ----
  Fair value of plan assets at end of period................  $  6     $  8
                                                              ====     ====
Reconciliation of funded status
  Funded status at end of period............................  $(23)    $(26)
  Fourth quarter contributions..............................     1        1
  Unrecognized net actuarial gain...........................    (2)      (2)
  Unrecognized prior service cost...........................    (1)      (1)
                                                              ----     ----
  Net accrued benefit cost at December 31,..................  $(25)    $(28)
                                                              ====     ====

     As of December 31, 1999, and 1998, the current liability portion of the postretirement benefits was $2 million and $2 million, respectively. Benefit obligations are based upon certain actuarial estimates as described below.

     Net periodic benefit cost for the plans consisted of interest costs of $2 million, $2 million, and $3 million for the years ended December 31, 1999, 1998, and 1997, respectively.

                                                              POSTRETIREMENT
                                                                 BENEFITS
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
Weighted average assumptions
  Discount rate.............................................  7.50%    6.75%
  Expected return on plan assets............................  7.50%    7.50%

     Actuarial estimates for the Company's postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10 percent through 2000, gradually decreasing to 6 percent by the year 2008. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. A one-percentage point increase or decrease in assumed health care cost trends would have effected the aggregate of service and interest cost and the accumulated postretirement benefit obligation by an amount less than $.5 million for 1999 and 1998.

8. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                              1999     1998    1997
                                                              ----     ----    ----
                                                                  (IN MILLIONS)
Interest payments...........................................  $135     $178    $146
Income tax payments (refunds)...............................     2      (84)    (75)

9. INVESTMENT IN AFFILIATED COMPANIES (UNAUDITED)

     The Company holds investments in various affiliates which are accounted for on the equity method of accounting. The Company's principal equity method investees are its 50 percent ownership in Bear Creek and its 19 percent ownership in Portland.

     Summarized financial information of the Company's proportionate share of 50 percent or less owned companies and majority owned unconsolidated subsidiaries accounted for by the equity method of accounting is as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Operating results data:
  Revenues and other income.................................  $23     $21     $19
  Costs and expenses........................................   14       9       7
  Income from continuing operations.........................    9      12      12
  Net income................................................    9      12      12

                                                               DECEMBER 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
Financial position data:
  Current assets............................................  $ 26     $  9
  Non-current assets........................................   155      144
  Short-term debt...........................................     1        3
  Other current liabilities.................................     3        7
  Long-term debt............................................    49       67
  Other non-current liabilities.............................     5        2
  Equity in net assets......................................   123       74

     During 1999, El Paso formed Sabine River Investors, L.L.C., a wholly owned limited liability company, and other separate legal entities, for the purpose of generating funds for El Paso to invest in capital projects and other assets. The proceeds are collateralized by certain assets of El Paso, including 100 percent of the Company's investment in Bear Creek. At December 31, 1999, the Company's investment in Bear Creek was $89 million.

10. TRANSACTIONS WITH AFFILIATES

     El Paso allocated certain general and administrative expenses to the Company. The allocation is based on the estimated level of effort devoted to the Company's operations and relative size based on revenues, gross property and payroll. In 1997, the Company performed most of its own administrative functions, and therefore, allocated general and administrative expenses were lower.

     In addition, the Company enters into transactions with other El Paso subsidiaries and unconsolidated affiliates in the ordinary course of its business to transport, sell and purchase natural gas. Services provided by these affiliates for the benefit of the Company are based on the same terms as nonaffiliates.

     The following table shows revenues and charges from TGP's affiliates:

                                                              1999   1998   1997
                                                              ----   ----   ----
Revenues from affiliates....................................  $ 37   $ 34   $27
Charges from affiliates.....................................   150    128    40

11. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              OPERATING    OPERATING     NET
                          QUARTER                             REVENUES      INCOME      INCOME
                          -------                             ---------    ---------    ------
                                                                       (IN MILLIONS)
1999 1st....................................................    $187         $ 92        $ 50
      2nd...................................................     175          104          58
      3rd...................................................     164           68          33
      4th...................................................     178           66          33
                                                                ----         ----        ----
                                                                $704         $330        $174
                                                                ====         ====        ====
1998 1st....................................................    $193         $ 80        $ 46
      2nd...................................................     164           55          31
      3rd...................................................     165           59          46
      4th...................................................     177           92          86
                                                                ----         ----        ----
                                                                $699         $286        $209
                                                                ====         ====        ====

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Tennessee Gas Pipeline Company:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14.(a) 1. present fairly, in all material respects, the consolidated financial position of Tennessee Gas Pipeline Company as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Houston, Texas
February 16, 2000

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

      1. Financial statements.

     The following consolidated and combined financial statements of the Company are included in Part II, Item 8 of this report:

                                                                PAGE
                                                                ----
     Consolidated Statements of Income......................      9
     Consolidated Balance Sheets............................     10
     Consolidated Statements of Cash Flows..................     11
     Consolidated Statements of Stockholder's Equity........     12
     Notes to Consolidated Financial Statements.............     13
     Report of Independent Accountants......................     27

 2. Financial statement schedules and supplementary information required to be submitted.

     Financial statement schedules have been omitted as not being applicable or because the subject matter is either not present or is not present in amounts sufficient to require submission of the schedule, in accordance with the instructions contained in Regulation S-X, or the required information is included in the financial statements or notes thereto.

 3. Exhibit list............................................     29

     (B) REPORTS ON FORM 8-K:

     None.

                         TENNESSEE GAS PIPELINE COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 1999

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
      3.A      -- Restated Certificate of Incorporation dated May 11, 1999
                  (Exhibit 3.A to TGP's Form 10-Q, filed August 12, 1999,
                  File No. 1-4101); Certificate of Ownership and Merger
                  dated as of April 12, 1996; Certificate of Amendment of
                  Certificate of Incorporation dated October 8, 1996
                  (Exhibit 3.2 to TGP's Form 10-K for 1997, File No.
                  1-4101).
      3.A.1    -- Certificate of Ownership and Merger dated as of March 27,
                  1998 (Exhibit 3.A.1 to TGP's 1998 Form 10-K).
      3.B      -- By-laws of TGP, as amended March 1, 1998 (Exhibit 3.B to
                  TGP's Form 10-Q filed May 15, 1998, File No. 1-4101).
      4.A      -- Indenture dated as of March 4, 1997, between TGP and the
                  Chase Manhattan Bank (Exhibit 4.1 to EPTPC's Form 10-K
                  for 1997, File No. 1-9864 (the "EPTPC 1997 Form 10-K"));
                  First Supplemental Indenture dated as of March 13, 1997,
                  between TGP and The Chase Manhattan Bank (Exhibit 4.2 to
                  the EPTPC 1997 Form 10-K")); Second Supplemental
                  Indenture dated as of March 13, 1997, between TGP and The
                  Chase Manhattan Bank (Exhibit 4.3 to the EPTPC 1997 Form
                  10-K); Third Supplemental Indenture dated as of March 13,
                  1997, between TGP and The Chase Manhattan Bank (Exhibit
                  4.4 to the EPTPC 1997 Form 10-K); Fourth Supplemental
                  Indenture dated as of October 9, 1998, between TGP and
                  The Chase Manhattan Bank (Exhibit 4.2 to TGP's Form 8-K
                  filed October 9, 1998, File No. 1-4101).
     10.A      -- $1,250,000,000 364-Day Revolving Credit and Competitive
                  Advance Facility Agreement dated as of August 16, 1999,
                  by and among El Paso, EPNG, TGP, the several banks and
                  other financial institutions from time to time parties to
                  the Agreement, The Chase Manhattan Bank, as
                  administrative agent and as Competitive Advance Facility
                  Advance Agent for the Lenders thereunder, Citibank N.A.
                  and ABN Amro Bank, N.V. as co-documentation agents for
                  the Lenders and Bank of America, N.A. as syndication
                  agent for the Lenders. (Exhibit 10.A to TGP's Form 10-Q
                  filed November 15, 1999, File No. 1-4101).
     10.B      -- $750 million 5-Year Revolving Credit and Competitive
                  Advance Facility Agreement dated as of October 29, 1997,
                  by and among EPNG, TGP, The Chase Manhattan Bank,
                  Citibank, N.A., Morgan Guaranty Trust Company of New
                  York, and certain other banks (Exhibit 10.D to El Paso's
                  Form 10-Q filed November 12, 1998, File No. 1-4101 (the
                  "El Paso 1998 Third Quarter 10-Q")); First Amendment to
                  the $750 million 5-Year Revolving Credit and Competitive
                  Advance Facility dated as of October 9, 1998, by and
                  among EPNG, TGP, The Chase Manhattan Bank, Citibank,
                  N.A., Morgan Guaranty Trust Company of New York, and
                  certain other banks (Exhibit 10.E to the El Paso 1998
                  Third Quarter 10-Q).
     21        -- Omitted pursuant to the reduced disclosure format
                  permitted by General Instruction I to Form 10-K.
    *23        -- Consent of Independent Accountants.
    *27        -- Financial Data Schedule.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Tennessee Gas Pipeline Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March 2000.

                                            TENNESSEE GAS PIPELINE COMPANY
                                                       Registrant

                                            By: /s/ JOHN W. SOMERHALDER II
                                              ----------------------------------
                                                    John W. Somerhalder II
                                                    Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Tennessee Gas Pipeline Company and in the capacities and on the dates indicated:

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----
             /s/ JOHN W. SOMERHALDER II                  Chairman of the Board and         March 10, 2000
-----------------------------------------------------      Director
              (John W. Somerhalder II)

               /s/ STEPHEN C. BEASLEY                    President and Director            March 10, 2000
-----------------------------------------------------
                (Stephen C. Beasley)

                 /s/ H. BRENT AUSTIN                     Executive Vice President,         March 10, 2000
-----------------------------------------------------      Chief Financial Officer and
                  (H. Brent Austin)                        Director

                /s/ JEFFREY I. BEASON                    Senior Vice President and         March 10, 2000
-----------------------------------------------------      Controller (Chief Accounting
                 (Jeffrey I. Beason)                       Officer)

                               INDEX TO EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk, all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
      3.A      -- Restated Certificate of Incorporation dated May 11, 1999
                  (Exhibit 3.A to TGP's Form 10-Q, filed August 12, 1999,
                  File No. 1-4101); Certificate of Ownership and Merger
                  dated as of April 12, 1996; Certificate of Amendment of
                  Certificate of Incorporation dated October 8, 1996
                  (Exhibit 3.2 to TGP's Form 10-K for 1997, File No.
                  1-4101).
      3.A.1    -- Certificate of Ownership and Merger dated as of March 27,
                  1998 (Exhibit 3.A.1 to TGP's 1998 Form 10-K).
      3.B      -- By-laws of TGP, as amended March 1, 1998 (Exhibit 3.B to
                  TGP's Form 10-Q filed May 15, 1998, File No. 1-4101).
      4.A      -- Indenture dated as of March 4, 1997, between TGP and the
                  Chase Manhattan Bank (Exhibit 4.1 to EPTPC's Form 10-K
                  for 1997, File No. 1-9864 (the "EPTPC 1997 Form 10-K"));
                  First Supplemental Indenture dated as of March 13, 1997,
                  between TGP and The Chase Manhattan Bank (Exhibit 4.2 to
                  the EPTPC 1997 Form 10-K); Second Supplemental Indenture
                  dated as of March 13, 1997, between TGP and The Chase
                  Manhattan Bank (Exhibit 4.3 to the EPTPC 1997 Form 10-K);
                  Third Supplemental Indenture dated as of March 13, 1997,
                  between TGP and The Chase Manhattan Bank (Exhibit 4.4 to
                  the EPTPC 1997 Form 10-K); Fourth Supplemental Indenture
                  dated as of October 9, 1998, between TGP and The Chase
                  Manhattan Bank (Exhibit 4.2 to TGP's Form 8-K filed
                  October 9, 1998, File No. 1-4101).
     10.A      -- $1,250,000,000 364-Day Revolving Credit and Competitive
                  Advance Facility Agreement dated as of August 16, 1999,
                  by and among El Paso, EPNG, TGP, the several banks and
                  other financial institutions from time to time parties to
                  the Agreement, The Chase Manhattan Bank, as
                  administrative agent and as Competitive Advance Facility
                  Advance Agent for the Lenders thereunder, Citibank N.A.
                  and ABN Amro Bank, N.V. as co-documentation agents for
                  the Lenders and Bank of America, N.A. as syndication
                  agent for the Lenders. (Exhibit 10.A to TGP's Form 10-Q
                  filed November 15, 1999, File No. 1-4101).
     10.B      -- $750 million 5-Year Revolving Credit and Competitive
                  Advance Facility Agreement dated as of October 29, 1997,
                  by and among EPNG, TGP, The Chase Manhattan Bank,
                  Citibank, N.A., Morgan Guaranty Trust Company of New
                  York, and certain other banks (Exhibit 10.D to El Paso's
                  Form 10-Q filed November 12, 1998, File No. 1-4101 (the
                  "El Paso 1998 Third Quarter 10-Q")); First Amendment to
                  the $750 million 5-Year Revolving Credit and Competitive
                  Advance Facility dated as of October 9, 1998, by and
                  among EPNG, TGP, The Chase Manhattan Bank, Citibank,
                  N.A., Morgan Guaranty Trust Company of New York, and
                  certain other banks (Exhibit 10.E to the El Paso 1998
                  Third Quarter 10-Q).
     21        -- Omitted pursuant to the reduced disclosure format
                  permitted by General Instruction I to Form 10-K.
    *23        -- Consent of Independent Accountants.
    *27        -- Financial Data Schedule.