Form 10-Q
period 2000-03-31
TENNESSEE GAS PIPELINE CO
filed 2000-05-11
CIK 97142

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Common Stock, par value $5 per share. Shares outstanding on May 10, 2000:
208

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2000      1999
                                                              ----      ----
Operating revenues..........................................  $186      $187
                                                              ----      ----
Operating expenses
  Operation and maintenance.................................    53        49
  Depreciation, depletion, and amortization.................    35        34
  Taxes, other than income taxes............................    12        12
                                                              ----      ----
                                                               100        95
                                                              ----      ----
Operating income............................................    86        92
Other income, net...........................................     6         9
                                                              ----      ----
Income before interest and income taxes.....................    92       101
                                                              ----      ----
Non-affiliated interest and debt expense....................    34        33
Affiliated interest income, net.............................   (11)       (8)
Income tax expense..........................................    23        26
                                                              ----      ----
                                                                46        51
                                                              ----      ----
Net income..................................................  $ 46      $ 50
                                                              ====      ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $    3        $    4
  Accounts and notes receivable, net........................      312           624
  Materials and supplies....................................       17            17
  Deferred income tax benefit...............................       47            44
  Other.....................................................       14            18
                                                               ------        ------
          Total current assets..............................      393           707
Property, plant, and equipment, net.........................    4,477         4,488
Other.......................................................      224           226
                                                               ------        ------
          Total assets......................................   $5,094        $5,421
                                                               ======        ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable..........................................   $  200        $  216
  Short-term borrowings (including current maturities of
     long-term debt)........................................      223           650
  Taxes payable.............................................      126           105
  Other.....................................................      100            85
                                                               ------        ------
          Total current liabilities.........................      649         1,056
Long-term debt, less current maturities.....................    1,354         1,353
Deferred income taxes.......................................    1,178         1,175
Other.......................................................      305           275

Commitments and contingencies

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................       --            --
  Additional paid-in capital................................    1,388         1,388
  Retained earnings.........................................      220           174
                                                               ------        ------
          Total stockholder's equity........................    1,608         1,562
                                                               ------        ------
          Total liabilities and stockholder's equity........   $5,094        $5,421
                                                               ======        ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               FIRST QUARTER
                                                                   ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                              2000       1999
                                                              -----      -----
Cash flows from operating activities
  Net income................................................  $  46      $  50
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     35         34
     Deferred income taxes..................................     --         15
     Other..................................................     (4)        (2)
  Working capital changes, net of non-cash transactions.....    (18)       (10)
  Other.....................................................     33         (5)
                                                              -----      -----
          Net cash provided by operating activities.........     92         82
                                                              -----      -----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............    (20)       (17)
  Net change in other affiliated advances receivable........    356       (320)
  Other.....................................................     (2)        (3)
                                                              -----      -----
          Net cash provided by (used in) investing
           activities.......................................    334       (340)
                                                              -----      -----
Cash flows from financing activities
  Net borrowings (repayments) from commercial paper.........   (427)       334
  Net change in other affiliated advances payable...........     --        (76)
                                                              -----      -----
          Net cash provided by (used in) financing
           activities.......................................   (427)       258
                                                              -----      -----
Decrease in cash and cash equivalents.......................     (1)        --
Cash and cash equivalents
          Beginning of period...............................      4          5
                                                              -----      -----
          End of period.....................................  $   3      $   5
                                                              =====      =====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at March 31, 2000, and for the quarters ended March 31, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In our opinion, all material adjustments, all of which are of a normal, recurring nature, have been made to fairly present our results of operations. Information for any interim period may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on reported net income or stockholder's equity.

2. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at March 31, 2000 and December 31, 1999:

                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,502   $2,479
Less accumulated depreciation and depletion.................     334      304
                                                              ------   ------
                                                               2,168    2,175
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,309    2,313
                                                              ------   ------
          Total property, plant, and equipment, net.........  $4,477   $4,488
                                                              ======   ======

3. DEBT AND OTHER CREDIT FACILITIES

     At March 31, 2000, our weighted average interest rate on short-term borrowings was 6.3%, and at December 31, 1999, it was 6.6%. We had the following short-term borrowings, including current maturities of long-term debt, at March 31, 2000 and December 31, 1999:

                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Commercial paper............................................  $222    $649
Current maturities of long-term debt........................     1       1
                                                              ----    ----
                                                              $223    $650
                                                              ====    ====

4. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     In April 1997, the Federal Energy Regulatory Commission (FERC) approved the settlement of all issues related to the recovery of our Gas Supply Realignment
(GSR) and other transition costs and related proceedings. Under the terms of this agreement, we are entitled to collect up to $770 million from our customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. The demand portion has been fully collected. As of March 31, 2000, $48 million of the interruptible transportation portion had been collected. There is no time limit for collection of the interruptible transportation surcharge. The terms of this agreement also provide for a rate case moratorium through

November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for some of our customers. In March 2000, we provided a report to our firm and interruptible customers detailing our GSR costs and collections through December 31, 1999. At December 31, 1999, we were over-collected from our firm customers by approximately $30 million. We will be required to refund amounts collected in excess of each firm customer's share of the final transition costs based on the final GSR reconciliation report, which will be filed in March 2001. We do not expect future refunds to have a material adverse effect on our financial position, results of operations, or cash flows.

     In December 1996, we filed for a general rate increase with FERC. In October 1998, FERC approved our settlement resolving that proceeding. The settlement included a structural rate design change that resulted in a larger portion of our transportation revenues being dependent upon throughput. One of our competitors filed a petition for review of the settlement with the Court of Appeals, which remanded the case to FERC to respond to the competitor's argument that our cost allocation methodology deterred the development of market centers. Comments were filed with FERC in January 1999. This matter is still pending before FERC.

     We have contracts covering a portion of our firm transportation capacity which have various terms of maturity. As of March 31, 2000, 20 percent of our firm transportation capacity contracts will expire by November 2000. We have aggressively pursued renegotiating and renewing these expiring contracts, and selling our excess capacity under firm transportation arrangements, and have made progress in our efforts. However, it is uncertain if future contracts will be on terms as favorable to us as those that exist currently. Also, new and renewed contracts can be disputed by customers and other groups, and there is no certainty that regulators or other jurisdictional bodies will not intercede in the re-contracting process and alter the ultimate outcome of our efforts.

     As an interstate pipeline, we are subject to FERC audits of our books and records. Also, from time to time, the FERC audit staff requests supporting documentation from us as evidence of our compliance.

     As our rate and regulatory matters are fully and unconditionally resolved, we may either recognize an additional refund obligation, a non-cash write-down of a previously established asset, or a non-cash benefit to finalize previously estimated liabilities. While we cannot predict with certainty the final outcome or timing of the final resolution of our rates and regulatory matters, the outcome of our current re-contracting efforts, or the outcome of ongoing industry trends and initiatives, we believe that the ultimate resolution of these pending rate and regulatory matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

  Legal Proceedings

     In February 1998, the United States and the State of Texas filed in a U.S. District Court a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against fourteen companies, including certain of our affiliated companies and us, relating to the Sikes Disposal Pits Superfund Site located in Harris County, Texas. The suit claims that the United States and the State of Texas have spent over $125 million in remediating Sikes, and seeks to recover that amount plus interest from the defendants to the suit. Although an investigation relating to Sikes is in the preliminary stages, we believe that the amount of material, if any, disposed at Sikes by our former affiliates was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring.

     TGP is a party in proceedings involving federal and state authorities regarding the past use of a lubricant containing polychlorinated biphenyls
(PCBs) in its starting air systems. TGP has executed a consent order with the EPA governing the remediation of some compressor stations and is working with the EPA and the relevant states regarding those remediation activities. TGP is also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations.

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that TGP discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, sought an order to remediate or remove PCBs, and sought a civil penalty. TGP entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits from the agency for its Kentucky compressor stations, and continues to work to resolve the remaining issues. The relevant Kentucky compressor stations are scheduled to be characterized and remediated under the consent order with the EPA.

     TGP is a named defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Indian lands, which deprived the U.S. Government of royalties. We have also been named as a defendant in a similar class action suit, Quinque Operating Company v. Gas Pipelines. This complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint. We believe both complaints are without merit.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, results of operations, or cash flows.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2000, we had reserved $106 million for expected environmental costs.

     In addition, we expect to make capital expenditures of approximately $3 million in 2000 and a total of $86 million for the years 2001 through 2007 for environmental matters primarily relating to compliance with air regulations and control of water discharges. Some of our subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a potentially responsible party (PRP) with respect to 3 sites under CERCLA.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations, and claims for damages to property, employees, other persons and the environment resulting from our current or discontinued operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate.

5. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, to establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires us to classify derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, we may specifically designate a derivative as a hedge of:

     - the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,

     - the exposure to variable cash flows of a forecasted transaction, or

     - the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Statement of Financial Accounting Standards No. 137 amended the standard in June 1999. The amendment defers the effective date to fiscal years beginning after June 15, 2000. We are currently evaluating the effects of this pronouncement.

6. SUBSEQUENT EVENTS

     In May 2000, we formed Clydesdale Associates, L.P., a limited partnership, and several other separate legal entities, for the purpose of generating funds for El Paso Energy Corporation to invest in capital projects and other assets. Certain assets of El Paso Energy, including proceeds we receive from renting our office building in Houston, Texas, collateralize the proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the interim financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

                                                               FIRST QUARTER
                                                                   ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS,
                                                               EXCEPT VOLUME
                                                                  AMOUNTS)
Operating revenues..........................................  $  186    $  187
Operating expenses..........................................    (100)      (95)
Other, net..................................................       6         9
                                                              ------    ------
  EBIT......................................................  $   92    $  101
                                                              ======    ======
Throughput volumes (BBtu/d)(1)..............................   4,839     4,836
                                                              ======    ======

---------------

(1) BBtu/d means billion British thermal units per day.

     Operating revenues for the quarter ended March 31, 2000, were $1 million lower than 1999. The decrease was due to the favorable resolution of a regulatory issue during the first quarter of 1999, partially offset by an increase in interruptible transportation rates in 2000.

     Operating expenses for the quarter ended March 31, 2000, were $5 million higher than 1999. The increase was due to the favorable resolution of regulatory issues during 1999, partially offset by lower shared services allocations and lower fuel costs.

     Other income for the quarter ended March 31, 2000, was $3 million lower than 1999. The decrease was due to the favorable settlement of a regulatory issue in 1999.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter ended March 31, 2000, was $3 million higher than 1999 due to higher average interest rates on net advances with El Paso in 2000.

INCOME TAX EXPENSE

     Our income tax expense for the quarters ended March 31, 2000 and 1999, was $23 million and $26 million, respectively, resulting in an effective tax rate of 33 percent and 34 percent, respectively. The effective tax rates are lower than the statutory rate of 35 percent due to state income taxes.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     We have made statements in this document that constitute forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations. These statements may relate to information or assumptions about:

     - capital and other expenditures;

     - dividends;

     - financing plans;

     - capital structure;

     - cash flow;

     - pending legal proceedings and claims, including environmental matters;

     - future economic performance;

     - operating income;

     - cost savings;

     - management's plans; and

     - goals and objectives for future operations.

     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

     - the increasing competition within our industry;

     - the timing and extent of changes in commodity prices for natural gas and power;

     - the uncertainties associated with customer contract expirations on our pipeline systems;

     - the potential contingent liabilities and tax liabilities related to our acquisitions; and

     - the conditions of equity and other capital markets.

     These risk factors are more fully described in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in market risk from those reported in our Annual Report on Form 10-K for the year ended December 31, 1999.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 4, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER
        -------                                  DESCRIPTION
          27             -- Financial Data Schedule

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

                                            TENNESSEE GAS PIPELINE COMPANY

Date: May 11, 2000                                 /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: May 11, 2000                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER
        -------                                  DESCRIPTION
          27             -- Financial Data Schedule