Form 10-Q
period 2000-06-30
TENNESSEE GAS PIPELINE CO
filed 2000-08-10
CIK 97142

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Common Stock, par value $5 per share. Shares outstanding on August 7, 2000:
208

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                             QUARTER            SIX MONTHS
                                                          ENDED JUNE 30,      ENDED JUNE 30,
                                                          --------------      --------------
                                                          2000      1999      2000      1999
                                                          ----      ----      ----      ----
Operating revenues......................................  $174      $175      $360      $362
                                                          ----      ----      ----      ----
Operating expenses
  Operation and maintenance.............................    50        25       103        74
  Depreciation, depletion, and amortization.............    34        34        69        68
  Taxes, other than income taxes........................    11        12        23        24
                                                          ----      ----      ----      ----
                                                            95        71       195       166
                                                          ----      ----      ----      ----
Operating income........................................    79       104       165       196
Other income
  Equity investment earnings............................     2         2         6         5
  Other, net............................................     3         1         5         7
                                                          ----      ----      ----      ----
                                                             5         3        11        12
                                                          ----      ----      ----      ----
Income before interest and income taxes.................    84       107       176       208
                                                          ----      ----      ----      ----
Non-affiliated interest and debt expense................    27        31        61        64
Affiliated interest income, net.........................    (3)       (8)      (14)      (16)
Income tax expense......................................    20        26        43        52
                                                          ----      ----      ----      ----
                                                            44        49        90       100
                                                          ----      ----      ----      ----
Net income..............................................  $ 40      $ 58      $ 86      $108
                                                          ====      ====      ====      ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                       ASSETS
Current assets
  Cash and cash equivalents.................................   $    4       $    4
  Accounts and notes receivable, net........................      253          624
  Materials and supplies....................................       18           17
  Deferred income tax benefit...............................       49           44
  Other.....................................................       11           18
                                                               ------       ------
          Total current assets..............................      335          707
Property, plant, and equipment, net.........................    4,502        4,488
Other.......................................................      224          226
                                                               ------       ------
          Total assets......................................   $5,061       $5,421
                                                               ======       ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable..........................................   $  201       $  216
  Short-term borrowings (including current maturities of
     long-term debt)........................................      135          650
  Taxes payable.............................................      119          105
  Other.....................................................       93           85
                                                               ------       ------
          Total current liabilities.........................      548        1,056
Long-term debt, less current maturities.....................    1,354        1,353
Deferred income taxes.......................................    1,217        1,175
Other.......................................................      294          275

Commitments and contingencies

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................       --           --
  Additional paid-in capital................................    1,388        1,388
  Retained earnings.........................................      260          174
                                                               ------       ------
          Total stockholder's equity........................    1,648        1,562
                                                               ------       ------
          Total liabilities and stockholder's equity........   $5,061       $5,421
                                                               ======       ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ---------------
                                                              2000       1999
                                                              -----      ----
Cash flows from operating activities
  Net income................................................  $  86      $108
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     69        68
     Deferred income tax expense............................     36        16
     Other..................................................     (6)        1
  Working capital changes, net of non-cash transactions.....    (45)      (65)
  Other.....................................................     26         3
                                                              -----      ----
          Net cash provided by operating activities.........    166       131
                                                              -----      ----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............    (56)      (49)
  Additions to investments..................................     --        (7)
  Net change in other affiliated advances receivable........    442        --
  Other.....................................................     (3)       (3)
                                                              -----      ----
          Net cash provided by (used in) investing
           activities.......................................    383       (59)
                                                              -----      ----
Cash flows from financing activities
  Net repayments of commercial paper........................   (514)      (79)
  Net change in other affiliated advances payable...........    (35)        5
                                                              -----      ----
          Net cash used in financing activities.............   (549)      (74)
                                                              -----      ----
Decrease in cash and cash equivalents.......................     --        (2)
Cash and cash equivalents
          Beginning of period...............................      4         5
                                                              -----      ----
          End of period.....................................  $   4      $  3
                                                              =====      ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at June 30, 2000, and for the quarters and six months ended June 30, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements do not include all disclosures required by accounting principles generally accepted in the United States, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In our opinion, all material adjustments, all of which are of a normal, recurring nature, have been made to fairly present our results of operations. Information for any interim period may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

2. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at June 30, 2000 and December 31, 1999:

                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,531   $2,479
Less accumulated depreciation and depletion.................     331      304
                                                              ------   ------
                                                               2,200    2,175
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,302    2,313
                                                              ------   ------
Total property, plant, and equipment, net...................  $4,502   $4,488
                                                              ======   ======

3. DEBT AND OTHER CREDIT FACILITIES

     In August 2000, El Paso Energy replaced its $1,250 million and $750 million revolving credit facilities with a $2 billion 364-day renewable revolving credit and competitive advance facility and a $1 billion 3-year revolving credit and competitive advance facility. We are a designated borrower under these new facilities. Our interest rate for these facilities varies and would have been LIBOR plus 41 basis points as of June 30, 2000. The available credit under these facilities is expected to be used for El Paso Energy's general corporate purposes including, but not limited to, supporting our commercial paper programs.

     At June 30, 2000, our weighted average interest rate on short-term borrowings was 7.2%, and at December 31, 1999, it was 6.6%. We had the following short-term borrowings, including current maturities of long-term debt, at June 30, 2000 and December 31, 1999:

                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Commercial paper............................................  $135    $649
Current maturities of long-term debt........................    --       1
                                                              ----    ----
                                                              $135    $650
                                                              ====    ====

4. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     In April 1997, the Federal Energy Regulatory Commission (FERC) approved the settlement of all issues related to the recovery of our Gas Supply Realignment
(GSR) and other transition costs and related proceedings. Under the terms of this agreement, we are entitled to collect up to $770 million from our customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. The demand portion has been fully collected. As of June 30, 2000, $50 million of the interruptible transportation surcharge had been collected. There is no time limit for collection of the interruptible transportation surcharge. The terms of this agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for some of our customers. In March 2000, we provided a report to our firm and interruptible customers detailing our GSR costs and collections through December 31, 1999. At December 31, 1999, we were over-collected from our firm customers by approximately $30 million. We will be required to refund amounts collected in excess of each firm customer's share of the final transition costs based on the final GSR reconciliation report, which will be filed in March 2001. We do not expect future refunds to have a material adverse effect on our financial position, results of operations, or cash flows.

     In December 1996, we filed for a general rate increase with FERC. In October 1998, FERC approved our settlement resolving that proceeding. The settlement included a structural rate design change that resulted in a larger portion of our transportation revenues being dependent upon throughput. One of our competitors filed a petition for review of the settlement with the Court of Appeals, which remanded the case to FERC to respond to the competitor's argument that our cost allocation methodology deterred the development of market centers. Comments were filed with FERC in January 1999. In June 2000, the FERC issued an order setting the competitor's issues for hearing before an Administrative Law Judge (ALJ). The FERC directed the ALJ to develop a record on:

     - existing and potential market centers and whether our existing rate structure affected their development;

     - whether the location of our existing rate zone boundaries affected the development of market centers;

     - whether our systemwide allocation of cost of service inhibited market centers; and

     - if our rate design is changed, the opportunity to recover stranded costs.

     The FERC directed the ALJ to set a pre-hearing conference within twenty days of the order. In July 2000, we filed a joint motion with the FERC to postpone the pre-hearing conference to permit settlement discussions. The ALJ granted this postponement until no later than August 30, 2000.

     We have contracts covering a portion of our firm transportation capacity which have various terms of maturity. As of June 30, 2000, 20 percent of our firm transportation capacity contracts will expire by November 2000. We are aggressively pursuing the renegotiation and renewal of expiring contracts and the sale of excess capacity under firm transportation arrangements. However, it is uncertain if future contracts will be on terms as favorable to us as those that exist currently. Also, new and renewed contracts can be disputed by customers and other groups, and there is no certainty that regulators or other jurisdictional bodies will not intercede in the re-contracting process and alter the ultimate outcome of our efforts.

     As an interstate pipeline, we are subject to FERC audits of our books and records. Also, from time to time, the FERC audit staff requests supporting documentation from us as evidence of our compliance.

     As our rate and regulatory matters are fully and unconditionally resolved, we may either recognize additional refund obligations, non-cash write-downs of previously established assets, or non-cash benefits to finalize previously estimated liabilities. While we cannot predict with certainty the final outcome or timing of the final resolution of our rates and regulatory matters, the outcome of our current re-contracting efforts, or the outcome of ongoing industry trends and initiatives, we believe that the ultimate resolution of these pending rate and regulatory matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

  Legal Proceedings

     In February 1998, the United States and the State of Texas filed in a U.S. District Court a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against fourteen companies, including certain of our current and former affiliated companies and us, relating to the Sikes Disposal Pits Superfund Site located in Harris County, Texas. The suit claims that the United States and the State of Texas have spent over $125 million in remediating Sikes, and seeks to recover that amount plus interest from the defendants to the suit. Although an investigation relating to Sikes is in the preliminary stages, we believe that the amount of material, if any, disposed at Sikes by our former affiliates was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring.

     We are a party in proceedings involving federal and state authorities regarding the past use of a lubricant containing polychlorinated biphenyls
(PCBs) in our starting air systems. We have executed a consent order with the EPA governing the remediation of some compressor stations and are working with the EPA and the relevant states regarding those remediation activities. Also, we are working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations.

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that we discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs, and a civil penalty. We entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, have received water discharge permits from the agency for its Kentucky compressor stations, and continue to work to resolve the remaining issues. The relevant Kentucky compressor stations are scheduled to be characterized and remediated under the consent order with the EPA.

     We are a named defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. We have also been named as a defendant in a similar class action suit, Quinque Operating Company v. Gas Pipelines. This complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint. We believe both complaints are without merit.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2000, we had reserved $102 million for expected environmental costs.

     In addition, we expect to make capital expenditures of approximately $3 million in 2000 and a total of $80 million for the years 2001 through 2007 for environmental matters primarily relating to compliance with air regulations and control of water discharges. Some of our subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a potentially responsible party with respect to 4 active sites under CERCLA.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations, and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate.

5. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, to establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires us to classify derivatives as either assets or liabilities on the balance sheet, with a corresponding offset to income or other comprehensive income, and measure those instruments at fair value. If certain conditions are met, we may specifically designate a derivative as a hedge of:

     - the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;

     - the exposure to variable cash flows of a forecasted transaction; or

     - the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

     SFAS No. 137, Deferral of the Effective Date of SFAS 133, amended the standard in June 1999 to defer the effective date. Consequently, SFAS No. 133 will be effective for us January 1, 2001.

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. The amendment:

     - expands the normal purchases and sales exception;

     - redefines specific risks that can be designated as hedges;

     - allows recognition of foreign-currency-denominated assets and liabilities as hedged items; and

     - permits intercompany derivatives to be designated as hedging instruments for foreign currency risk if the hedge is offset by an unrelated third party on a net basis (netting risks is permitted only for foreign currency transactions).

We are currently evaluating the effects these pronouncements will have on our financial position, results of operations, or cash flows.

  Staff Accounting Bulletin No. 101

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 offers guidelines, examples, and explanations for uncertain matters relating to the recognition of revenue and will be effective for us in the fourth quarter of 2000. We do not believe the adoption of SAB No. 101 will have a material impact on our financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

                                                                         SIX MONTHS
                                                      QUARTER ENDED         ENDED
                                                        JUNE 30,          JUNE 30,
                                                     ---------------   ---------------
                                                      2000     1999     2000     1999
                                                     ------   ------   ------   ------
                                                        (IN MILLIONS, EXCEPT VOLUME
                                                                 AMOUNTS)
Operating revenues.................................  $  174   $  175   $  360   $  362
Operating expenses.................................     (95)     (71)    (195)    (166)
Other income.......................................       5        3       11       12
                                                     ------   ------   ------   ------
  EBIT.............................................  $   84   $  107   $  176   $  208
                                                     ======   ======   ======   ======
Throughput volumes (BBtu/d)(1).....................   4,027    4,335    4,453    4,585
                                                     ======   ======   ======   ======

---------------

(1) BBtu/d means billion British thermal units per day.

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

     Operating revenues for the quarter ended June 30, 2000, were $1 million lower than 1999. Lower revenues from the favorable resolution of a regulatory issue during the second quarter of 1999 were offset by higher revenues from contract settlements associated with El Paso Energy's sale of the East Tennessee Pipeline system, as well as an increase in revenues from transportation and other services.

     Operating expenses for the quarter ended June 30, 2000, were $24 million higher than 1999. The increase was due to the favorable resolution of our customer imbalance mechanism in 1999 partially offset by lower shared services allocations following El Paso Energy's merger with Sonat Inc.

SIX MONTHS ENDED 2000 COMPARED TO SIX MONTHS ENDED 1999

     Operating revenues for the six months ended June 30, 2000, were $2 million lower than 1999. The decrease was due to the favorable resolution of regulatory issues in 1999 and was partially offset by higher revenues from contract settlements associated with El Paso Energy's sale of the East Tennessee Pipeline system as well as increases in revenues from transportation and other services in 2000.

     Operating expenses for the six months ended June 30, 2000, were $29 million higher than 1999. The increase was due to the favorable resolution of our customer imbalance mechanism in 1999 partially offset by lower shared services allocations following El Paso Energy's merger with Sonat.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter and six months ended June 30, 2000, was $4 million and $3 million lower than the same periods of 1999 due to a decrease in average commercial paper borrowings and higher capitalized interest.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter and six months ended June 30, 2000, was $5 million and $2 million lower than for the same periods of 1999 due to decreased average advances to El Paso Energy in 2000.

INCOME TAX EXPENSE

     Income tax expense for the quarters ended June 30, 2000 and 1999, was $20 million and $26 million, resulting in an effective tax rate of 33% and 31%. Income tax expense for the six months ended June 30, 2000 and 1999, was $43 million and $52 million, resulting in an effective tax rate of 33% for each period. The effective tax rates were lower than the statutory rate of 35% due to state income tax benefits.

OTHER

     In May 2000, El Paso Energy formed Clydesdale Associates, L.P., a limited partnership, and several other separate legal entities, for the purpose of generating funds for El Paso Energy to invest in capital projects and other assets. Certain assets of El Paso Energy, including proceeds we receive from renting our office building in Houston, Texas, collateralize the funds generated by the structure.

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

                                            TENNESSEE GAS PIPELINE COMPANY

Date: August 9, 2000                               /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: August 9, 2000                              /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER
        -------                                  DESCRIPTION
          27             -- Financial Data Schedule