Form 10-Q
period 2000-09-30
TENNESSEE GAS PIPELINE CO
filed 2000-11-09
CIK 97142

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Common Stock, par value $5 per share. Shares outstanding on November 6, 2000: 208

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                             QUARTER           NINE MONTHS
                                                              ENDED               ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                          --------------      --------------
                                                          2000      1999      2000      1999
                                                          ----      ----      ----      ----
Operating revenues......................................  $158      $164      $518      $526
                                                          ----      ----      ----      ----
Operating expenses
  Operation and maintenance.............................    32        53       135       127
  Depreciation, depletion, and amortization.............    33        34       102       102
  Taxes, other than income taxes........................    11         9        34        33
                                                          ----      ----      ----      ----
                                                            76        96       271       262
                                                          ----      ----      ----      ----
Operating income........................................    82        68       247       264
                                                          ----      ----      ----      ----
Other income
  Equity investment earnings............................     2         1         8         6
  Other, net............................................     2         2         7         9
                                                          ----      ----      ----      ----
                                                             4         3        15        15
                                                          ----      ----      ----      ----
Income before interest and income taxes.................    86        71       262       279
                                                          ----      ----      ----      ----
Non-affiliated interest and debt expense................    28        26        89        90
Affiliated interest income, net.........................    (1)       (3)      (15)      (19)
Income tax expense......................................    19        15        62        67
                                                          ----      ----      ----      ----
                                                            46        38       136       138
                                                          ----      ----      ----      ----
Net income..............................................  $ 40      $ 33      $126      $141
                                                          ====      ====      ====      ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $    4          $    4
  Accounts and notes receivable, net........................        359             624
  Materials and supplies....................................         19              17
  Deferred income tax benefit...............................         36              44
  Other.....................................................         15              18
                                                                 ------          ------
          Total current assets..............................        433             707
Property, plant, and equipment, net.........................      4,496           4,488
Other.......................................................        223             226
                                                                 ------          ------
          Total assets......................................     $5,152          $5,421
                                                                 ======          ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts and notes payable................................     $  281          $  216
  Short-term borrowings (including current maturities of
     long-term debt)........................................        165             650
  Taxes payable.............................................        113             105
  Other.....................................................         91              85
                                                                 ------          ------
          Total current liabilities.........................        650           1,056
Long-term debt, less current maturities.....................      1,354           1,353
Deferred income taxes.......................................      1,171           1,175
Other.......................................................        288             275

Commitments and contingencies

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................         --              --
  Additional paid-in capital................................      1,389           1,388
  Retained earnings.........................................        300             174
                                                                 ------          ------
          Total stockholder's equity........................      1,689           1,562
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $5,152          $5,421
                                                                 ======          ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                              2000       1999
                                                              -----      ----
Cash flows from operating activities
  Net income................................................  $ 126      $141
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............    102       102
     Deferred income tax expense............................      6        20
     Other..................................................     (8)        1
  Working capital changes, net of non-cash transactions.....   (132)      (43)
  Other.....................................................     32         1
                                                              -----      ----
          Net cash provided by operating activities.........    126       222
                                                              -----      ----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............   (122)      (90)
  Additions to investments..................................     --       (12)
  Net change in other affiliated advances receivable........    447        --
  Other.....................................................     (9)       (8)
                                                              -----      ----
          Net cash provided by (used in) investing
           activities.......................................    316      (110)
                                                              -----      ----
Cash flows from financing activities
  Net repayments of commercial paper........................   (484)     (170)
  Net change in other affiliated advances payable...........     42        57
  Payments to retire long-term debt.........................     --        (1)
                                                              -----      ----
          Net cash used in financing activities.............   (442)     (114)
                                                              -----      ----
Decrease in cash and cash equivalents.......................     --        (2)
Cash and cash equivalents
          Beginning of period...............................      4         5
                                                              -----      ----
          End of period.....................................  $   4      $  3
                                                              =====      ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at September 30, 2000, and for the quarters and nine months ended September 30, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

2. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at September 30, 2000 and December 31, 1999:

                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,535   $2,479
Less accumulated depreciation...............................     336      304
                                                              ------   ------
                                                               2,199    2,175
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,297    2,313
                                                              ------   ------
Total property, plant, and equipment, net...................  $4,496   $4,488
                                                              ======   ======

3. DEBT AND OTHER CREDIT FACILITIES

     In August 2000, El Paso Energy replaced its $1,250 million 364-day renewable revolving credit and competitive advance facility with a $2 billion facility and its $750 million 3-year revolving credit and competitive advance facility with a $1 billion facility. We are a designated borrower under these new facilities. Our interest rate for these facilities varies and would have been LIBOR plus 41 basis points on September 30, 2000. The available credit under these facilities is expected to be used for El Paso Energy's general corporate purposes including, but not limited to, supporting our commercial paper programs.

     At September 30, 2000, our weighted average interest rate on short-term borrowings was 6.8%, and at December 31, 1999, it was 6.6%. We had the following short-term borrowings, including current maturities of long-term debt, at September 30, 2000 and December 31, 1999:

                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Commercial paper............................................  $165    $649
Current maturities of long-term debt........................    --       1
                                                              ----    ----
                                                              $165    $650
                                                              ====    ====

     In October 2000, El Paso Energy issued $300 million aggregate principal amount 8.05% medium-term notes due 2030. From the proceeds of this transaction, $165 million was transferred to us and we repaid our commercial paper borrowings.

4. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     In April 1997, the Federal Energy Regulatory Commission (FERC) approved the settlement of all issues related to the recovery of our Gas Supply Realignment
(GSR) and other transition costs and related proceedings. Under the agreement, we are entitled to collect up to $770 million from our customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. The demand portion has been fully collected. As of September 30, 2000, $51 million of the interruptible transportation surcharge had been collected. There is no time limit for collection of the interruptible transportation surcharge. This agreement also provides for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for some of our customers. In March 2000, we provided a report to our firm and interruptible customers detailing our GSR costs and collections through December 31, 1999. At December 31, 1999, we were over-collected from our firm customers by approximately $30 million. We will be required to refund amounts collected in excess of each firm customer's share of the final transition costs based on the final GSR reconciliation report, which will be filed in March 2001. We do not expect future refunds to have a material adverse effect on our financial position, results of operations, or cash flows.

     In December 1996, we filed for a general rate increase with FERC. In October 1998, FERC approved our settlement resolving that proceeding. The settlement included a rate design change that resulted in a larger portion of our transportation revenues being dependent on throughput. One of our competitors filed a petition for review of the settlement with the Court of Appeals, which remanded the case to FERC to respond to the competitor's argument that our cost allocation methodology deters the development of market centers. Comments were filed with FERC in January 1999. In June 2000, the FERC issued an order setting the competitor's issues for hearing before an Administrative Law Judge (ALJ). The FERC directed the ALJ to develop a record on:

     - existing and potential market centers and whether our existing rate structure affected their development;

     - whether the location of our existing rate zone boundaries affected the development of market centers;

     - whether our systemwide allocation of cost of service inhibited market centers; and

     - if our rate design is changed, the opportunity to recover stranded costs.

     On August 11, 2000, we and the competitor jointly filed a proposed settlement to resolve the competitor's issues. The settlement provided for a discount on the transportation rates for receipts at the interconnect shared by us and the competitor. On October 10, 2000, the ALJ convened a hearing on the issues raised by various comments filed on the proposed settlement. On October 17, 2000, the ALJ certified the settlement to the FERC for approval. We are currently awaiting an order from the FERC.

     We have contracts covering a portion of our firm transportation capacity which have various terms of maturity. Currently, approximately 70 percent of our capacity is subject to firm contracts, with an average term in excess of five years, that will expire after 2001. We are aggressively pursuing the renegotiation and renewal of expiring contracts and the sale of excess capacity under firm transportation arrangements. However, we are uncertain if future contracts will be on terms as favorable to us as those that currently exist. Also, new and renewed contracts can be disputed by customers and other groups, and there is no certainty that regulators or other jurisdictional bodies will not intercede in the re-contracting process and alter the ultimate outcome of our efforts.

     As an interstate pipeline, we are subject to FERC audits of our books and records. Also, from time to time, the FERC audit staff requests supporting documentation from us as evidence of our compliance.

     As changes in the regulatory and economic environment evolve and our pipeline continues to experience discounting of rates and unsubscribed capacity, we will continue to evaluate the application of regulatory accounting principles. Factors which could impact this assessment include an inability to recover cost increases under rate caps and rate case moratoriums, an inability to recover capitalized costs, including an adequate return on those costs through the ratemaking process, excess capacity or significant discounting of rates in the markets we serve, and the impacts of ongoing initiatives in, and deregulation of, the natural gas industry.

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

  Legal Proceedings

     In February 1998, the United States and the State of Texas filed in a U.S. District Court a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against fourteen companies, including some of our current and former affiliates, relating to the Sikes Disposal Pits Superfund Site located in Harris County, Texas. The suit claims that the United States and the State of Texas have spent over $125 million in remediating Sikes, and seeks to recover that amount plus interest from the defendants to the suit. The Environmental Protection Agency (EPA) has recently indicated that it may seek an additional amount up to $30 million plus interest in indirect costs from the defendants under a new cost allocation methodology. Defendants are challenging this allocation policy. Although an investigation relating to Sikes is ongoing, we believe that the amount of material, if any, disposed at Sikes by our former affiliates was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring.

     We are a party in proceedings involving federal and state authorities regarding the past use of a lubricant containing polychlorinated biphenyls
(PCBs) in its starting air systems. We have executed a consent order with the EPA governing the remediation of some compressor stations and is working with the EPA and the relevant states regarding those remediation activities. We are also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations.

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that we discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs, and a civil penalty. We entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, have received water discharge permits from the agency for its Kentucky compressor stations, and continue to work to resolve the remaining issues. The relevant Kentucky compressor stations are being characterized and remediated under the consent order with the EPA.

     We are a named defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. We have also been named defendants in a similar class action suit, Quinque Operating Company v. Gas Pipelines. This complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint. We believe both complaints are without merit.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2000, we had reserved $101 million for expected environmental costs.

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

5. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133, and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We will adopt SFAS No. 133 beginning January 1, 2001, and do not believe it will have a material impact on our financial position, results of operations, or cash flows.

  Revenue Recognition in Financial Statements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 offers guidelines, examples, and explanations for certain matters relating to the recognition of revenue and will be effective for us in the fourth quarter of 2000. We do not believe the adoption of SAB No. 101 will have a material impact on our financial position, results of operations, or cash flows.

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This standard has various effective dates, the earliest of which is for fiscal years ending after December 15, 2000. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this section updates, and should be read in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

                                                         QUARTER         NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                     ---------------   ---------------
                                                      2000     1999     2000     1999
                                                     ------   ------   ------   ------
                                                        (IN MILLIONS, EXCEPT VOLUME
                                                                 AMOUNTS)
Operating revenues.................................  $  158   $  164   $  518   $  526
Operating expenses.................................     (76)     (96)    (271)    (262)
Other income.......................................       4        3       15       15
                                                     ------   ------   ------   ------
  EBIT.............................................  $   86   $   71   $  262   $  279
                                                     ======   ======   ======   ======
Throughput volumes (BBtu/d)(1).....................   4,038    3,791    4,309    4,318
                                                     ======   ======   ======   ======

---------------

(1) BBtu/d means billion British thermal units per day.

  Third Quarter 2000 Compared to Third Quarter 1999

     Operating revenues for the quarter ended September 30, 2000, were $6 million lower than the same period of 1999 as a result of the impact of a customer settlement during the third quarter of 2000.

     Operating expenses for the quarter ended September 30, 2000, were $20 million lower than the same period of 1999. The decrease was due to cost efficiencies following El Paso Energy's merger with Sonat.

  Nine Months Ended 2000 Compared to Nine Months Ended 1999

     Operating revenues for the nine months ended September 30, 2000, were $8 million lower than the same period of 1999. A favorable resolution of regulatory issues in 1999 and the impact of a customer settlement in 2000 were partially offset by higher revenues from contract settlements associated with El Paso Energy's sale of the East Tennessee Pipeline system and an increase in revenues from transportation and other services in 2000.

     Operating expenses for the nine months ended September 30, 2000, were $9 million higher than the same period of 1999. A favorable resolution of our customer imbalance issues in 1999 was partially offset by cost efficiencies following El Paso Energy's merger with Sonat.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter ended September 30, 2000, was $2 million higher than the same period in 1999 due to higher average commercial paper borrowings during the third quarter of 2000.

     Non-affiliated interest and debt expense for the nine months ended September 30, 2000 was $1 million lower than the same period in 1999 due to higher capitalized interest partially offset by higher commercial paper borrowings.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter and nine months ended September 30, 2000 was $2 million and $4 million lower than for the same periods of 1999 due to decreased average advances to El Paso Energy in 2000.

INCOME TAX EXPENSE

     The effective income tax rates for the quarters ended September 30, 2000 and 1999, were 32% and 31%. The effective income tax rates for the nine months ended September 30, 2000 and 1999, were 33% and 32%. The effective tax rates were lower than the statutory rate of 35% due to state income tax benefits.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and should be read in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

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

        EXHIBIT
         NUMBER
        -------                                  DESCRIPTION
          10.A           -- $2,000,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated August 4, 2000, by and
                            among El Paso Energy Corporation, El Paso Natural Gas
                            Company, Tennessee Gas Pipeline Company, the several
                            banks and other financial institutions from time to time
                            parties to the Agreement, The Chase Manhattan Bank,
                            Citibank N.A. and ABN Amro Bank, N.V. as co-
                            documentation agents for the Lenders and Bank of America,
                            N.A. as syndication agent for the Lenders.
          10.B           -- $1,000,000,000 3-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated August 4, 2000, by and
                            among El Paso Energy Corporation, El Paso Natural Gas
                            Company, Tennessee Gas Pipeline Company, the several
                            banks and other financial institutions from time to time
                            parties to the Agreement, The Chase Manhattan Bank,
                            Citibank N.A. and ABN Amro Bank, N.V. as co-
                            documentation agents for the Lenders and Bank of America,
                            N.A. as syndication agent for the Lenders.
          27             -- Financial Data Schedule

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

                                            TENNESSEE GAS PIPELINE COMPANY

Date: November 9, 2000                             /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: November 9, 2000                            /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER
        -------                                  DESCRIPTION
          10.A           -- $2,000,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated August 4, 2000 among El
                            Paso Energy Corporation, El Paso Natural Gas Company,
                            Tennessee Gas Pipeline Company, the several banks and
                            other financial institutions from time to time parties to
                            the Agreement, The Chase Manhattan Bank, Citibank N.A.
                            and ABN Amro Bank, N.V. as co-documentation agents for
                            the Lenders and Bank of America, N.A. as syndication
                            agent for the Lenders.
          10.B           -- $1,000,000,000 3-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated August 4, 2000 among El
                            Paso Energy Corporation, El Paso Natural Gas Company,
                            Tennessee Gas Pipeline Company, the several banks and
                            other financial institutions from time to time parties to
                            the Agreement, The Chase Manhattan Bank, Citibank N.A.
                            and ABN Amro Bank, N.V. as co-documentation agents for
                            the Lenders and Bank of America, N.A. as syndication
                            agent for the Lenders.
          27             -- Financial Data Schedule