Form 10-K405
period 2000-12-31
TENNESSEE GAS PIPELINE CO
filed 2001-03-29
CIK 97142

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                 EL PASO BUILDING
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

     Common Stock, par value $5 per share. Shares outstanding on March 19, 2001:
208

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TENNESSEE GAS PIPELINE COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                                     PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................    3
Item  3.  Legal Proceedings...........................................    3
Item  4.  Submission of Matters to a Vote of Security Holders.........    *

                                    PART II
Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    3
Item  6.  Selected Financial Data.....................................    *
Item  7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    4
          Cautionary Statement for Purposes of the "Safe Harbor"
            Provisions of the Private Securities Litigation Reform Act
            of 1995...................................................    *
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................    5
Item  8.  Financial Statements and Supplementary Data.................    6
Item  9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   22

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    *
Item 11.  Executive Compensation......................................    *
Item 12.  Security Ownership of Management............................    *
Item 13.  Certain Relationships and Related Transactions..............    *

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   22
          Signatures..................................................   24

---------------

* We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

     Below is a list of terms that are common to our industry and used throughout this document:

/d      =    per day
BBtu    =    billion British thermal units
Bcf     =    billion cubic feet
MMcf    =    million cubic feet

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     Tennessee Gas Pipeline Company, a Delaware corporation, is a wholly owned subsidiary of El Paso Tennessee Pipeline Co., a direct subsidiary of El Paso Corporation. Our major business consists of the interstate transportation and storage of natural gas. We conduct our business activities through two natural gas transmission systems and a storage facility, each of which is discussed below.

     The TGP system. The Tennessee Gas Pipeline system consists of approximately 14,700 miles of pipeline with a design capacity of 5,970 MMcf/d. During 2000, we transported natural gas volumes averaging approximately 73 percent of our capacity. This multiple-line system begins in the natural gas-producing regions of Louisiana, including the Gulf of Mexico, and south Texas and extends to the northeast section of the U.S., including the New York City and Boston metropolitan areas. We also have an interconnect at the U.S.-Mexico border. Along its system, we have approximately 89 Bcf of underground working gas storage capacity.

     Portland Natural Gas Transmission. We own an approximate 19 percent interest in the Portland Natural Gas Transmission system. Portland consists of approximately 300 miles of interstate natural gas pipeline with a design capacity of 215 MMcf/d extending from the Canadian border near Pittsburg, New Hampshire to Dracut, Massachusetts. During 2000, Portland transported volumes averaging approximately 51 percent of its capacity.

     Bear Creek Storage. We own a 50 percent interest in Bear Creek Storage Company, which owns and operates an underground natural gas storage facility located in Louisiana. The facility has a capacity of 50 Bcf of base gas and 58 Bcf of working storage. Bear Creek's working storage capacity is committed equally to the TGP and Southern Natural Gas systems under long-term contracts.

                             REGULATORY ENVIRONMENT

     Our natural gas systems and storage operations are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs that establish rates, terms, and conditions under which each system provides services to its customers. Generally, FERC's authority extends to:

     - transportation of natural gas, rates, and charges;

     - certification and construction of new facilities;

     - extension or abandonment of services and facilities;

     - maintenance of accounts and records;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities;

     - initiation and discontinuation of services; and

     - various other matters.

     These operations have tariffs established through filings with FERC that have a variety of terms and conditions, each of which affects its operations and its ability to recover fees for the services it provides. By and large, changes to these fees or terms can only be implemented upon approval by FERC.

     Our interstate pipeline systems are also subject to the Natural Gas Pipeline Safety Act of 1968 that establishes pipeline and liquefied natural gas plant safety requirements, the National Environmental Policy Act, and other environmental legislation. Each of our systems has a continuing program of inspection designed to keep all of our facilities in compliance with pollution control and pipeline safety requirements. We believe that our systems are in substantial compliance with the applicable requirements.

     For a further discussion of significant rate and regulatory matters, see
Item 8, Financial Statements and Supplementary Data, Note 6.

                            MARKETS AND COMPETITION

     Our interstate systems face varying degrees of competition from alternative energy sources, such as electricity, hydroelectric power, coal, and fuel oil. Also, the potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation may benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, or it may hamper demand by allowing a more effective use of surplus electric capacity through increased wheeling as a result of open access.

     Our customers include natural gas producers, marketers and end-users, as well as other gas transmission and distribution companies, none of which individually represents more than 10 percent of the revenues on our system. Currently, over 70 percent of our capacity is subject to firm contracts expiring after 2001. These contracts have an average term in excess of five years. We continue to pursue future markets and customers for the capacity that is not committed beyond 2001 and expect this capacity will be placed under a combination of long-term and short-term contracts. However, there can be no assurance that we will be able to replace these contracts or that the terms of new contracts will be as favorable to us as the existing ones.

     In a number of key markets, we face competitive pressures from other major pipeline systems, which enable local distribution companies and end-users to choose a supplier or switch suppliers based on the short-term price of natural gas and the cost of transportation. Competition among pipelines is particularly intense in our supply areas, Louisiana and Texas. In some instances, we have had to discount our transportation rates in order to maintain market share. The renegotiation of our expiring contracts may be adversely affected by these competitive factors.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Item 8, Financial Statements and Supplementary Data, Note 6, which is incorporated by reference herein.

                                   EMPLOYEES

     As of March 19, 2001, we had approximately 1,600 full-time employees, none of which are subject to collective bargaining arrangements.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business, and is incorporated by reference herein.

     We are of the opinion that we have satisfactory title to the properties owned and used in our businesses, subject to the liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such properties in our businesses. We believe that our physical properties are adequate and suitable for the conduct of our business in the future.

ITEM 3. LEGAL PROCEEDINGS

     See Item 8, Financial Statements and Supplementary Data, Note 6, which is incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of our common stock, par value $5 per share, is owned by El Paso Tennessee and, accordingly, there is no public trading market for our securities.

     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. On December 31, 1998, we declared and paid a non-cash dividend to El Paso Tennessee of our investment in subsidiaries with a book value in the amount of $1,940 million in connection with the tax-free internal reorganization discussed in Item 8, Financial Statements and Supplementary Data, Note 1.

ITEM 6. SELECTED FINANCIAL DATA

     Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The notes to our consolidated financial statements contain information that is pertinent to the following analysis.

                             RESULTS OF OPERATIONS

     We evaluate performance based on earnings before interest expense and income taxes, excluding affiliated interest income (EBIT), since earnings on equity investments can be a significant component of our earnings. To the extent possible, results of operations have been reclassified to conform to current year presentation. Accordingly, operating results presented herein are on that basis.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                --------------
                                                                2000     1999
                                                                -----    -----
                                                                (IN MILLIONS)
Operating revenues..........................................    $ 748    $ 785
Operating expenses..........................................     (427)    (455)
Other income................................................       16       22
                                                                -----    -----
  EBIT......................................................    $ 337    $ 352
                                                                =====    =====
          Total throughput (BBtu/d).........................    4,375    4,265
                                                                =====    =====

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Operating revenues for the year ended December 31, 2000, were $37 million lower than the same period of 1999. The decrease was a result of the favorable resolution of regulatory issues and the sale of emission credits in 1999, resolutions of customer imbalance issues in 1999, and the impact of a customer settlement in 2000. The decrease was partially offset by higher revenues from contract settlements associated with El Paso's sale of the East Tennessee Pipeline system in 2000 and an increase in revenues from transportation and other services due to improved average throughput in 2000.

     Operating expenses for the year ended December 31, 2000, were $28 million lower than the same period of 1999 primarily due to cost efficiencies following El Paso's merger with Sonat Inc.

     Other income for the year ended December 31, 2000, was $6 million lower than the same period in 1999 primarily due to lower interest income and a gain on the sale of non-pipeline assets recorded in 1999.

INTEREST AND DEBT EXPENSE

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

  Affiliated Interest Income, net

     Affiliated interest income, net for the year ended December 31, 2000, was $4 million lower than 1999 due to decreased average advances to El Paso in 2000.

INCOME TAX EXPENSE

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     The effective income tax rate for the years ended December 31, 2000 and 1999, was 31% and 32%. The effective tax rates were lower than the statutory rate of 35% primarily due to state income tax benefits. See Item 8, Financial Statements and Supplementary Data, Note 2, for a reconciliation of the statutory rate to the effective rates.

COMMITMENTS AND CONTINGENCIES

     See Item 8, Financial Statements and Supplementary Data, Note 6, for a discussion of our commitments and contingencies, which is incorporated by reference herein.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is exposure to changing interest rates. The table below shows cash flows and weighted average interest rates of our interest bearing securities, by expected maturity date. As of December 31, 2000 and 1999, the carrying amounts of short-term borrowings are representative of fair values because of the short-term maturity of these instruments. The fair value of fixed rate long-term debt has been estimated based on quoted market prices for the same or similar issues.

                                                               DECEMBER 31, 2000                              DECEMBER 31, 1999
                                      -------------------------------------------------------------------   ---------------------
                                              EXPECTED FISCAL YEAR OF MATURITY OF CARRYING VALUE
                                      -------------------------------------------------------------------   CARRYING
                                      2001   2002   2003   2004   2005   THEREAFTER   TOTAL    FAIR VALUE   AMOUNTS    FAIR VALUE
                                      ----   ----   ----   ----   ----   ----------   ------   ----------   --------   ----------
                                                             (DOLLARS IN MILLIONS)
LIABILITIES:
Short-term debt -- variable rate....  $215                                            $  215     $  215      $  649      $  649
      Average interest rate.........   5.6%
Long-term debt, including current
  portion -- fixed rate.............                                       $1,354     $1,354     $1,322      $1,354      $1,284
      Average interest rate.........                                          7.5%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         TENNESSEE GAS PIPELINE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Operating revenues
  Transportation............................................   $664     $691     $689
  Other.....................................................     84       94       42
                                                               ----     ----     ----
                                                                748      785      731
                                                               ----     ----     ----
Operating expenses
  Operation and maintenance.................................    249      275      274
  Depreciation, depletion, and amortization.................    134      137      134
  Taxes, other than income taxes............................     44       43       37
                                                               ----     ----     ----
                                                                427      455      445
                                                               ----     ----     ----
Operating income............................................    321      330      286
                                                               ----     ----     ----
Other income
  Earnings from unconsolidated affiliates...................     11        9       12
  Other, net................................................      5       13       12
                                                               ----     ----     ----
                                                                 16       22       24
                                                               ----     ----     ----
Income before interest and income taxes.....................    337      352      310
                                                               ----     ----     ----
Non-affiliated interest and debt expense....................    120      120      102
Affiliated interest (income) expense, net...................    (20)     (24)      57
Income tax expense..........................................     74       82       39
                                                               ----     ----     ----
                                                                174      178      198
                                                               ----     ----     ----
Income before discontinued operations.......................    163      174      112
Discontinued operations, net of income taxes................     --       --       97
                                                               ----     ----     ----
Net income..................................................   $163     $174     $209
                                                               ====     ====     ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                    ASSETS
Current assets
  Cash and cash equivalents.................................  $    4    $    4
  Accounts and notes receivable, net of allowance of $4 in
     2000 and $3 in 1999
     Customer...............................................     210        92
     Unconsolidated affiliates..............................      60       459
     Other..................................................      98        73
  Materials and supplies....................................      19        17
  Deferred income taxes.....................................      12        44
  Other.....................................................      14        18
                                                              ------    ------
          Total current assets..............................     417       707
Property, plant, and equipment, net.........................   4,557     4,488
Investments in unconsolidated affiliates....................     135       123
Other.......................................................      95       113
                                                              ------    ------
          Total assets......................................  $5,204    $5,431
                                                              ======    ======

                     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts and notes payable
     Trade..................................................  $  198    $   88
     Unconsolidated affiliates..............................      18        19
     Other..................................................      47        74
  Short-term borrowings (including current maturities of
     long-term debt)........................................     215       650
  Taxes payable.............................................     124       105
  Other.....................................................      70       120
                                                              ------    ------
          Total current liabilities.........................     672     1,056
                                                              ------    ------
Long-term debt, less current maturities.....................   1,354     1,353
                                                              ------    ------
Deferred income taxes.......................................   1,144     1,175
                                                              ------    ------
Other.......................................................     292       285
                                                              ------    ------

Commitments and contingencies

Stockholder's equity:
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................      --        --
  Additional paid-in capital................................   1,405     1,388
  Retained earnings.........................................     337       174
                                                              ------    ------
          Total stockholder's equity........................   1,742     1,562
                                                              ------    ------
          Total liabilities and stockholder's equity........  $5,204    $5,431
                                                              ======    ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Cash flows from operating activities
Net income..................................................  $ 163    $ 174    $ 209
  Less income from discontinued operations, net of income
     taxes..................................................     --       --       97
                                                              -----    -----    -----
Income from continuing operations...........................    163      174      112
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............    134      137      134
     Undistributed earnings from unconsolidated
      affiliates............................................    (11)      (3)      (5)
     Deferred income tax expense............................     11       22       68
     Net gain on sale of assets.............................     --       (2)      (2)
     Working capital changes, net of non-cash transactions
       Accounts and notes receivable........................   (155)     (34)    (332)
       Accounts and notes payable...........................     83       17        1
       Taxes payable........................................     20       73       (8)
       Other working capital changes........................      8      (91)      94
     Other..................................................     25        8      236
                                                              -----    -----    -----
       Cash provided by continuing operations...............    278      301      298
       Cash provided by discontinued operations.............     --       --      185
                                                              -----    -----    -----
          Net cash provided by operating activities.........    278      301      483
                                                              -----    -----    -----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............   (202)    (177)    (126)
  Additions to investments..................................     --      (46)     (10)
  Proceeds from sales of assets.............................      2       10       16
  Cost of removal of assets.................................    (18)     (20)     (22)
  Net change in affiliated advances.........................    409     (451)    (642)
  Cash provided by investing activities by discontinued
     operations.............................................     --       --      217
                                                              -----    -----    -----
          Net cash provided by (used in) investing
            activities......................................    191     (684)    (567)
                                                              -----    -----    -----
Cash flows from financing activities
  Net borrowings (repayments) of commercial paper...........   (434)     459      190
  Revolving credit repayments...............................     --       --     (417)
  Increase (decrease) in note payable to affiliate..........    (34)     (76)     317
  Net proceeds from the issuance of long-term debt..........     --       --      391
  Payments to retire long-term debt.........................     (1)      (1)      (1)
  Cash provided by (used in) financing activities by
     discontinued operations................................     --       --     (414)
                                                              -----    -----    -----
          Net cash provided by (used in) financing
            activities......................................   (469)     382       66
                                                              -----    -----    -----
Decrease in cash and cash equivalents.......................     --       (1)     (18)
  Less decrease in cash and cash equivalents related to
     discontinued operations................................     --       --      (12)
                                                              -----    -----    -----
Decrease in cash and cash equivalents from continuing
  operations................................................     --       (1)      (6)
Cash and cash equivalents
  Beginning of period.......................................      4        5       11
                                                              -----    -----    -----
  End of period.............................................  $   4    $   4    $   5
                                                              =====    =====    =====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               COMMON STOCK     ADDITIONAL
                                                              ---------------    PAID-IN     RETAINED    TOTAL
                                                              SHARES   AMOUNT    CAPITAL     EARNINGS   EQUITY
                                                              ------   ------   ----------   --------   -------
January 1, 1998.............................................   208      $--      $ 1,826      $  --     $ 1,826
  Net income................................................                                    209         209
  Non-cash contributions from El Paso Tennessee.............                       1,293                  1,293
  Non-cash dividend to El Paso Tennessee....................                      (1,731)      (209)     (1,940)
                                                               ---      ---      -------      -----     -------
December 31, 1998...........................................   208       --        1,388         --       1,388
  Net income................................................                                    174         174
                                                               ---      ---      -------      -----     -------
December 31, 1999...........................................   208       --        1,388        174       1,562
  Net income................................................                                    163         163
  Allocated tax benefit of El Paso equity plans.............                           7                      7
  Non-cash contributions from El Paso Tennessee.............                          10                     10
                                                               ---      ---      -------      -----     -------
December 31, 2000...........................................   208      $--      $ 1,405      $ 337     $ 1,742
                                                               ===      ===      =======      =====     =======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

     Our consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. We account for investments in companies where we have the ability to exert significant influence, but not control, over operating and financial policies using the equity method. Our consolidated financial statements for previous periods include reclassifications that were made to conform to the current year presentation. Those reclassifications have no impact on reported net income or stockholder's equity.

  Tax-free Internal Reorganization (Discontinued Operations)

     On December 31, 1998, El Paso completed a series of steps to internally reorganize its assets and operations. After the reorganization, our primary asset was an interstate pipeline system known as the TGP system. In the reorganization, we transferred the following assets, liabilities, and operations to El Paso or other subsidiaries of El Paso, and eliminated them from our consolidated financial statements:

     - the East Tennessee Natural Gas Company interstate gas pipeline system;

     - the Midwestern Gas Transmission Company interstate gas pipeline system;

     - all international subsidiaries;

     - all field services operations;

     - all trading and marketing operations; and

     - various corporate and discontinued operations.

     We have treated the assets and operations distributed as though they were discontinued operations as of December 31, 1998. Revenues related to those items treated as discontinued operations were $4,188 million for the year ended December 31, 1998.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Our actual results are likely to differ from those estimates.

  Accounting for Regulated Operations

     Our interstate natural gas systems are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs which establish rates, terms and conditions under which each system provides services to its customers. Our businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from the accounting requirements of our non-regulated entities. Transactions that have been recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits, and other costs and taxes included in, or expected to be included in, future rates, including costs to refinance debt.

     When the accounting method followed is required by or allowed by the regulatory authority for rate-making purposes, the method conforms to the generally accepted accounting principle of matching costs with the revenues to which they apply.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Materials and Supplies

     We value materials and supplies at the lower of cost or market with cost determined using the average cost method.

  Property, Plant, and Equipment

     Our property, plant, and equipment is recorded at its original cost of construction or, upon acquisition, the cost to the entity that first placed the asset in service. We capitalize direct costs, like labor and materials, and indirect costs, like overhead and allowance for funds used during construction. We capitalize the major units of property replacements or improvements and expense the minor ones.

     When applicable, we use the composite (group) method to depreciate regulated property, plant, and equipment. Assets with similar lives and other characteristics are grouped and depreciated as one asset. We apply the depreciation rate, approved in our rates, to the total cost of the group, until its net book value equals its salvage value. Currently, our depreciation rates vary from 1 to 24 percent. Using these rates, the remaining economic lives of these assets range from 2 to 33 years. We re-evaluate depreciation rates each time we redevelop our transportation rates.

     When we retire regulated property, plant, and equipment, we charge accumulated depreciation and amortization for the original cost, plus the cost of retirement (the cost to remove, sell, or dispose), less its salvage value. We do not recognize a gain or loss unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in income.

     General. At December 31, 2000 and 1999, we had approximately $243 million and $149 million of construction work in progress included in our property, plant, and equipment.

     We evaluate impairment of our property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Revenue Recognition

     We recognize revenues from natural gas transportation in the period the service is provided. Reserves are provided on revenues collected that may be subject to refund. Revenues on services other than transportation are recorded when they are earned.

     In the fourth quarter of 2000, we implemented Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which provides guidance on the gross versus net presentation of revenues and expenses. As a result of adoption, revenues and related costs increased by $42 million, $81 million and $32 million for 2000, 1999, and 1998. These reclassifications had no impact on net income.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. We expense amounts that relate to existing conditions caused by past operations, and which do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. They are subject to revision in future periods based on actual costs or new circumstances, and are included in our balance sheet at their undiscounted amounts. We evaluate recoveries separately from the liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

  Income Taxes

     We report income taxes based on income reported on our tax returns along with a provision for deferred income taxes. Deferred income taxes reflect the estimated future tax consequences of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based upon our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

     El Paso maintains a tax sharing policy for companies included in its consolidated federal income tax return which provides, among other things, that
(i) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis, and (ii) each company in a tax loss position will be reimbursed currently to the extent its deductions, including general business credits, were utilized in the consolidated return. Under the policy, El Paso pays all federal income taxes directly to the IRS and bills or refunds its subsidiaries, including us, for their portion of these income tax payments. Prior to 1999, we had a tax sharing agreement with El Paso Tennessee which had similar provisions. Commencing with the 1999 tax return, El Paso Tennessee and its 80 percent or more owned subsidiaries, including us, joined the El Paso consolidated federal income tax return.

  Accounting for Derivative Instruments and Hedging Activities

     In June of 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133, and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We adopted SFAS No. 133 beginning January 1, 2001, and the adoption had no impact on our financial statements.

2. INCOME TAXES

     The following table reflects the components of income tax expense included in income before discontinued operations for the three years ended December 31:

                                                              2000    1999    1998
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Current
  Federal ..................................................  $ 79    $ 76    $(15)
  State.....................................................   (16)    (16)    (14)
                                                              ----    ----    ----
                                                                63      60     (29)
                                                              ----    ----    ----
Deferred
  Federal ..................................................     7      17      65
  State.....................................................     4       5       3
                                                              ----    ----    ----
                                                                11      22      68
                                                              ----    ----    ----
          Total income tax expense..........................  $ 74    $ 82    $ 39
                                                              ====    ====    ====

     Our tax expense included in income before discontinued operations differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons at December 31:

                                                              2000    1999    1998
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Tax expense at the statutory federal rate of 35%............  $83     $90     $53
Increase (decrease)
  State income tax, net of federal income tax benefit.......   (8)     (7)     (7)
  Other.....................................................   (1)     (1)     (7)
                                                              ---     ---     ---
Income tax expense..........................................  $74     $82     $39
                                                              ===     ===     ===
Effective tax rate..........................................  31%     32%     26%
                                                              ===     ===     ===

     Income tax expense related to the assets, liabilities, and operations treated as discontinued operations as a result of the tax-free internal reorganization was $44 million for the year ended December 31, 1998.

     The following are the components of our net deferred tax liability at December 31:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Deferred tax liabilities
  Property, plant, and equipment............................  $1,398    $1,391
  Regulatory assets.........................................      35        57
  Other.....................................................      35        16
                                                              ------    ------
          Total deferred tax liability......................   1,468     1,464
                                                              ------    ------
Deferred tax assets
  U.S. net operating loss and tax credit carryovers.........      97        55
  Accrual for regulatory issues.............................      61        65
  Environmental reserve.....................................      64        62
  Other liabilities.........................................     116       155
  Valuation allowance.......................................      (2)       (4)
                                                              ------    ------
          Total deferred tax asset..........................     336       333
                                                              ------    ------
Net deferred tax liability..................................  $1,132    $1,131
                                                              ======    ======

     Under El Paso's tax sharing policy, we are allocated the tax benefit associated with our employees' exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends.

This allocation reduced taxes payable by $7 million in 2000. These benefits are included in additional paid-in capital in our balance sheet.

     As of December 31, 2000, we have $1 million of alternative minimum tax credit carryovers and $274 million of net operating loss carryovers. The alternative minimum tax credits carryover indefinitely. The net operating loss carryover period ends as follows: approximately $4 million in 2006, $94 million in 2011, $130 million in 2018, and $46 million in 2019. Usage of these carryovers is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation year rules of IRS regulations.

     We recorded a valuation allowance to reflect the estimated amount of deferred tax assets which we may not realize due to the expiration of net operating loss carryovers of an acquired company. Any tax benefits subsequently recognized from the reversal of the allowance will be allocated to additional acquisition cost assigned to utility plant.

     El Paso and its subsidiaries, including us, file a consolidated federal income tax return. Beginning January 30, 2001, as a result of El Paso's merger with The Coastal Corporation, El Paso and its subsidiaries, including us, will file a consolidated federal income tax return with El Paso CGP Company, formerly The Coastal Corporation, and its subsidiaries.

3. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     As of December 31, 2000, and 1999, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

     The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

                                                               2000                     1999
                                                       ---------------------    ---------------------
                                                       CARRYING                 CARRYING
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   ----------    --------   ----------
                                                                       (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt, including current maturities.......   $1,354      $1,322       $1,354      $1,284

4. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at December
31:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,612    $2,479
Less accumulated depreciation...............................     347       304
                                                              ------    ------
                                                               2,265     2,175
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,292     2,313
                                                              ------    ------
          Total property, plant, and equipment, net.........  $4,557    $4,488
                                                              ======    ======

     Additional acquisition cost assigned to utility plant represents the excess of allocated purchase costs over historical costs of these facilities. These costs are amortized on a straight-line basis using FERC approved rates, and we do not recover these excess costs in our rates.

5. DEBT AND OTHER CREDIT FACILITIES

     The average interest rate on our short-term borrowings was 7.6% and 6.6% at December 31, 2000 and 1999. We had the following short-term borrowings, including current maturities of long-term debt, at December 31:

                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Commercial paper............................................  $215    $649
Current maturities of long-term debt........................    --       1
                                                              ----    ----
                                                              $215    $650
                                                              ====    ====

     Our long-term debt outstanding consisted of the following at December 31:

                                                              2000      1999
                                                             ------    ------
                                                              (IN MILLIONS)
6.0% Debentures due 2011...................................  $   86    $   86
7.5% Debentures due 2017...................................     300       300
7.0% Debentures due 2027...................................     300       300
7.0% Debentures due 2028...................................     400       400
7.625% Debentures due 2037.................................     300       300
Other......................................................      --         1
                                                             ------    ------
                                                              1,386     1,387
Less: Unamortized discount.................................      32        33
      Current maturities...................................      --         1
                                                             ------    ------
Long-term debt, less current maturities....................  $1,354    $1,353
                                                             ======    ======

     None of our long-term debt matures within the next 5 years.

     TGP is eligible to borrow up to $1 billion under a commercial paper program. The program is used to manage our short-term cash requirements.

     As of December 31, 2000, El Paso has a $2 billion, 364-day renewable credit and competitive advance facility and a $1 billion, 3-year revolving credit and competitive advance facility. These facilities replaced El Paso's $1,250 million and its $750 million revolving credit facilities in August 2000. We are a designated borrower under these facilities and, as such, are liable for any amounts outstanding on these facilities. Our interest rate for these facilities varies and was LIBOR plus 50 basis points on December 31, 2000. No amounts were outstanding under these facilities as of December 31, 2000. The available credit under these facilities is expected to be used for El Paso's general corporate purposes including, but not limited to, supporting our $1 billion commercial paper program.

     As of March 2001, we have $200 million of capacity remaining under our shelf registration statement on file with the Securities and Exchange Commission.

6. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1999, a number of El Paso's subsidiaries were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes. (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.)

     A number of El Paso's subsidiaries are named defendants in an action styled Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint, once transferred to the same court handling the Grynberg complaint, has been sent back to the Kansas State Court for further proceedings.

     In February 1998, the United States and the State of Texas filed in a U.S. District Court a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against fourteen companies, including some of our current and former affiliates, related to the Sikes Disposal Pits Superfund Site located in Harris County, Texas. The suit claims that the United States and the State of Texas have spent over $125 million in remediating Sikes, and seeks to recover that amount plus interest from the defendants to the suit. The EPA has recently indicated that it may seek an additional amount up to $30 million plus interest in indirect costs from the defendants under a new cost allocation methodology. Defendants are challenging this allocation policy. Although an investigation relating to Sikes is ongoing, we believe that the amount of material, if any, disposed at Sikes by our former affiliates was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring.

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

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that we discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs, and a civil penalty. We entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, received water discharge permits from the agency for our Kentucky compressor stations, and continues to work to resolve the remaining issues. The relevant Kentucky compressor stations are being characterized and remediated under a consent order with the EPA.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results, or cash flows.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2000, we had a reserve of approximately $99 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $80 million in the aggregate for the years 2001 through 2007. These expenditures primarily relate to compliance with air regulations.

     Since 1988, we have been engaged in an internal project to identify and deal with the presence of PCBs and other substances, including those on the EPA List of Hazardous Substances, at compressor stations and other facilities we operate. While conducting this project, we have been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, to ensure that our efforts meet regulatory requirements.

     In May 1995, following negotiations with our customers, we filed a Stipulation and Agreement (the Environmental Stipulation) with FERC that established a mechanism for recovering a substantial portion of the environmental costs identified in our internal project. The Environmental Stipulation was effective July 1, 1995, and as of December 31, 1999, all amounts have been collected from customers. Refunds may be required to the extent actual eligible expenditures are less than amounts collected.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated as a Potentially Responsible Party (PRP) with respect to four sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. We sought to resolve our liability as a PRP at these Superfund sites through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of December 31, 2000, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million and have provided reserves that we believe are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these Superfund sites will not have a material adverse effect on our financial position, operating results, or cash flows.

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

  Rates and Regulatory Matters

     In April 1997, the FERC approved the settlement of all issues related to the recovery of our Gas Supply Realignment (GSR) and other transition costs. Under the agreement, we are entitled to collect up to $770 million from our customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. The demand portion was fully collected. As of December 31, 2000, $52 million of the interruptible transportation surcharge had been collected. There is no time limit for collection of the remaining interruptible transportation surcharge. This agreement also provides for a rate case moratorium that expired November 2000 and an escalating rate cap, indexed to inflation, through October 2005, for some of our customers. In March 2000, we provided a report to our firm and interruptible customers detailing our GSR costs and collections through December 31, 1999. At December 31, 2000, we were overcollected from our firm customers by approximately $30 million. We will be required to refund amounts collected in excess of each firm customer's share of the final transition costs based on the final GSR reconciliation report, which will be filed in March 2001.

     Our current tariff structure was established through a settlement approved by FERC in October 1996. This settlement included a rate design change that resulted in a larger portion of our transportation revenues being dependent on throughput. Following this settlement, one of our competitors filed an appeal arguing that our cost allocation methodology deters the development of market centers. On August 11, 2000, we and that competitor jointly filed a proposed settlement to resolve their issues. The settlement provided for a discount on the transportation rates for receipts at the interconnect shared by us and them. On October 17, 2000, an

Administrative Law Judge certified the settlement and submitted the settlement to the FERC for approval. On February 8, 2001, the FERC issued an order approving the settlement.

     We have contracts covering a portion of our firm transportation capacity which have various terms of maturity. Currently, over 70 percent of our capacity is subject to firm contracts expiring after 2001. These contracts have an average term in excess of five years. We are pursuing the renegotiation and renewal of expiring contracts and the sale of excess capacity under firm transportation arrangements. However, we are uncertain if future contracts will be on terms as favorable to us as those that currently exist. Also, customers and other groups may dispute new or renewed contracts. As a result, we cannot be sure that regulators or other jurisdictional bodies will not intercede in our re-contracting process and alter the ultimate outcome of our efforts.

     We will continue to evaluate the application of regulatory accounting principles as there are changes in the regulatory and economic environment. Factors that may influence this assessment are:

     - inability to recover cost increases due to rate caps and rate case moratoriums;

     - inability to recover capitalized costs, including an adequate return on those costs through the ratemaking process;

     - excess capacity;

     - discounting rates in the markets we serve; and

     - impacts of ongoing initiatives in, and deregulation of, the natural gas industry.

     While we cannot predict with certainty the final outcome or timing of the resolution of rates and regulatory matters, the outcome of our current re-contracting and capacity subscription efforts, or the impact of ongoing industry trends and initiatives, we believe the resolution of these issues will not have a material adverse effect on our financial position, operating results, or cash flows.

  Capital Commitments and Purchase Obligations

     At December 31, 2000, we had capital and investment commitments of $6 million for 2001, with no commitments thereafter. Our other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures. In connection with the financing commitments on one of our joint ventures, we have entered into unconditional purchase obligations for products and services totaling $122 million at December 31, 2000. Our annual obligations under these agreements are $21 million for each of the years 2001, 2002, 2003, 2004 and 2005, and $17 million in total thereafter.

  Guarantees

     At December 31, 2000, we had guarantees of approximately $9 million in connection with our Portland project.

7. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     El Paso maintains a defined benefit pension plan to provide benefits determined by a cash balance formula covering substantially all of its employees, including our employees. Also, El Paso maintains a defined contribution plan covering its employees, including our employees. El Paso matches 75 percent of participant basic contributions of up to 6 percent, with the matching contribution being made in El Paso stock. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates. See Note 9 for a summary of transactions with affiliates.

  Other Postretirement Benefits

     Following El Paso's acquisition of us in 1996, we retained responsibility for postretirement medical and life insurance benefits for former employees of operations previously disposed of by old Tenneco, and for employees, including our employees, added as a result of the merger who were eligible to retire on December 31, 1996, and did so by July 1, 1997. Medical benefits for this closed group of retirees may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. We have reserved the right to change these benefits. Employees who retired after July 1, 1997, will continue to receive limited postretirement life insurance benefits. Postretirement benefit plan costs are prefunded to the extent such costs are recoverable through rates. Effective February 1, 1992, we began recovering through our rates the other postretirement benefits (OPEB) costs included in the June 1993 rate case settlement. To the extent actual OPEB costs differ from the amounts funded, a regulatory asset or liability is recorded.

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for other postretirement benefits as of and for the twelve month period ended September 30:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $ 29     $ 34
  Interest cost.............................................     2        2
  Participant contributions.................................     1        1
  Benefits paid.............................................    (5)      (8)
                                                              ----     ----
  Benefit obligation at end of period.......................  $ 27     $ 29
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at beginning of period..........  $  6     $  8
  Employer contributions....................................     4        5
  Participant contributions.................................     1        1
  Benefits paid.............................................    (5)      (8)
                                                              ----     ----
  Fair value of plan assets at end of period................  $  6     $  6
                                                              ====     ====
Reconciliation of funded status
  Funded status at end of period............................  $(21)    $(23)
  Fourth quarter contributions and income...................     2        1
  Unrecognized net actuarial gain...........................    (5)      (2)
  Unrecognized prior service cost...........................    (1)      (1)
                                                              ----     ----
  Accrued benefit cost at December 31,......................  $(25)    $(25)
                                                              ====     ====

     The current liability portion of the postretirement benefits was $2 million as of December 31, 2000, and 1999. Benefit obligations are based upon the actuarial estimates as described below.

     Net periodic benefit cost for the plans consisted of interest costs of $2 million, for each of the years ended December 31, 2000 and 1999.

                                                              2000     1999
                                                              -----    -----
Weighted average assumptions
  Discount rate.............................................  7.75%    7.50%
  Expected return on plan assets............................  7.50%    7.50%

     Actuarial estimates for our postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10 percent in 2000, gradually decreasing to 6 percent by the year 2008. Assumed health care cost trends can have a significant effect on the amounts reported for other postretirement benefit plans. A one-percentage point change in our assumed health care cost trends would have affected our aggregate of service and interest cost and the accumulated postretirement benefit obligation by an amount less than $0.1 million for 2000 and 1999.

8. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                              2000     1999    1998
                                                              ----     ----    ----
                                                                  (IN MILLIONS)
Interest paid...............................................  $128     $135    $178
Income tax payments (refunds)...............................    62        2     (84)

9. TRANSACTIONS WITH AFFILIATES

     El Paso allocates a portion of its general and administrative expenses to us. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our revenues, gross property, and payroll.

     In addition, we enter into transactions with other El Paso subsidiaries and unconsolidated affiliates in the ordinary course of our business to transport, sell and purchase natural gas. Services provided by these affiliates for our benefit are based on the same terms as nonaffiliates.

     The following table shows revenues and charges from our affiliates for the years ended December 31:

                                                              2000    1999    1998
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Revenues from affiliates....................................  $68     $ 37    $ 34
Charges from affiliates.....................................   99      150     128

10. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below.

                                                               OPERATING      OPERATING     NET
                          QUARTER                             REVENUES (1)     INCOME      INCOME
                          -------                             ------------    ---------    ------
                                                                         (IN MILLIONS)
2000
      1st...................................................      $196          $ 86        $ 46
      2nd...................................................       185            79          40
      3rd...................................................       179            82          40
      4th...................................................       188            74          37
                                                                  ----          ----        ----
                                                                  $748          $321        $163
                                                                  ====          ====        ====
1999
      1st...................................................      $201          $ 92        $ 50
      2nd...................................................       212           104          58
      3rd...................................................       185            68          33
      4th...................................................       187            66          33
                                                                  ----          ----        ----
                                                                  $785          $330        $174
                                                                  ====          ====        ====

---------------

(1) In the fourth quarter of 2000, we restated operating revenues for 1999 and 2000 due to the implementation of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. For the first, second, and third quarters of 2000, operating revenues increased by $10 million, $11 million, and $21 million. For the first, second, third, and fourth quarters of 1999, operating revenues increased by $13 million, $38 million, $21 million, and $9 million. These adjustments had no impact on net income.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Tennessee Gas Pipeline Company:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14.(a) 1. present fairly, in all material respects, the consolidated financial position of Tennessee Gas Pipeline Company as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 20, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant;" Item 11, "Executive Compensation;" Item 12, "Security Ownership of Management;" and Item 13, "Certain Relationships and Related Transactions;" have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

      1. Financial statements.

     The following consolidated financial statements are included in Part II,
Item 8 of this report:

                                                                PAGE
                                                                ----
     Consolidated Statements of Income......................      6
     Consolidated Balance Sheets............................      7
     Consolidated Statements of Cash Flows..................      8
     Consolidated Statements of Stockholder's Equity........      9
     Notes to Consolidated Financial Statements.............     10
     Report of Independent Accountants......................     21

 2. Financial statement schedules and supplementary information required to be submitted.

     Schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or accompanying
      Notes.

 3. Exhibit list............................................     23

     (B) REPORTS ON FORM 8-K:

     None.

                         TENNESSEE GAS PIPELINE COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 2000

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
      3.A      -- Restated Certificate of Incorporation dated May 11, 1999
                  (Exhibit 3.A to TGP's 1999 Second Quarter 10-Q).
      3.B      -- By-laws of TGP, as amended March 1, 1998 (Exhibit 3.B to
                  TGP's 1999 First Quarter 10-Q).
      4.A      -- Indenture dated as of March 4, 1997, between TGP and the
                  Chase Manhattan Bank (Exhibit 4.1 to EPTPC's Form 10-K
                  for 1997, File No. 1-9864 (the "EPTPC 1997 Form 10-K"));
                  First Supplemental Indenture dated as of March 13, 1997,
                  between TGP and The Chase Manhattan Bank (Exhibit 4.2 to
                  the EPTPC 1997 Form 10-K")); Second Supplemental
                  Indenture dated as of March 13, 1997, between TGP and The
                  Chase Manhattan Bank (Exhibit 4.3 to the EPTPC 1997 Form
                  10-K); Third Supplemental Indenture dated as of March 13,
                  1997, between TGP and The Chase Manhattan Bank (Exhibit
                  4.4 to the EPTPC 1997 Form 10-K); Fourth Supplemental
                  Indenture dated as of October 9, 1998, between TGP and
                  The Chase Manhattan Bank (Exhibit 4.2 to TGP's Form 8-K
                  filed October 9, 1998, File No. 1-4101).
     10.A      -- $2,000,000 364-day Revolving Credit and Competitive
                  Advance Facility Agreement dated as of August 2, 2000, by
                  and among El Paso, EPNG, TGP, the several banks and other
                  financial institutions from time to time parties to the
                  Agreement, The Chase Manhattan Bank, Citibank N.A. and
                  ABN Amro Bank, N.V. as co-documentation agents for the
                  Lenders and Bank of America, N.A. as syndication agent
                  for the Lenders (Exhibit 10.A to TGP's 2000 Third Quarter
                  10-Q).
     10.B      -- $1,000,000,000 3-Year Revolving Credit and Competitive
                  Advance Facility Agreement dated as of August 4, 2000, by
                  and among El Paso, EPNG, TGP, the several banks and other
                  financial institutions from time to time parties to the
                  Agreement, The Chase Manhattan Bank, Citibank N.A. and
                  ABN Amro Bank, N.V. as co-documentation agents for the
                  Lenders and Bank of America, N.A. as syndication agent
                  for the Lenders (Exhibit 10.B to TGP's 2000 Third Quarter
                  10-Q).
     21        -- Omitted pursuant to the reduced disclosure format
                  permitted by General Instruction I to Form 10-K.
    *23        -- Consent of Independent Accountants.

UNDERTAKING

     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph
(4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Tennessee Gas Pipeline Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2001.

                                            TENNESSEE GAS PIPELINE COMPANY
                                                       Registrant

                                            By: /s/ JOHN W. SOMERHALDER II
                                              ----------------------------------
                                                    John W. Somerhalder II
                                                    Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Tennessee Gas Pipeline Company and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                      DATE
                      ---------                                     -----                      ----
             /s/ JOHN W. SOMERHALDER II                  Chairman of the Board and         March 29, 2001
-----------------------------------------------------      Director
              (John W. Somerhalder II)

               /s/ STEPHEN C. BEASLEY                    President                         March 29, 2001
-----------------------------------------------------
                (Stephen C. Beasley)

                 /s/ H. BRENT AUSTIN                     Executive Vice President,         March 29, 2001
-----------------------------------------------------      Chief Financial Officer
                  (H. Brent Austin)                        and Director

                /s/ JEFFREY I. BEASON                    Senior Vice President and         March 29, 2001
-----------------------------------------------------      Controller (Chief
                 (Jeffrey I. Beason)                       Accounting Officer)

                 /s/ WILLIAM A. WISE                     Director                          March 29, 2001
-----------------------------------------------------
                  (William A. Wise)

                                 EXHIBIT INDEX

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk, all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
      3.A      -- Restated Certificate of Incorporation dated May 11, 1999
                  (Exhibit 3.A to TGP's 1999 Second Quarter 10-Q).
      3.B      -- By-laws of TGP, as amended March 1, 1998 (Exhibit 3.B to
                  TGP's 1999 First Quarter 10-Q).
      4.A      -- Indenture dated as of March 4, 1997, between TGP and the
                  Chase Manhattan Bank (Exhibit 4.1 to EPTPC's Form 10-K
                  for 1997, File No. 1-9864 (the "EPTPC 1997 Form 10-K"));
                  First Supplemental Indenture dated as of March 13, 1997,
                  between TGP and The Chase Manhattan Bank (Exhibit 4.2 to
                  the EPTPC 1997 Form 10-K); Second Supplemental Indenture
                  dated as of March 13, 1997, between TGP and The Chase
                  Manhattan Bank (Exhibit 4.3 to the EPTPC 1997 Form 10-K);
                  Third Supplemental Indenture dated as of March 13, 1997,
                  between TGP and The Chase Manhattan Bank (Exhibit 4.4 to
                  the EPTPC 1997 Form 10-K); Fourth Supplemental Indenture
                  dated as of October 9, 1998, between TGP and The Chase
                  Manhattan Bank (Exhibit 4.2 to TGP's Form 8-K filed
                  October 9, 1998, File No. 1-4101).
     10.A      -- $2,000,000 364-day Revolving Credit and Competitive
                  Advance Facility Agreement dated as of August 2, 2000, by
                  and among El Paso, EPNG, TGP, the several banks and other
                  financial institutions from time to time parties to the
                  Agreement, The Chase Manhattan Bank, Citibank N.A. and
                  ABN Amro Bank, N.V. as co-documentation agents for the
                  Lenders and Bank of America, N.A. as syndication agent
                  for the Lenders (Exhibit 10.A to TGP's 2000 Third Quarter
                  10-Q).
     10.B      -- $1,000,000,000 3-Year Revolving Credit and Competitive
                  Advance Facility Agreement dated as of August 4, 2000, by
                  and among El Paso, EPNG, TGP, the several banks and other
                  financial institutions from time to time parties to the
                  Agreement, The Chase Manhattan Bank, Citibank N.A. and
                  ABN Amro Bank, N.V. as co-documentation agents for the
                  Lenders and Bank of America, N.A. as syndication agent
                  for the Lenders (Exhibit 10.B to TGP's 2000 Third Quarter
                  10-Q).
     21        -- Omitted pursuant to the reduced disclosure format
                  permitted by General Instruction I to Form 10-K.
    *23        -- Consent of Independent Accountants.