Form 10-Q
period 2001-03-31
TENNESSEE GAS PIPELINE CO
filed 2001-05-14
CIK 97142

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

       Registrant's Telephone Number, Including Area Code: (713) 420-2600

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

     Common Stock, par value $5 per share. Shares outstanding on May 4, 2001:
208

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2001      2000
                                                              ----      ----
Operating revenues..........................................  $214      $196
                                                              ----      ----
Operating expenses
  Operation and maintenance.................................    56        64
  Depreciation, depletion, and amortization.................    33        35
  Taxes, other than income taxes............................    13        12
                                                              ----      ----
                                                               102       111
                                                              ----      ----
Operating income............................................   112        85
                                                              ----      ----
Other income
  Earnings from unconsolidated affiliates...................     5         4
  Other, net................................................    --         3
                                                              ----      ----
                                                                 5         7
                                                              ----      ----
Income before interest and income taxes.....................   117        92
                                                              ----      ----
Non-affiliated interest and debt expense....................    28        34
Affiliated interest (income) expense, net...................     1       (11)
Income tax expense..........................................    28        23
                                                              ----      ----
                                                                57        46
                                                              ----      ----
Net income..................................................  $ 60      $ 46
                                                              ====      ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $    4        $    4
  Accounts and notes receivable, net........................      482           368
  Materials and supplies....................................       22            19
  Deferred income taxes.....................................       12            12
  Other.....................................................       10            14
                                                               ------        ------
          Total current assets..............................      530           417
Property, plant, and equipment, net.........................    4,528         4,557
Investments in unconsolidated affiliates....................      139           135
Other.......................................................       97            95
                                                               ------        ------
          Total assets......................................   $5,294        $5,204
                                                               ======        ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable..........................................   $  214        $  263
  Short-term borrowings.....................................      254           215
  Taxes payable.............................................      148           124
  Other.....................................................       80            70
                                                               ------        ------
          Total current liabilities.........................      696           672
                                                               ------        ------
Long-term debt..............................................    1,355         1,354
                                                               ------        ------
Deferred income taxes.......................................    1,148         1,144
                                                               ------        ------
Other.......................................................      293           292
                                                               ------        ------

Commitments and contingencies

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................       --            --
  Additional paid-in capital................................    1,405         1,405
  Retained earnings.........................................      397           337
                                                               ------        ------
          Total stockholder's equity........................    1,802         1,742
                                                               ------        ------
          Total liabilities and stockholder's equity........   $5,294        $5,204
                                                               ======        ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                              2001       2000
                                                              -----      -----
Cash flows from operating activities
  Net income................................................  $ 60       $  46
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............    33          35
     Undistributed earnings of unconsolidated affiliates....    (5)         (4)
     Deferred income taxes..................................     4          --
  Working capital changes, net of non-cash transactions.....   (66)        (18)
  Other.....................................................    17          33
                                                              ----       -----
          Net cash provided by operating activities.........    43          92
                                                              ----       -----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............   (32)        (20)
  Net change in other affiliated advances receivable........   (52)        356
  Other.....................................................     2          (2)
                                                              ----       -----
          Net cash provided by (used in) investing
           activities.......................................   (82)        334
                                                              ----       -----
Cash flows from financing activities
  Net borrowings (repayments) of commercial paper...........    39        (427)
                                                              ----       -----
          Net cash provided by (used in) financing
           activities.......................................    39        (427)
                                                              ----       -----
Net change in cash and cash equivalents.....................    --          (1)
Cash and cash equivalents
  Beginning of period.......................................     4           4
                                                              ----       -----
  End of period.............................................  $  4       $   3
                                                              ====       =====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements at March 31, 2001, and for the quarters ended March 31, 2001 and 2000, are unaudited. The balance sheet at December 31, 2000, is derived from the audited financial statements. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

2. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Property, plant, and equipment, at cost.....................   $2,616        $2,612
Less accumulated depreciation, depletion, and
  amortization..............................................      375           347
                                                               ------        ------
                                                                2,241         2,265
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................    2,287         2,292
                                                               ------        ------
          Total property, plant, and equipment, net.........   $4,528        $4,557
                                                               ======        ======

3. DEBT AND OTHER CREDIT FACILITIES

     At March 31, 2001, our weighted average interest rate on short-term borrowings was 6.5%, and at December 31, 2000, it was 7.6%. We had the following short-term borrowings:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Commercial paper............................................    $254          $215
                                                                ====          ====

4. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1997, a number of our subsidiaries were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming).

     A number of our subsidiaries were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint, and has now been sent back to Kansas State Court for further proceedings.

     In February 1998, the United States and the State of Texas filed in a U.S. District Court a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against 14 companies, including us and some of our current and former affiliates, related to the Sikes Disposal Pits Superfund Site located in Harris County, Texas. The suit claims that the United States and the State of Texas have spent over $125 million in remediating Sikes and seeks to recover that amount plus interest from the defendants to the suit. The Environmental Protection Agency (EPA) has recently indicated that it may seek an additional amount up to $30 million plus interest in indirect costs from the defendants under a new cost allocation methodology. Defendants are challenging this allocation policy. Although an investigation relating to Sikes is ongoing, we believe that the amount of material, if any, disposed at Sikes by us was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring.

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that we discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs, and a civil penalty. We entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, received water discharge permits from the agency for our Kentucky compressor stations, and continue to work to resolve the remaining issues. The relevant Kentucky compressor stations are being characterized and remediated under a 1994 consent order with the EPA.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2001, we had a reserve of approximately $97 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $83 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with air regulations.

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

     In May 1995, following negotiations with our customers, we filed a Stipulation and Agreement (the Environmental Stipulation) with the Federal Energy Regulatory Commission (FERC) that established a mechanism for recovering a substantial portion of the environmental costs identified in our internal project. The Environmental Stipulation was effective July 1, 1995, and as of December 31, 2000, all amounts had been collected from customers. Refunds may be required to the extent actual eligible expenditures are less than amounts collected.

     We are a party in proceedings involving federal and state authorities regarding the past use of a lubricant containing polychlorinated biphenyls
(PCBs) in our starting air systems. We executed a consent order in 1994 with the EPA governing the remediation of relevant compressor stations and are working with the EPA and the relevant states regarding those remediation activities. We are also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2001, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million and have provided reserves that we believe are adequate for such costs. Since the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results, or cash flows.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate. For a further discussion of specific environmental matters, see Legal Proceedings above.

  Rates and Regulatory Matters

     In April 1997, FERC approved the settlement of all issues related to the recovery of our Gas Supply Realignment (GSR) and other transition costs. Under the agreement, we are entitled to collect up to $770 million from our customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. The demand portion has been fully collected. As of March 31, 2001, $54 million of the interruptible transportation surcharge had been collected. There is no time limit for collection of the remaining interruptible transportation surcharge. This agreement also provides for a rate case moratorium that expired November 2000 and an escalating rate cap, indexed to inflation, through October

2005, for some of our customers. At December 31, 2000, we were overcollected from our firm customers by approximately $30 million. We will refund this overcollection amount to our firm customers within 30 days of FERC approving our final GSR report, which was filed on March 30, 2001.

     Our current tariff structure was established through a settlement approved by FERC in October 1996. This settlement included a rate design change that resulted in a larger portion of our transportation revenues being dependent on throughput. Following this settlement, one of our competitors filed an appeal arguing that our cost allocation methodology deters the development of market centers. On August 11, 2000, we and that competitor jointly filed a proposed settlement to resolve this issue. The settlement provided for a discount on the transportation rates for receipts at the interconnect shared by us and them. On October 17, 2000, an Administrative Law Judge certified the settlement and submitted the settlement to FERC for approval. On February 8, 2001, FERC issued an order approving the settlement. On April 11, 2001, FERC issued an order granting our request for clarification on their February 8, 2001 order.

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

     While we cannot predict with certainty the final outcome or timing of the resolution of all of our rates and regulatory matters, we believe the ultimate resolution of these issues will not have a material adverse effect on our financial position, results of operations, or cash flows.

5. TRANSACTIONS WITH RELATED PARTIES

     We participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $86 million at March 31, 2001, at a market rate of interest which was 5.58% at March 31, 2001. At December 31, 2000, we had advanced $34 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of those results for each of the quarters ended March 31:

                                                               2001          2000
                                                              ------        ------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Operating revenues..........................................  $  214        $  196
Operating expenses..........................................    (102)         (111)
Other income................................................       5             7
                                                              ------        ------
  Earnings before interest expense and income taxes.........  $  117        $   92
                                                              ======        ======
Throughput volumes (BBtu/d)(1)..............................   5,071         4,866
                                                              ======        ======

---------------

(1) BBtu/d means billion British thermal units per day.

     Operating revenues for the quarter ended March 31, 2001, were $18 million higher than the same period in 2000. The increase was due to higher gas prices on fuel overrecoveries in 2001 partially offset by lower revenues resulting from contract remarketing in 2000 and lower rates on throughput in 2001 as a result of a higher proportion of short versus long hauls compared to 2000.

     Operating expenses for the quarter ended March 31, 2001, were $9 million lower than the same period in 2000. The decrease was due to lower project development costs in the first quarter of 2001 and lower 2001 depreciation expense resulting from retirement of assets.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter ended March 31, 2001, was $6 million lower than the same period in 2000 primarily due to decreased commercial paper activities and higher capitalized interest due to higher capital project expenditures in 2001.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the first quarter ended March 31, 2001, was $12 million lower than 2000 due to decreased average advances to El Paso in 2001.

INCOME TAX EXPENSE

     The income tax expense for the quarters ended March 31, 2001 and 2000, was $28 million and $23 million, resulting in effective tax rates of 32 percent and 33 percent. Our effective tax rates were lower than the statutory rate of 35 percent primarily due to state income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 4, which is incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     None.

     Undertaking

     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph
(4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

b. Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TENNESSEE GAS PIPELINE COMPANY

Date: May 14, 2001                                 /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President
                                                and Chief Financial Officer

Date: May 14, 2001                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)