Form 10-Q
period 2001-06-30
TENNESSEE GAS PIPELINE CO
filed 2001-08-10
CIK 97142

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Common stock, par value $5 per share. Shares outstanding on August 6, 2001:
208

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                          QUARTER ENDED       SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                          --------------      ----------------
                                                          2001      2000      2001       2000
                                                          ----      ----      -----      -----
Operating revenues......................................  $170      $185      $384       $381
                                                          ----      ----      ----       ----
Operating expenses
  Operation and maintenance.............................    56        60       112        124
  Depreciation, depletion, and amortization.............    33        34        66         69
  Taxes, other than income taxes........................    12        11        25         23
                                                          ----      ----      ----       ----
                                                           101       105       203        216
                                                          ----      ----      ----       ----
Operating income........................................    69        80       181        165
                                                          ----      ----      ----       ----
Other income
  Earnings from unconsolidated affiliates...............     2         2         7          6
  Other, net............................................     5         2         5          5
                                                          ----      ----      ----       ----
                                                             7         4        12         11
                                                          ----      ----      ----       ----
Income before interest and income taxes.................    76        84       193        176
                                                          ----      ----      ----       ----
Non-affiliated interest and debt expense................    29        27        57         61
Affiliated interest income, net.........................    (1)       (3)       --        (14)
Income taxes............................................    13        20        41         43
                                                          ----      ----      ----       ----
                                                            41        44        98         90
                                                          ----      ----      ----       ----
Net income..............................................  $ 35      $ 40      $ 95       $ 86
                                                          ====      ====      ====       ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                       ASSETS
Current assets
  Cash and cash equivalents.................................   $    4       $    4
  Accounts and notes receivable, net
    Customer................................................      190          210
    Affiliates..............................................       54           60
    Other...................................................      111           98
  Materials and supplies....................................       20           19
  Deferred income taxes.....................................        4           12
  Other.....................................................       12           14
                                                               ------       ------
         Total current assets...............................      395          417
                                                               ------       ------
Property, plant, and equipment, at cost.....................    2,706        2,612
Less accumulated depreciation, depletion, and
  amortization..............................................      396          347
                                                               ------       ------
                                                                2,310        2,265
Additional acquisition cost assigned to utility plant,
  net.......................................................    2,281        2,292
                                                               ------       ------
         Total property, plant, and equipment, net..........    4,591        4,557
                                                               ------       ------
Other assets
  Investments in unconsolidated affiliates..................      150          135
  Other.....................................................       77           95
                                                               ------       ------
                                                                  227          230
                                                               ------       ------
         Total assets.......................................   $5,213       $5,204
                                                               ======       ======

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
    Trade...................................................   $  178       $  198
    Affiliates..............................................       36           18
    Other...................................................       37           47
  Short-term borrowings.....................................      168          215
  Taxes payable.............................................      144          124
  Deferred credits..........................................       23           42
  Other.....................................................       34           28
                                                               ------       ------
         Total current liabilities..........................      620          672
                                                               ------       ------
Long-term debt..............................................    1,355        1,354
                                                               ------       ------
Other
  Deferred income taxes.....................................    1,167        1,144
  Other.....................................................      234          292
                                                               ------       ------
                                                                1,401        1,436
                                                               ------       ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $5 per share; authorized 300
    shares; issued 208 shares...............................       --           --
  Additional paid-in capital................................    1,405        1,405
  Retained earnings.........................................      432          337
                                                               ------       ------
         Total stockholder's equity.........................    1,837        1,742
                                                               ------       ------
         Total liabilities and stockholder's equity.........   $5,213       $5,204
                                                               ======       ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2001       2000
                                                              ------      -----
Cash flows from operating activities
  Net income................................................   $95        $ 86
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............    66          69
     Undistributed earnings of unconsolidated affiliates....    (7)         (6)
     Deferred income tax expense............................    31          36
  Working capital changes, net of non-cash transactions.....    (9)        (45)
  Other.....................................................   (65)         26
                                                               ---        ----
          Net cash provided by operating activities.........   111         166
                                                               ---        ----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............   (96)        (56)
  Additions to investments..................................    (8)         --
  Net change in other affiliated advances receivable........    24         442
  Other.....................................................     1          (3)
                                                               ---        ----
          Net cash provided by (used in) investing
           activities.......................................   (79)        383
                                                               ---        ----
Cash flows from financing activities
  Net repayments of commercial paper........................   (47)       (514)
  Net change in other affiliated advances payable...........    15         (35)
                                                               ---        ----
          Net cash used in financing activities.............   (32)       (549)
                                                               ---        ----
Net change in cash and cash equivalents.....................    --          --
Cash and cash equivalents
  Beginning of period.......................................     4           4
                                                               ---        ----
  End of period.............................................   $ 4        $  4
                                                               ===        ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of June 30, 2001, and for the quarters and six months ended June 30, 2001 and 2000, are unaudited. The balance sheet as of December 31, 2000, is derived from the audited balance sheet included in our Annual Report on Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

2. DEBT AND OTHER CREDIT FACILITIES

     At June 30, 2001, our weighted average interest rate on short-term borrowings was 4.6%, and at December 31, 2000, it was 7.6%. We had the following short-term borrowings:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                                   (IN MILLIONS)
Commercial paper............................................    $168         $215
                                                                ====         ====

     In June 2001, El Paso Corporation replaced its $2 billion, 364-day revolving credit facility with a renewable $3 billion, 364-day revolving credit and competitive advance facility. We are a designated borrower under this facility and, as such, are liable for any amounts outstanding under this facility. The interest rate varies and was LIBOR plus 50 basis points at June 30, 2001. No amounts were outstanding under this facility at June 30, 2001.

     As of June 30, 2001, we have $200 million of capacity remaining under our shelf registration statement on file with the Securities and Exchange Commission.

3. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In February 1998, the United States and the state of Texas filed in a U.S. District Court a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against 14 companies, including us and some of our current and former affiliates, related to the Sikes Disposal Pits Superfund Site located in Harris County, Texas. The suit claims that the United States and the state of Texas have spent over $125 million in remediating Sikes and seeks to recover that amount plus interest from the defendants to the suit. The Environmental Protection Agency (EPA) has recently indicated that it may seek an additional amount up to $30 million, plus interest, in indirect costs from the defendants under a new cost allocation methodology. Defendants are challenging this allocation policy. Although an investigation relating to Sikes is ongoing, we believe that the amount of material, if any, disposed at Sikes by us was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring. Settlement discussions are ongoing.

     In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). In May 2001, the court denied the defendants' motions to dismiss.

     We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint, and has now been sent back to Kansas State Court for further proceedings.

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that we discharged pollutants into the waters of the state and disposed of polychlorinated biphenyls (PCBs) without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs, and a civil penalty. We entered into agreed orders with the agency to resolve many of the issues raised in the original allegations and received water discharge permits from the agency for our Kentucky compressor stations. The relevant Kentucky compressor stations are being characterized and remediated under a 1994 consent order with the EPA.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2001, we had a reserve of approximately $96 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $83 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with clean air regulations.

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

     In May 1995, following negotiations with our customers, we filed a Stipulation and Agreement (the Environmental Stipulation) with the Federal Energy Regulatory Commission (FERC) that established a mechanism for recovering a substantial portion of the environmental costs identified in our internal project. The Environmental Stipulation was effective July 1, 1995, and all amounts have been collected from customers. Refunds may be required to the extent actual eligible expenditures are less than amounts collected.

     We are a party in proceedings involving federal and state authorities regarding the past use of a lubricant containing PCBs in our starting air systems. We executed a consent order in 1994 with the EPA governing the remediation of relevant compressor stations and are working with the EPA and the relevant states regarding those remediation activities. We are also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2001, we have estimated our share of the remediation costs at these sites to be between approximately $1 million and $2 million and have provided reserves that we believe are adequate for such costs. Since the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results, or cash flows.

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

  Rates and Regulatory Matters

     In April 1997, FERC approved the settlement of all issues related to the recovery of our Gas Supply Realignment (GSR) and other transition costs. Under the agreement, we are entitled to collect up to $770 million from our customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. Our final GSR report was approved by the FERC on May 16, 2001. In June 2001, $31 million of the amount collected through the demand surcharge was refunded to our firm transportation contract customers. As of June 30, 2001, $56 million of the interruptible transportation surcharge had been collected. There is no time limit for collection of the remaining interruptible transportation surcharge. This agreement also provides for a rate case moratorium that expired November 2000 and an escalating rate cap, indexed to inflation, through October 2005, for some of our customers.

     Our current tariff structure was established through a settlement approved by FERC in October 1996. This settlement included a rate design change that resulted in a larger portion of our transportation revenues being dependent on throughput. Following this settlement, one of our competitors filed an appeal arguing that our cost allocation methodology deters the development of market centers. On August 11, 2000, we and that competitor jointly filed a proposed settlement to resolve this issue. The settlement provided for a discount on the transportation rates for receipts at the interconnect shared by us and them. On October 17, 2000, an Administrative Law Judge certified the settlement and submitted the settlement to FERC for approval. On February 8, 2001, FERC issued an order approving the settlement. On April 11, 2001, FERC issued an order granting our request for clarification on their February 8, 2001 order, and no requests for rehearing were filed on the clarification.

     We have over 500 contracts with more than 200 different customers for firm transportation to various points on our system, with terms varying from one month to over 10 years. Our portfolio of firm contracts has an average term in excess of 5 years. Our business has shifted from a traditional dependence solely on long-term contracts into a portfolio approach which balances short-term opportunities with long-term commitments. This shift is due to changes in market conditions and competition driven by state utility deregulation, local distribution company mergers, new supply sources, volatility in gas prices, demand in short-term capacity, and new markets in power plants. These changes will create uncertainty in our transportation business; however, they will provide more opportunities for us in marketing our system to new growth segments such as gas-fired electric generation.

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

4. TRANSACTIONS WITH RELATED PARTIES

     We participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had borrowed $15 million at June 30, 2001, at a market rate of interest which was 4.2%. At December 31, 2000, we had advanced $34 million. In addition, we had notes receivable from other related parties of $18 million at June 30, 2001, and $9 million at December 30, 2000.

     At June 30, 2001, we had accounts receivable from other related parties of $36 million and $17 million at December 31, 2000. In addition, we had accounts payable to other related parties of $21 million at June 30, 2001, versus $18 million at December 31, 2000. These balances were incurred in the normal course of business.

5. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Business Combinations

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. This statement requires that all transactions that fit the definition of a business combination be accounted for using the purchase method and prohibits the use of the pooling of interests method for all business combinations initiated after June 30, 2001. This statement also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary item. This standard will have an impact on any business combination we undertake in the future. We are currently evaluating the effects of this pronouncement on our historical financial statements.

  Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized but intermittently tested for impairment at least on an annual basis. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the most significant of which is January 1, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for Asset Retirement Obligations

     In July 2001, the FASB approved for issuance SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to the present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of those results for the quarters and six months ended June 30:

                                                               QUARTER ENDED      SIX MONTHS ENDED
                                                             -----------------   -------------------
                                                              2001      2000       2001       2000
                                                             -------   -------   --------   --------
                                                              (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues.........................................  $  170    $  185     $  384     $  381
Operating expenses.........................................    (101)     (105)      (203)      (216)
Other income...............................................       7         4         12         11
                                                             ------    ------     ------     ------
  Earnings before interest and income taxes................  $   76    $   84     $  193     $  176
                                                             ======    ======     ======     ======
Throughput volumes (BBtu/d)(1).............................   4,111     4,027      4,589      4,447
                                                             ======    ======     ======     ======

---------------

(1) BBtu/d means billion British thermal units per day.

  Second Quarter 2001 Compared to Second Quarter 2000

     Operating revenues for the quarter ended June 30, 2001, were $15 million lower than the same period in 2000. The decrease was due to lower 2001 revenues resulting from contract remarketing during 2000 and lower rates on throughput in 2001 as a result of a higher proportion of short versus long hauls compared to 2000. Also contributing to the decrease were contract quantity reductions or cancellations on our pipeline system by customers of East Tennessee Natural Gas Company resulting from the FTC's order to El Paso to sell its East Tennessee system in the first quarter of 2000. Partially offsetting the decrease was the impact of higher prices on sales of excess natural gas in 2001.

     Operating expenses for the quarter ended June 30, 2001, were $4 million lower than the same period in 2000. The decrease was due to lower depreciation expenses resulting from the retirement of assets and lower corporate allocations and operating expenses as a result of cost savings following El Paso's merger with The Coastal Corporation in January 2001.

  Six Months Ended 2001 Compared to Six Months Ended 2000

     Operating revenues for the six months ended June 30, 2001, were $3 million higher than the same period in 2000. The increase was due to the impact of higher prices on sales of excess natural gas in 2001, partially offset by lower 2001 revenues resulting from contract remarketing during 2000, lower rates on throughput in 2001 as a result of a higher proportion of short versus long hauls compared to 2000, and contract quantity reductions or cancellations on our pipeline system by customers of East Tennessee.

     Operating expenses for the six months ended June 30, 2001, were $13 million lower than the same period in 2000. The decrease was due to lower project development costs, lower depreciation expenses resulting from the retirement of assets, and lower corporate allocations and operating expenses as a result of cost savings following El Paso's merger with Coastal.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter ended June 30, 2001, was $2 million higher than the same period in 2000 primarily due to increased commercial paper activities in the second quarter of 2001 offset by lower short-term interest rates.

     Non-affiliated interest and debt expense for the six months ended June 30, 2001, was $4 million lower than the same period in 2000 primarily due to lower average commercial paper activities for the first six months of 2001, lower short-term interest rates in 2001, and increased capitalized interest due to higher capital project expenditures in 2001.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter and six months ended June 30, 2001, was $2 million and $14 million lower than the same periods in 2000 due to lower short-term interest rates and decreased average advances to El Paso in 2001 under our cash management program.

INCOME TAXES

     The income tax expenses for the quarters ended June 30, 2001 and 2000, were $13 million and $20 million, resulting in effective tax rates of 27 percent and 33 percent. The income tax expenses for the six months ended June 30, 2001 and 2000, were $41 million and $43 million, resulting in effective tax rates of 30 percent and 33 percent. Our effective tax rates were different than the statutory rate of 35 percent in all periods primarily due to state income taxes.

OTHER

     In February 2001, we received and accepted a FERC order issuing a certificate for the Stagecoach Expansion project. The project will connect the Stagecoach Storage Field in Tioga County, New York, to our mainline at our compressor station 319 in Bradford County, Pennsylvania. The new lateral will consist of 23.7 miles of pipe and have a capacity of 500 million cubic feet per day (MMcf/d). In addition, the project will expand our 300 Line to provide 90 MMcf/d of firm transportation service from station 319 to its interconnect with New Jersey Natural in Passaic, New Jersey. The cost of these facilities is estimated to be $80 million, and the facilities are planned to be completed November 1, 2001 subject to the timely receipt of remaining permits and regulatory approvals. During the quarter ended June 30, 2001, $12 million was spent on the Stagecoach Expansion project. Total year to date expenditures have been $15 million.

     In June 2001, we purchased an additional 11 percent interest in the Portland Natural Gas Transmission partnership from two exiting partners for a purchase price of approximately $9 million. This purchase increased our ownership interest from approximately 19 percent to approximately 30 percent.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

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

        EXHIBIT
        NUMBER                            DESCRIPTION
        -------                           -----------
        *10.A     -- $3,000,000,000 364-Day Revolving Credit and Competitive
                  Advance Facility Agreement, dated as of June 11, 2001, by
                     and among El Paso Corporation, El Paso Natural Gas
                     Company, Tennessee Gas Pipeline Company, the several
                     banks and other financial institutions from time to time
                     parties to the Agreement, The Chase Manhattan Bank, ABN
                     Amro Bank, N.V., and Citibank, N.A., as co-documentation
                     agents for the Lenders, and Bank of America, N.A. and
                     Credit Suisse First Boston, as co-syndication agents for
                     the Lenders.

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

                                            TENNESSEE GAS PIPELINE COMPANY

Date: August 10, 2001                              /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President
                                                and Chief Financial Officer

Date: August 10, 2001                             /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.A           -- $3,000,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement, dated as of June 11, 2001, by
                            and among El Paso Corporation, El Paso Natural Gas
                            Company, Tennessee Gas Pipeline Company, the several
                            banks and other financial institutions from time to time
                            parties to the Agreement, The Chase Manhattan Bank, ABN
                            Amro Bank, N.V., and Citibank, N.A., as co-documentation
                            agents for the Lenders, and Bank of America, N.A. and
                            Credit Suisse First Boston, as co-syndication agents for
                            the Lenders.