Form 10-Q
period 2001-09-30
TENNESSEE GAS PIPELINE CO
filed 2001-11-13
CIK 97142

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Common stock, par value $5 per share. Shares outstanding on November 6, 2001: 208

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                         QUARTER ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                         --------------      -----------------
                                                         2001      2000      2001        2000
                                                         ----      ----      -----       -----
Operating revenues.....................................  $156      $179      $540        $560
                                                         ----      ----      ----        ----
Operating expenses
  Operation and maintenance............................    57        53       169         177
  Depreciation, depletion and amortization.............    32        33        98         102
  Taxes, other than income taxes.......................     9        11        34          34
                                                         ----      ----      ----        ----
                                                           98        97       301         313
                                                         ----      ----      ----        ----
Operating income.......................................    58        82       239         247
                                                         ----      ----      ----        ----
Other income
  Earnings from unconsolidated affiliates..............     2         2        10           8
  Other, net...........................................     2         2         6           7
                                                         ----      ----      ----        ----
                                                            4         4        16          15
                                                         ----      ----      ----        ----
Income before interest and income taxes................    62        86       255         262
                                                         ----      ----      ----        ----
Non-affiliated interest and debt expense...............    27        28        84          89
Affiliated interest income, net........................    --        (1)       --         (15)
Income taxes...........................................    15        19        56          62
                                                         ----      ----      ----        ----
                                                           42        46       140         136
                                                         ----      ----      ----        ----
Net income.............................................  $ 20      $ 40      $115        $126
                                                         ====      ====      ====        ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                          ASSETS

Current assets
  Cash and cash equivalents.................................     $    4          $    4
  Accounts and notes receivable, net
    Customer................................................        124             210
    Affiliates..............................................        128              60
    Other...................................................        110              98
  Materials and supplies....................................         22              19
  Other.....................................................         22              26
                                                                 ------          ------
         Total current assets...............................        410             417
                                                                 ------          ------
Property, plant and equipment, at cost......................      2,807           2,612
Less accumulated depreciation, depletion and amortization...        415             347
                                                                 ------          ------
                                                                  2,392           2,265
Additional acquisition cost assigned to utility plant,
  net.......................................................      2,276           2,292
                                                                 ------          ------
         Total property, plant and equipment, net...........      4,668           4,557
                                                                 ------          ------
Other assets
  Investments in unconsolidated affiliates..................        152             135
  Other.....................................................         74              95
                                                                 ------          ------
                                                                    226             230
                                                                 ------          ------
         Total assets.......................................     $5,304          $5,204
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
    Trade...................................................     $  140          $  198
    Affiliates..............................................          3              18
    Other...................................................         35              47
  Short-term borrowings.....................................        353             215
  Taxes payable.............................................         74             124
  Other.....................................................         79              70
                                                                 ------          ------
         Total current liabilities..........................        684             672
                                                                 ------          ------
Long-term debt..............................................      1,355           1,354
                                                                 ------          ------
Other
  Deferred income taxes.....................................      1,176           1,144
  Other.....................................................        230             292
                                                                 ------          ------
                                                                  1,406           1,436
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $5 per share; authorized 300
    shares; issued 208 shares...............................         --              --
  Additional paid-in capital................................      1,407           1,405
  Retained earnings.........................................        452             337
                                                                 ------          ------
         Total stockholder's equity.........................      1,859           1,742
                                                                 ------          ------
         Total liabilities and stockholder's equity.........     $5,304          $5,204
                                                                 ======          ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2001        2000
                                                              ------      ------
Cash flows from operating activities
  Net income................................................  $ 115       $ 126
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     98         102
     Undistributed earnings of unconsolidated affiliates....    (10)         (8)
     Deferred income tax expense............................     39           6
  Working capital changes, net of non-cash transactions.....   (125)       (106)
  Non-working capital changes and other.....................    (72)          6
                                                              -----       -----
          Net cash provided by operating activities.........     45         126
                                                              -----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (177)       (122)
  Additions to investments..................................     (9)         --
  Net change in other affiliated advances receivable........      4         447
  Other.....................................................     (1)         (9)
                                                              -----       -----
          Net cash provided by (used in) investing
           activities.......................................   (183)        316
                                                              -----       -----
Cash flows from financing activities
  Net borrowings (repayments) of commercial paper...........    138        (484)
  Net change in other affiliated advances payable...........     --          42
                                                              -----       -----
          Net cash provided by (used in) financing
           activities.......................................    138        (442)
                                                              -----       -----
Net change in cash and cash equivalents.....................     --          --
Cash and cash equivalents
  Beginning of period.......................................      4           4
                                                              -----       -----
  End of period.............................................  $   4       $   4
                                                              =====       =====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of September 30, 2001, and for the quarters and nine months ended September 30, 2001 and 2000, are unaudited. The balance sheet as of December 31, 2000, is derived from the audited balance sheet included in our Annual Report on Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

2. DEBT AND OTHER CREDIT FACILITIES

     At September 30, 2001, our weighted average interest rate on short-term borrowings was 3.6%, and at December 31, 2000, it was 7.6%. We had the following short-term borrowings:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                                     (IN MILLIONS)
Commercial paper............................................      $353            $215
                                                                  ====            ====

     In June 2001, El Paso Corporation replaced its $2 billion, 364-day revolving credit facility with a renewable $3 billion, 364-day revolving credit and competitive advance facility. We are a designated borrower under this facility and, as such, are liable for any amounts outstanding under this facility. The interest rate varies and was based on the London InterBank Offered Rate (LIBOR) plus 50 basis points at September 30, 2001. No amounts were outstanding under this facility at September 30, 2001.

     As of September 30, 2001, we have $200 million of capacity remaining under our shelf registration statement on file with the Securities and Exchange Commission.

3. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In February 1998, the United States and the state of Texas filed in a U.S. District Court a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against 14 companies, including us and some of our current and former affiliates, related to the Sikes Disposal Pits Superfund Site located in Harris County, Texas. Plaintiffs, defendants and most of the third-party defendants, including our current and former affiliates, have reached a settlement reflected in a consent decree lodged in the district court on September 20, 2001. If the consent decree is approved by the court, the plaintiffs will be reimbursed $120 million plus interest since June 2001, and the defendants and settling third-party defendants will receive releases and contribution protection. The settlement will not have a material adverse effect on our financial position, operating results or cash flows. The remaining contribution claims by the defendants against the non-settlement third-party defendants are scheduled for trial in late 2001.

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

     We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to Kansas State Court for further proceedings. A motion to dismiss this case is pending.

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that we discharged pollutants into the waters of the state and disposed of polychlorinated biphenyls (PCBs) without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs and a civil penalty. We entered into agreed orders with the agency to resolve many of the issues raised in the original allegations and received water discharge permits from the agency for our Kentucky compressor stations. The relevant Kentucky compressor stations are being characterized and remediated under a 1994 consent order with the Environmental Protection Agency (EPA).

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, we do not expect the ultimate resolution of these matters to have a material adverse effect on our ongoing financial position, operating results or cash flows.

  Environmental

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2001, we had a reserve of approximately $94 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $83 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with clean air regulations.

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

     In May 1995, following negotiations with our customers, we filed a stipulation and agreement with the Federal Energy Regulatory Commission (FERC) that established a mechanism for recovering a substantial portion of the environmental costs identified in our internal project. The stipulation and agreement was effective July 1, 1995, and most of the amounts have been collected from customers. Refunds may be required to the extent actual eligible expenditures are less than amounts collected.

     We are a party in proceedings involving federal and state authorities regarding the past use of PCBs in our starting air systems. We executed a consent order in 1994 with the EPA governing the remediation of relevant compressor stations and are working with the EPA and the relevant states regarding those remediation activities. We are also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2001, we have estimated our share of the remediation costs at these sites to be between approximately $1 million and $2 million and have provided reserves that we believe are adequate for such costs. Since the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results or cash flows.

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

  Rates and Regulatory Matters

     In April 1997, FERC approved the settlement of all issues related to the recovery of our Gas Supply Realignment (GSR) and other transition costs. Under the agreement, we are entitled to collect up to $770 million from our customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. Our final GSR report was approved by the FERC on May 16, 2001. In June 2001, $31 million of the amount collected through the demand surcharge was refunded to our firm transportation contract customers. As of September 30, 2001, $57 million of the interruptible transportation surcharge had been collected. There is no time limit for collection of the remaining interruptible transportation surcharge. This agreement also provides for a rate case moratorium that expired November 2000 and an escalating rate cap, indexed to inflation, through October 2005, for some of our customers.

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

     We have approximately 500 contracts with more than 200 different customers for firm transportation to various points on our system, with terms varying from one month to over 10 years. Our portfolio of firm contracts has an average term in excess of 4 years. Our business has shifted from a traditional dependence solely on long-term contracts into a portfolio approach which balances short-term opportunities with long-term commitments. This shift is due to changes in market conditions and competition driven by state utility deregulation, local distribution company mergers, new supply sources, volatility in gas prices, demand in short-term capacity and new markets in power plants. These changes will create uncertainty in our transportation business; however, they will provide more opportunities for us in marketing our system to new growth segments such as gas-fired electric generation.

     In September 2001, FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by FERC, would dictate how all our energy affiliates conduct business and interact with our interstate pipelines. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     We apply regulatory accounting principles to account for our operations and activities. We will continue to evaluate the appropriate application of these principles as there are ongoing changes in the regulatory and economic environment. Factors that may influence this assessment are:

     - inability to recover cost increases due to rate caps and rate case moratoriums;

     - inability to recover capitalized costs, including an adequate return on those costs through the ratemaking process;

     - excess capacity;

     - discounting rates in the markets we serve; and

     - impacts of ongoing initiatives in, and deregulation of, the natural gas industry.

     While we cannot predict with certainty the final outcome or timing of the resolution of all of our rates and regulatory matters, we believe the ultimate resolution of these issues, based on information known to date, will not have a material adverse effect on our financial position, results of operations or cash flows.

4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     In June 2001, we purchased an additional 11 percent interest in the Portland Natural Gas Transmission partnership from two exiting partners for a purchase price of approximately $9 million. This purchase increased our ownership interest from approximately 19 percent to approximately 30 percent.

5. TRANSACTIONS WITH RELATED PARTIES

     We participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $15 million at September 30, 2001, at a market rate of interest which was 3.7%. At December 31, 2000, we had advanced $34 million. In addition, we had notes receivable from other related parties of $23 million at September 30, 2001, and $9 million at December 31, 2000.

     We had accounts receivable from other related parties of $90 million at September 30, 2001, and $17 million at December 31, 2000. In addition, we had accounts payable to other related parties of $3 million at September 30, 2001, versus $18 million at December 31, 2000. These balances were incurred in the normal course of business.

6. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

  Accounting for Asset Retirement Obligations

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of this pronouncement.

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

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of those results for the quarters and nine months ended September 30:

                                                               QUARTER ENDED      NINE MONTHS ENDED
                                                             -----------------   -------------------
                                                              2001      2000       2001       2000
                                                             -------   -------   --------   --------
                                                              (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues.........................................  $  156    $  179     $  540     $  560
Operating expenses.........................................     (98)      (97)      (301)      (313)
Other income...............................................       4         4         16         15
                                                             ------    ------     ------     ------
  Earnings before interest and income taxes................  $   62    $   86     $  255     $  262
                                                             ======    ======     ======     ======
Throughput volumes (BBtu/d)(1).............................   4,196     4,038      4,468      4,262
                                                             ======    ======     ======     ======

---------------

(1) BBtu/d means billion British thermal units per day.

  Third Quarter 2001 Compared to Third Quarter 2000

     Operating revenues for the quarter ended September 30, 2001, were $23 million lower than the same period in 2000. The decrease was due to lower 2001 revenues resulting from contract remarketing during 2000 and lower sales of excess natural gas in 2001 as a result of lower recovered volumes and lower natural gas prices.

     Operating expenses for the quarter ended September 30, 2001, were $1 million higher than the same period in 2000. The increase was due to higher electric compression costs in 2001 and lower project development costs in 2000, partially offset by lower ad valorem taxes in 2001.

  Nine Months Ended 2001 Compared to Nine Months Ended 2000

     Operating revenues for the nine months ended September 30, 2001, were $20 million lower than the same period in 2000. The decrease was due to lower 2001 revenues resulting from contract remarketing during 2000 and lower transportation revenues on throughput in 2001 as a result of higher proportion of short versus long hauls compared to 2000. Also contributing to the decrease were contract quantity reductions or cancellations on our pipeline system by customers of East Tennessee Natural Gas Company resulting from the Federal Trade Commission ordered sale of the East Tennessee system in the first quarter of 2000. Partially offsetting the decrease were the favorable resolution of issues related to natural gas purchase contracts in 2001, higher sales of excess natural gas during the first nine months of 2001 and higher revenues from other transportation services.

     Operating expenses for the nine months ended September 30, 2001, were $12 million lower than the same period in 2000. The decrease was due to lower corporate allocations and operating expenses as a result of cost savings following El Paso Corporation's merger with The Coastal Corporation, decreased depreciation expense resulting from the retirement of assets and lower project development costs. The decrease was partially offset by higher electric compression costs in 2001.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter and nine months ended September 30, 2001, was $1 million and $5 million lower than the same period in 2000 primarily due to increased capitalized interest due to higher capital project expenditures in 2001 and lower short-term rates on commercial borrowings in 2001.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter and nine months ended September 30, 2001, was $1 million and $15 million lower than the same periods in 2000 due to lower short-term interest rates and decreased average advances to El Paso in 2001 under our cash management program.

INCOME TAXES

     The income tax expense for the quarters ended September 30, 2001 and 2000, were $15 million and $19 million, resulting in effective tax rates of 43 percent and 32 percent. The income tax expense for the nine months ended September 30, 2001 and 2000, were $56 million and $62 million, resulting in effective tax rates of 33 percent for both periods. Our effective tax rates were different than the statutory rate of 35 percent in all periods primarily due to state income taxes.

OTHER

     In February 2001, we received and accepted a FERC order issuing a certificate for the Stagecoach Expansion project. The project will connect the Stagecoach Storage Field in Tioga County, New York, to our mainline at our compressor station 319 in Bradford County, Pennsylvania. The new lateral will consist of 23.7 miles of pipe and have a capacity of 500 million cubic feet per day (MMcf/d). In addition, the project will expand our 300 Line to provide 90 MMcf/d of firm transportation service from station 319 to its interconnect with New Jersey Natural in Passaic, New Jersey. The cost of these facilities is estimated to be $80 million, with an anticipated in-service date of December 2001. During the quarter ended September 30, 2001, $10 million was spent on the Stagecoach Expansion project. Total year to date expenditures have been $25 million.

     In October, we announced the development of our Blue Atlantic Transmission System. This pipeline project consists of approximately 750 miles of 36-inch pipe designed to carry up to 1 billion cubic feet of gas per day. The pipeline will follow a sub-sea route from an anticipated production area offshore on the Scotian shelf, make landfall on the Southern coast of Nova Scotia, then continue sub-sea to landing points in the New York and New Jersey areas. Current cost estimates are approximately $2 billion and current expenditures to date are under $1 million. All necessary regulatory filings are anticipated to be made by year-end 2002 with a fourth quarter 2005 in-service date.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 6, which is incorporated herein by reference.

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

                                            TENNESSEE GAS PIPELINE COMPANY

Date: November 13, 2001                            /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                                 (Chief Accounting Officer)