Form 10-Q
period 2002-03-31
TENNESSEE GAS PIPELINE CO
filed 2002-05-15
CIK 97142

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Common Stock, par value $5 per share. Shares outstanding on May 15, 2002:
208

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2002      2001
                                                              ----      ----
Operating revenues..........................................  $188      $214
                                                              ----      ----
Operating expenses
  Operation and maintenance.................................    60        56
  Depreciation, depletion and amortization..................    36        33
  Taxes, other than income taxes............................    13        13
                                                              ----      ----
                                                               109       102
                                                              ----      ----
Operating income............................................    79       112
                                                              ----      ----
Other income
  Earnings from unconsolidated affiliates...................     5         5
  Other, net................................................     1        --
                                                              ----      ----
                                                                 6         5
                                                              ----      ----
Income before interest, income taxes and other charges......    85       117
                                                              ----      ----
Non-affiliated interest and debt expense....................    28        28
Affiliated interest (income) expense, net...................    (2)        1
Income taxes................................................    17        28
                                                              ----      ----
                                                                43        57
                                                              ----      ----
Income before cumulative effect of accounting change........    42        60
                                                              ----      ----
Cumulative effect of accounting change, net of income
  taxes.....................................................    10        --
                                                              ----      ----
Net income..................................................  $ 52      $ 60
                                                              ====      ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                2002           2001
                                                              ---------    ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $    4         $    4
  Accounts and notes receivable, net
    Customer................................................       75             78
    Affiliates..............................................      314            196
    Other...................................................      127            121
  Materials and supplies....................................       23             22
  Deferred income taxes.....................................       88             90
  Other.....................................................       13             14
                                                               ------         ------
         Total current assets...............................      644            525
                                                               ------         ------
Property, plant and equipment, at cost......................    2,931          2,923
  Less accumulated depreciation, depletion and
    amortization............................................      430            417
                                                               ------         ------
                                                                2,501          2,506
  Additional acquisition cost assigned to utility plant, net
    of accumulated amortization.............................    2,263          2,271
                                                               ------         ------
         Total property, plant and equipment, net...........    4,764          4,777
                                                               ------         ------
Other assets
  Investments in unconsolidated affiliates..................      170            155
  Other.....................................................       66             70
                                                               ------         ------
                                                                  236            225
                                                               ------         ------
         Total assets.......................................   $5,644         $5,527
                                                               ======         ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
    Trade...................................................   $  100         $  137
    Affiliates..............................................       12             30
    Other...................................................       53             37
  Short-term borrowings.....................................      527            424
  Taxes payable.............................................      100             99
  Other.....................................................       87             74
                                                               ------         ------
         Total current liabilities..........................      879            801
                                                               ------         ------
Long-term debt..............................................    1,356          1,356
                                                               ------         ------
Other liabilities
  Deferred income taxes.....................................    1,255          1,243
  Other.....................................................      201            226
                                                               ------         ------
                                                                1,456          1,469
                                                               ------         ------

Commitments and contingencies

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
    shares; issued 208 shares...............................       --            --
  Additional paid-in capital................................    1,410          1,410
  Retained earnings.........................................      543            491
                                                               ------         ------
         Total stockholder's equity.........................    1,953          1,901
                                                               ------         ------
         Total liabilities and stockholder's equity.........   $5,644         $5,527
                                                               ======         ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                              2002       2001
                                                              -----      ----
Cash flows from operating activities
  Net income................................................  $  52      $ 60
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     36        33
     Undistributed earnings of unconsolidated affiliates....     (5)       (5)
     Deferred income tax expense............................     15         4
     Cumulative effect of accounting change.................    (10)       --
  Working capital changes...................................    (28)      (37)
  Non-working capital changes and other.....................     (8)      (12)
                                                              -----      ----
          Net cash provided by operating activities.........     52        43
                                                              -----      ----
Cash flows from investing activities
  Additions to property, plant and equipment................    (35)      (32)
  Net change in affiliated advances receivable..............   (120)      (52)
  Other.....................................................     --         2
                                                              -----      ----
          Net cash used in investing activities.............   (155)      (82)
                                                              -----      ----
Cash flows from financing activities
  Net borrowings of commercial paper........................    103        39
                                                              -----      ----
          Net cash provided by financing activities.........    103        39
                                                              -----      ----
Net change in cash and cash equivalents.....................     --        --
Cash and cash equivalents
  Beginning of period.......................................      4         4
                                                              -----      ----
  End of period.............................................  $   4      $  4
                                                              =====      ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2001 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of March 31, 2002, and for the quarters ended March 31, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001, is derived from the audited balance sheet filed in our Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for a cumulative effect of accounting change, which is discussed below), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

  Cumulative Effect of Accounting Change

     On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that upon adoption of SFAS No. 142, any negative goodwill should be written off as a cumulative effect of a change in accounting. Prior to adoption of the standards, we had negative goodwill associated with an investment in an unconsolidated affiliate that we amortized using the straight-line method. As a result of our adoption of these standards on January 1, 2002, we recognized a $10 million gain, net of income taxes, related to the write-off of this negative goodwill as a cumulative effect of an accounting change in our income statement. The amortization of this negative goodwill did not have a material impact on our reported income for the first quarter of 2001 and would not have had a material impact on our reported income for the first quarter of 2002 had we not adopted these standards in 2002.

  Asset Impairments

     On January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of this statement supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. There was no initial financial statement impact of adopting this standard.

2. DEBT AND OTHER CREDIT FACILITIES

     We had $527 million in commercial paper at March 31, 2002, and $424 million at December 31, 2001. Our weighted average interest rate on our commercial paper was 2.7% at March 31, 2002, and at December 31, 2001, it was 3.2%.

3. COMMITMENTS AND CONTINGENCIES

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

     In addition, we and our subsidiaries are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter and possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we make the necessary accruals. As new information becomes available, our estimates may change. The impact of these changes may have a material effect on our results of operations. As of March 31, 2002, we had reserves of approximately $14 million for all outstanding legal matters.

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date and our existing accruals, we do not expect the ultimate resolution of these matters will have a material adverse effect on our on-going financial position, operating results or cash flows.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2002, we had a reserve of approximately $89 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $81 million in the aggregate for the years 2002 through 2007. These expenditures primarily relate to compliance with clean air regulations.

     Since 1988, we have been engaged in an internal project to identify and deal with the presence of polychlorinated biphenyls (PCBs) and other substances, including those on the Environmental Protection Agency (EPA) List of Hazardous Substances, at compressor stations and other facilities we operate. While conducting this project, we have been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, to ensure that our efforts meet regulatory requirements. We executed a consent order in 1994 with the EPA, governing the remediation of the relevant compressor stations and are working with the EPA, and the relevant states regarding those remediation activities. We are also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations.

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that we discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs and a civil penalty. We entered into agreed orders with the agency to resolve many of the issues raised in the complaint and received water discharge permits from the agency for our Kentucky compressor stations. The relevant Kentucky compressor stations are being characterized and remediated under the 1994 consent order with the EPA. Despite these remediation efforts, the agency may raise additional technical issues or require additional remediation work in the future.

     In May 1995, following negotiations with our customers, we filed a stipulation and agreement with the Federal Energy Regulatory Commission (FERC) that established a mechanism for recovering a substantial portion of the environmental costs identified in our internal remediation project. The stipulation and agreement was effective July 1, 1995. Refunds may be required to the extent actual eligible expenditures are less than amounts collected.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to one active site under the Comprehensive Environmental Response, Compensation and Liability Act

(CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2002, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million and have provided reserves that we believe are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that based on our existing reserves, and information known to date, the impact of the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results or cash flows.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based on our evaluation and experience to date, we believe the recorded reserves are adequate.

  Rates and Regulatory Matters

     In February 2000, the FERC issued Order No. 637 which revised regulations regarding capacity release, capacity segmentation, imbalance management services, operational flow orders and pipeline penalties. We filed our compliance proposals on August 15, 2000, as modified on April 6, 2001, and we received an order on compliance from the FERC on April 3, 2002. Although most of our compliance proposals were accepted, the FERC rejected our proposals regarding overlapping capacity segments, discounting and elevation of firm secondary priority to primary. We are seeking rehearing and will make another compliance filing subject to the outcome of our hearing request.

     In 1997, the FERC approved the settlement of all issues related to the recovery of our Gas Supply Realignment (GSR) and other transition costs. Under the agreement, we are entitled to collect up to $770 million from our customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. Our final GSR report was approved by the FERC on May 16, 2001. In June 2001, $31 million of the amount collected through the demand surcharge was refunded to our firm transportation contract customers. As of March 31, 2002, $60 million of the interruptible transportation surcharge had been collected. There is no time limit for collection of the remaining interruptible transportation surcharge. This agreement also provides for a rate case moratorium that expired November 2000 and an escalating rate cap, indexed to inflation, through October 2005, for some of our customers.

     In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. In April 2002, the FERC Staff issued a notice of a public conference to be held on May 21, 2002, at which interested parties will be given an opportunity to comment further on the NOPR. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     While we cannot predict with certainty the final outcome or the timing of the resolution of all of our rates and regulatory matters discussed above, we believe the ultimate resolution of these issues, based on information known to date, will not have a material adverse effect on our financial position, results of operations or cash flows.

4. RELATED PARTY TRANSACTIONS

     We participate in El Paso Corporation's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $269 million at March 31, 2002, at a market rate of interest which was 1.9%. At December 31, 2001, we had advanced $153 million, at a market rate of interest which was 2.1%. In addition, we had a demand note receivable with El Paso of $33 million at March 31, 2002, at an interest rate of 2.4%. At December 31, 2001, the demand note receivable was $28 million at an interest rate of 2.7%.

     At March 31, 2002 and December 31, 2001, we had other accounts receivable from related parties of $12 million and $15 million. In addition, we had accounts payable to related parties of $12 million and $30 million at March 31, 2002 and December 31, 2001. These balances arose in the normal course of business.

5. NEW ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal costs of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. Capitalized retirement and removal costs will be depreciated over the useful life of the related asset. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our Annual Report on Form 10-K filed March 25, 2002, in addition to the financial statements and notes presented in
Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of these results for the quarters ended March 31:

                                                               2002          2001
                                                              ------        ------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Operating revenues..........................................  $ 188         $ 214
Operating expenses..........................................   (109)         (102)
Other income................................................      6             5
                                                              -----         -----
  Earnings before interest expense and income taxes.........  $  85         $ 117
                                                              =====         =====
Throughput volumes (BBtu/d)(1)..............................  4,840         5,071
                                                              =====         =====

---------------

(1) BBtu/d means billion British thermal units per day.

     Operating revenues for the quarter ended March 31, 2002, were $26 million lower than the same period in 2001. The decrease was primarily due to lower natural gas prices on excess natural gas recoveries, lower transportation revenues from capacity sold under short-term contracts and lower throughput due to milder weather in the first quarter of 2002.

     Operating expenses for the quarter ended March 31, 2002, were $7 million higher than the same period in 2001. The increase was primarily due to higher amortization of additional acquisition cost assigned to utility plant in 2002, higher 2002 corporate overhead allocations and lower project development costs in the first quarter of 2001.

AFFILIATED INTEREST INCOME AND EXPENSE, NET

     Affiliated interest income and expense, net for the quarter ended March 31, 2002, was $3 million higher than the same period in 2001 due primarily to higher interest earned on average advances to El Paso in 2002 under our cash management program.

INCOME TAXES

     Income tax expense for the quarters ended March 31, 2002 and 2001, was $17 million and $28 million, resulting in effective tax rates of 29 percent and 32 percent. Our effective tax rates were different than the statutory rate of 35 percent primarily due to state income taxes.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

                  NEW ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2001, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

                                            TENNESSEE GAS PIPELINE COMPANY

Date: May 15, 2002                             /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director

Date: May 15, 2002                                 /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)