Form 10-Q
period 2002-09-30
TENNESSEE GAS PIPELINE CO
filed 2002-11-14
CIK 97142

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Common Stock, par value $5 per share. Shares outstanding on November 13, 2002: 208

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                        QUARTER ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                       ---------------       -----------------
                                                       2002       2001       2002        2001
                                                       ----       ----       -----       -----
Operating revenues...................................  $180       $156       $533        $540
                                                       ----       ----       ----        ----
Operating expenses
  Operation and maintenance..........................    68         57        202         169
  Depreciation, depletion and amortization...........    38         32        112          98
  Taxes, other than income taxes.....................    11          9         36          34
                                                       ----       ----       ----        ----
                                                        117         98        350         301
                                                       ----       ----       ----        ----
Operating income.....................................    63         58        183         239
Earnings from unconsolidated affiliates..............     2          2         10          10
Other income.........................................     1          2          6           6
Non-affiliated interest and debt expense.............   (34)       (27)       (93)        (84)
Affiliated interest income, net......................     3         --          7          --
                                                       ----       ----       ----        ----
Income before income taxes and cumulative effect of
  accounting change..................................    35         35        113         171
Income taxes.........................................    10         15         32          56
                                                       ----       ----       ----        ----
Income before cumulative effect of accounting
  change.............................................    25         20         81         115
Cumulative effect of accounting change, net of income
  taxes..............................................    --         --         10          --
                                                       ----       ----       ----        ----
Net income...........................................  $ 25       $ 20       $ 91        $115
                                                       ====       ====       ====        ====
Comprehensive income.................................  $ 22       $ 20       $ 88        $115
                                                       ====       ====       ====        ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2002             2001
                                                              -------------    ------------
ASSETS
Current assets
  Cash and cash equivalents.................................     $    4           $    4
  Accounts and notes receivable, net
    Customer................................................        117               78
    Affiliates..............................................        699              196
    Other...................................................        135              121
  Materials and supplies....................................         25               22
  Deferred income taxes.....................................         87               90
  Other.....................................................         14               14
                                                                 ------           ------
         Total current assets...............................      1,081              525
                                                                 ------           ------
Property, plant and equipment, at cost......................      3,012            2,923
  Less accumulated depreciation, depletion and
    amortization............................................        461              417
                                                                 ------           ------
                                                                  2,551            2,506
  Additional acquisition cost assigned to utility plant,
    net.....................................................      2,245            2,271
                                                                 ------           ------
         Total property, plant and equipment, net...........      4,796            4,777
                                                                 ------           ------
Other assets
  Investments in unconsolidated affiliates..................        172              155
  Other.....................................................         57               70
                                                                 ------           ------
                                                                    229              225
                                                                 ------           ------
         Total assets.......................................     $6,106           $5,527
                                                                 ======           ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
    Trade...................................................     $  118           $  137
    Affiliates..............................................          2               30
    Other...................................................         21               37
  Short-term borrowings.....................................         20              424
  Accrued interest..........................................         44               24
  Taxes payable.............................................         69               99
  Other.....................................................         44               50
                                                                 ------           ------
         Total current liabilities..........................        318              801
                                                                 ------           ------
Long-term debt..............................................      1,595            1,356
                                                                 ------           ------
Other liabilities
  Deferred income taxes.....................................      1,269            1,243
  Other.....................................................        204              226
                                                                 ------           ------
                                                                  1,473            1,469
                                                                 ------           ------

Commitments and contingencies

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
    shares; issued 208 shares...............................         --              --
  Additional paid-in capital................................      2,208            1,410
  Retained earnings.........................................        515              491
  Accumulated other comprehensive loss......................         (3)              --
                                                                 ------           ------
         Total stockholder's equity.........................      2,720            1,901
                                                                 ------           ------
         Total liabilities and stockholder's equity.........     $6,106           $5,527
                                                                 ======           ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                              2002        2001
                                                              -----       -----
Cash flows from operating activities
  Net income................................................  $  91       $ 115
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............    112          98
     Undistributed earnings of unconsolidated affiliates....    (10)        (10)
     Deferred income tax expense............................     29          39
     Cumulative effect of accounting change.................    (10)         --
     Other non-cash income items............................     --           1
  Working capital changes...................................   (186)       (148)
  Non-working capital changes and other.....................    (16)        (50)
                                                              -----       -----
          Net cash provided by operating activities.........     10          45
                                                              -----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (134)       (177)
  Additions to investments..................................     --          (9)
  Net disposal of assets....................................    (10)         --
  Net change in affiliated advances receivable..............    300           4
  Other.....................................................     --          (1)
                                                              -----       -----
          Net cash provided by (used in) investing
           activities.......................................    156        (183)
                                                              -----       -----
Cash flows from financing activities
  Net borrowings (repayments) of commercial paper...........   (404)        138
  Net proceeds from the issuance of long-term debt..........    238          --
                                                              -----       -----
          Net cash provided by (used in) financing
           activities.......................................   (166)        138
                                                              -----       -----
Net change in cash and cash equivalents.....................     --          --
Cash and cash equivalents
  Beginning of period.......................................      4           4
                                                              -----       -----
  End of period.............................................  $   4       $   4
                                                              =====       =====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2001 Annual Report on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2002, and for the quarters and nine months ended September 30, 2002 and 2001, are unaudited. We derived the balance sheet as of December 31, 2001, from the audited balance sheet filed in our Form 10-K. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for a cumulative effect of accounting change, which is discussed below), to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not necessarily indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentations. These reclassifications have no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

  Goodwill and Other Intangible Assets

     On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that upon adoption of SFAS No. 142, any negative goodwill should be written off as a cumulative effect of an accounting change. Prior to adoption of the standards, we had negative goodwill associated with our 30 percent investment in Portland Natural Gas Company, that we amortized using the straight-line method. As a result of our adoption of these standards on January 1, 2002, we stopped this amortization, and recognized a pretax and after-tax gain of $10 million related to the write-off of negative goodwill as a cumulative effect of an accounting change. Had we continued to amortize negative goodwill, our reported income for the quarter and nine months ended September 30, 2002, would not have been materially different. In addition, had we applied the amortization provisions of these standards on January 1, 2001, our reported income for the quarter and nine months ended September 30, 2001, would not have been materially different.

  Asset Impairments

     On January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 changed the accounting requirements related to when an asset qualifies as held for sale or as a discontinued operation and the way in which we evaluate assets for impairment. It also changed accounting for discontinued operations such that we can no longer accrue future operating losses in these operations. There was no initial financial statement impact of adopting this statement.

2. ACCOUNTING FOR HEDGING ACTIVITIES

     Our equity investments maintain interest rate hedges of their debt that qualify for cash flow hedging treatment under SFAS No. 133. We record in accumulated other comprehensive income our proportionate share of the amounts recorded in other comprehensive income by our unconsolidated affiliates. As of September 30, 2002, the value of cash flow hedges included in accumulated other comprehensive income was an unrealized loss of $3 million, net of income taxes. This amount will be reclassified to earnings over the terms of the outstanding debt.

     For the quarter and nine months ended September 30, 2002, no ineffectiveness was recorded in earnings on these cash flow hedges.

3. DEBT AND OTHER CREDIT FACILITIES

     At September 30, 2002, we had commercial paper balances of $20 million with a weighted average interest rate of 2.5%, and at December 31, 2001, we had balances of $424 million at 3.2%.

     In May 2002, El Paso Corporation (El Paso), our indirect parent, renewed its $3 billion, 364-day revolving credit and competitive advance facility. We are a designated borrower under this facility and, as such, are liable for any amounts outstanding under this facility. This facility matures in May 2003. In June 2002, El Paso amended its existing $1 billion, 3-year revolving credit and competitive advance facility to permit El Paso to issue up to $500 million in letters of credit and to adjust pricing terms. This facility matures in August 2003, and we are also a designated borrower under this facility and, as such, are liable for any amounts outstanding under this facility. The interest rate under both of these facilities varies based on El Paso's senior unsecured debt rating, and as of September 30, 2002, an initial draw would have had a rate of LIBOR plus 0.625%, and a 0.25% utilization fee for drawn amounts above 25% of the committed amounts. As of September 30, 2002, there were no borrowings outstanding, and $492 million in letters of credit were issued under the $1 billion facility.

     In September 2002, Moody's lowered El Paso's senior unsecured debt rating from Baa2 to Baa3, and in November 2002, Standard and Poor's lowered El Paso's senior unsecured debt rating from BBB to BBB-. As a result of these events, the current interest rate on an initial draw under both of those facilities would be at a rate of LIBOR plus 0.80%, plus a 0.25% utilization fee for drawn amounts above 25% of the committed amounts.

     In June 2002, we issued $240 million aggregate principal amount 8.375% notes due 2032. Proceeds were approximately $238 million, net of issuance costs. As a result of this issuance, we used the remaining capacity on our shelf registration statement on file with the SEC.

4. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value of natural gas produced from royalty properties been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss.

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of gas working interest owners and gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification has been filed and we have filed our response.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of September 30, 2002, we had approximately $4 million accrued for all outstanding legal matters.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2002, we had accrued approximately $95 million, including approximately $88 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and approximately $7 million for related environmental legal costs, which we anticipate incurring through 2027. Below is a reconciliation of our accrued liability as of December 31, 2001 to our accrued liability as of September 30, 2002 (in millions):

Balance as of December 31, 2001.............................  $101
Payments for remediation activities.........................    (6)
                                                              ----
Balance as of September 30, 2002............................  $ 95
                                                              ====

     In addition, we expect to make capital expenditures for environmental matters of approximately $63 million in the aggregate for the years 2002 through 2007. These expenditures primarily relate to compliance with clean air regulations. For the fourth quarter 2002, we estimate that our total expenditures will be approximately $3 million, of which $1 million we estimate will be for capital related expenditures. In addition, approximately $2 million of this amount will be expended under government directed clean-up plans. The remaining $1 million will be self-directed or in connection with facility closure.

     Internal PCB Remediation Project. Since 1988, we have been engaged in an internal project to identify and deal with the presence of polychlorinated biphenyls (PCBs) and other substances, including those on the Environmental Protection Agency's (EPA) List of Hazardous Substances, at compressor stations and other facilities we operate. While conducting this project, we have been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, to ensure that our efforts meet regulatory requirements. We executed a consent order in 1994 with the EPA, governing the remediation of the relevant compressor stations and are working with the EPA and the relevant states regarding those remediation activities. We are also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations.

     Kentucky PCB Project. In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that we discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs and a civil penalty. We entered into agreed orders with the agency to resolve many of the issues raised in the complaint. The relevant Kentucky compressor stations are being remediated under the 1994 consent order with the EPA. Despite our remediation efforts, the agency may raise additional technical issues or seek additional remediation work in the future.

     PCB Cost Recoveries. In May 1995, following negotiations with our customers, we filed an agreement with the Federal Energy Regulatory Commission
(FERC) that established a mechanism for recovering a substantial portion of the environmental costs identified in our internal remediation project. The agreement, which was approved by the FERC in November 1995, provided for a PCB surcharge on firm and interruptible customers' rates to pay for eligible costs under the PCB remediation project, with these surcharges to be collected over a defined collection period. We have twice received approval from the FERC to extend the collection period, which is now currently set to expire in June 2004. The agreement also provided for bi-annual audits of eligible costs. As of September 30, 2002, we had over-collected our PCB costs by approximately $114 million. The over-collection will be reduced by future eligible costs incurred for the remainder of the remediation project. We are required to refund to our customers the over-collection amount to the extent actual eligible expenditures are less than amounts collected. As of September 30, 2002, we have recorded a regulatory liability (included in other non-current liabilities on our balance sheet) for future refund obligations of approximately $53 million. The agreement also provides for carrying charges incurred up to the date of the refunds.

     CERCLA Matters. We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to two active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2002, we have estimated our share of the remediation costs to be between $1 million and $2 million and have accrued for these amounts. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay more than our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liability.

  Rates and Regulatory Matters

     Order No. 637. In February 2000, the FERC issued Order No. 637. Order 637 impacts the way pipelines conduct their operational activities, including how they release capacity, segment capacity and manage imbalance services, operational flow orders and pipeline penalties. We filed our compliance proposals in August 2000 and received an order on compliance from the FERC in April 2002. Most of our compliance proposals were accepted, but the FERC rejected our proposals regarding overlapping capacity segments, discounting and the priority of capacity. In response, we sought rehearing and have made another compliance filing. We cannot predict the outcome of the compliance filing or the request for rehearing.

     Gas Supply Realignment Costs. In 1997, the FERC approved the settlement of all issues related to the recovery of our Gas Supply Realignment (GSR) and other transition costs. Under the agreement, we are entitled to collect up to $770 million from our customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. Our final GSR report was approved by the FERC in May 2001. In June 2001, $31 million of the amount collected through the demand surcharge was refunded to our firm transportation contract customers. As of September 30, 2002, $63 million of the interruptible transportation surcharge had been collected. There is no time limit for collection of the remaining interruptible transportation surcharge. This agreement also provides for a rate case moratorium that expired November 2000 and an escalating cap on the rates we can charge some of our customers, indexed to inflation, through October 2005.

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. A public hearing was held on May 21, 2002, providing an opportunity to comment further on the NOPR. Following the conference, additional comments were filed by El Paso's pipelines and others. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

     Negotiated Rate NOI. In July 2002, the FERC issued a Notice of Inquiry
(NOI) that seeks comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. We have entered into these transactions over the years and the FERC is now reviewing whether negotiated rates should be capped, whether or not the "recourse rate" (a cost-of-service based rate) continues to safeguard against a pipeline exercising market power, as well as other issues related to negotiated rate programs. On September 25, 2002, El Paso's pipelines and others filed comments. Reply comments were filed on October 25, 2002. At this time, we cannot predict the outcome of this NOI.

     Cash Management NOPR. On August 1, 2002, the FERC issued a NOPR requiring that all cash management or money pool arrangements between a FERC regulated subsidiary (like us) and a non-FERC regulated parent must be in writing, and set forth: the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposed that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent maintain investment grade credit ratings. On August 28, 2002, comments were filed. The FERC held a public conference on September 25, 2002, to discuss the issues raised in the comments. Representatives of companies from the gas and electric industries participated on a panel and uniformly agreed that the proposed regulations should be revised substantially and that the proposed capital balance and investment grade credit rating requirements would be excessive. At this time, we cannot predict the outcome of this NOPR.

     Also on August 1, 2002, the FERC's Chief Accountant issued an Accounting Release, to be effective immediately, providing guidance on how companies should account for money pool arrangements and the types of documentation that should be maintained for these arrangements. However, the Accounting Release did not address the proposed requirements that the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent and that the entity and its parent have investment grade credit ratings. Requests for rehearing were filed on August 30, 2002. The FERC has not yet acted on the rehearing requests.

     While the outcome of our outstanding legal matters, environmental matters and rates and regulatory matters cannot be predicted with certainty, based on the information we know now and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. It is possible that new information or future developments could require us to reassess our potential exposure related to these matters. Further, for environmental matters, it is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations and on our cash flows in the period the event occurs.

5. RELATED PARTY TRANSACTIONS

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowing from outside sources. As of September 30, 2002 and December 31, 2001, we had advanced $574 million and $153 million. The market rate of interest at September 30, 2002 was 1.8% and at December 31, 2001, it was 2.1%. In addition, we had a demand note receivable with El Paso of $38 million at September 30, 2002, at an interest rate of 2.3%. At December 31, 2001, the demand note receivable was $28 million at an interest rate of 2.7%.

     At September 30, 2002 and December 31, 2001, we had other accounts receivable from related parties of $87 million and $15 million. In addition, we had accounts payable to related parties of $2 million and $30 million at September 30, 2002 and December 31, 2001. These balances arose in the normal course of business.

     In September 2002, we completed several transactions to increase our equity in proportion to our total capital (debt and equity). These transactions included capital contributions from, and distributions in the form of dividends to, our parent, El Paso Tennessee Pipeline Co. The capital contribution included $798 million of affiliate accounts receivable from our parent and other El Paso affiliates. We accounted for the contribution as an increase in additional paid-in capital. In addition, we declared a non-cash dividend totaling $67 million, representing a distribution of affiliate receivables, to our parent. The dividend was recorded as a reduction of retained earnings.

6. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its fair value, with a corresponding asset which is depreciated over the remaining useful life of the long-lived asset to which the liability relates. An ongoing expense will also be recognized for changes in the value of the liability as a result of the passage of time. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We are currently assessing and quantifying the asset retirement obligations associated with our long-lived assets. We expect to complete our assessment of these asset retirement obligations and be able to estimate their effect on our financial statements in the fourth quarter of 2002.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after January 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our 2001 Annual Report on Form 10-K in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

                              RECENT DEVELOPMENTS

     Since the fourth quarter of 2001, a number of recent developments in our business and industry have impacted our operations and liquidity. These have included:

     - The bankruptcy of Enron Corp. and the resulting decline of the energy trading industry; and

     - The modification of credit standards by the rating agencies.

     Credit rating agencies have recently re-evaluated the credit ratings of companies involved in energy trading activities, which included our indirect parent and our affiliates. The recent developments referenced above, as well as the Administrative Law Judge's decision dated September 23, 2002 in the FERC proceeding entitled Public Utilities Commission of the State of California v. El Paso Natural Gas Company, et al., appear to have influenced both Moody's and Standard & Poor's in downgrading our parent's credit rating, and it remains on negative credit watch by both. Our senior unsecured debt was downgraded from Baa1 to Baa2 by Moody's and from BBB+ to BBB by Standard & Poor's and we remain on a negative credit watch by both rating agencies.

     While these developments do not have an immediate impact on our financial position or results of operations, a further downgrade of our debt securities could result in higher cash requirements to conduct our operations (through cash collateral requirements). If this were to occur, we would have less cash available to use for capital expenditures and other purposes, although we do believe we would have sufficient operating resources to fund our ongoing operating activities.

     In addition, as a result of the rating agencies' downgrading the credit rating of several members of the energy sector, including energy trading companies, and placing them on negative credit watch, the credit-worthiness of these companies has been questioned. We have taken actions to mitigate our exposure by requesting these companies to provide us with a letter of credit or prepayments as permitted by our tariff. Our tariff permits us to request additional credit assurance from our shippers equal to the cost of performing transportation services for a three month period. If these companies file for Chapter 11 bankruptcy protection and our contracts are not assumed by other counterparties, or if the capacity is unavailable for resale, it could have a material adverse effect on our financial position, operating results or cash flows.

                             RESULTS OF OPERATIONS

     Our business consists of an interstate natural gas transmission system. We face varying degrees of competition from other pipelines, as well as alternate energy sources, such as electricity, hydroelectric power, coal and fuel oil. In addition, we have shifted from a traditional dependence solely on long-term contracts into a portfolio approach which balances short-term opportunities with long-term commitments. The shift is due to changes in market conditions and competition driven by state utility deregulation, local distribution company mergers, new supply sources, volatility in natural gas prices, demand for short-term capacity and new markets in power plants.

     We are regulated by the Federal Energy Regulatory Commission (FERC). The FERC sets the rates we can recover from our customers. These rates are generally a function of our costs of providing services to our customers, as well as a reasonable return on our invested capital. As a result, our pipeline results have historically been relatively stable. However, they can be subject to volatility due to factors such as weather, changes in natural gas prices, regulatory actions and the credit-worthiness of our customers. In addition, our ability to extend our existing contracts or re-market expiring capacity is dependent on the competitive alternatives, regulatory environment and the supply and demand factors at the relevant extension or expiration dates. While every attempt is made to negotiate contract terms at fully-subscribed quantities and at maximum rates allowed under our tariffs, some of our contracts are discounted to meet competition.

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as operating income, adjusted for equity earnings from unconsolidated investments, gains and losses on sales of assets and other miscellaneous non-operating items. Items that are not included in this measure are financing costs, including interest and debt expense, income taxes and the impact of accounting changes. We believe this measurement is useful to our investors because it allows them to evaluate the effectiveness of our business and operations and our investments from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which are directly relevant to the efficiency of those operations. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating cash flow. Results of our operations were as follows for the periods ended September 30:

                                                           QUARTER ENDED      NINE MONTHS ENDED
                                                          ----------------    ------------------
                                                           2002      2001      2002       2001
                                                          ------    ------    -------    -------
                                                           (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues......................................  $  180    $  156    $  533     $  540
Operating expenses......................................    (117)      (98)     (350)      (301)
Other income............................................       3         4        16         16
                                                          ------    ------    ------     ------
  EBIT..................................................  $   66    $   62    $  199     $  255
                                                          ======    ======    ======     ======
Throughput volumes (BBtu/d)(1)..........................   4,515     4,196     4,539      4,457
                                                          ======    ======    ======     ======

---------------

(1) BBtu/d means billion British thermal units per day.

     Third Quarter 2002 Compared to Third Quarter 2001

     Operating revenues for the quarter ended September 30, 2002, were $24 million higher than the same period in 2001. An increase of $14 million was due to favorable resolution of measurement issues at a processing plant serving our system in 2002. Also contributing to the increase were additional revenues of $3 million from transmission expansion projects we placed in service after the third quarter of 2001 and an increase of $2 million due to higher excess natural gas recoveries in 2002.

     Operating expenses for the quarter ended September 30, 2002, were $19 million higher than the same period in 2001. The increases were due to higher shared services costs allocated to us of $6 million in 2002 and higher amortization expense in 2002 of $3 million related to additional acquisition costs assigned to our utility plant. Also contributing to the increase were higher electric compression costs of $2 million, higher field operational costs of $2 million and higher costs associated with contracted natural gas storage of $1 million in 2002.

     Nine Months Ended 2002 Compared to Nine Months Ended 2001

     Operating revenues for the nine months ended September 30, 2002, were $7 million lower than the same period in 2001. Included in this decrease was $13 million due to lower transportation revenues from capacity sold under short-term contracts and lower revenues due to milder winter weather in 2002 and an $11 million decrease was due to the favorable resolution of regulatory issues related to natural gas purchase contracts in 2001. Also contributing to the decrease was the impact of lower natural gas prices in 2002 on excess natural gas recoveries of $9 million. These decreases were partially offset by an increase of $18 million due to the favorable resolution in 2002 of measurement issues at a processing plant serving our system and additional revenues of $8 million from transmission system expansion projects placed in service after the third quarter of 2001.

     Operating expenses for the nine months ended September 30, 2002, were $49 million higher than the same period in 2001. The increases were due to higher shared services costs allocated to us of $21 million, higher amortization expense of $10 million related to additional acquisition costs assigned to our utility plant and higher field operational costs of $7 million in 2002. Also contributing to the increase were higher costs associated with contracted natural gas storage of $4 million and higher electric compression costs of $3 million.

     CanEast. In September of 2000, we announced our CanEast Project. The CanEast Project will extend our mainline system, through a combination of lease capacity and facilities modifications, to the Leidy Hub, and expand our capacity in that area by about 280 million cubic feet per day. The FERC issued certificate authorizations for the project on June 26, 2002, however, the approval modified certain aspects of the proposed rate on the project, which may impact the amount of capacity that we will lease to support the project. Construction commenced and the anticipated in-service date of the project is January 2003. Total year to date expenditures on the project have been approximately $4 million.

INTEREST AND DEBT EXPENSE

Non-affiliated Interest and Debt Expense

     Non-affiliated interest and debt expense for the quarter and nine months ended September 30, 2002, was $34 million and $93 million, or $7 million and $9 million higher than the same periods in 2001. The increase was primarily due to the issuance of long-term debt of $240 million in June 2002 and a decrease in interest capitalized on construction projects due to lower capitalization rates. The increase was partially offset by lower interest rates and lower average borrowings of commercial paper in 2002. The commercial paper interest rate was 3.6% at September 30, 2001 and 2.5% at September 30, 2002.

Affiliated Interest Income, Net

     Affiliated interest income, net for the quarter ended September 30, 2002, was $3 million in 2002 and less than $1 million in 2001, or $3 million higher than the same period in 2001 primarily due to the increase in interest bearing advances to El Paso, partially offset by lower 2002 short-term interest rates under our cash management program. The average short-term interest rates for the third quarter decreased from 3.8% in 2001 to 1.8% in 2002.

     Affiliated interest income, net for the nine months ended September 30, 2002, was $7 million in 2002 and less than $1 million in 2001, or $7 million higher than the same period in 2001 primarily due to the increase in interest bearing advances to El Paso, partially offset by lower 2002 short-term interest rates under our cash management program. The average short-term interest rates for the nine months decreased from 4.9% in 2001 to 1.9% in 2002.

INCOME TAXES

     Income tax expense for the quarter and nine months ended September 30, 2002, was $10 million and $32 million, resulting in effective tax rates of 29 percent and 28 percent. Income tax expense for the quarter and nine months ended September 30, 2001, was $15 million and $56 million, resulting in effective tax rates of 43 percent and 33 percent. Our effective tax rates were different than the statutory rate of 35 percent in all periods primarily due to state income taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     The principal executive officer and principal financial officer certifications required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report on Form 10-Q, as appropriate.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

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

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 *99.A          Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *99.B          Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.

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

                                            TENNESSEE GAS PIPELINE COMPANY

Date: November 13, 2002                        /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

Date: November 13, 2002                            /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)

                                 CERTIFICATION

I, John W. Somerhalder II, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Tennessee Gas Pipeline Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                              /s/ JOHN W. SOMERHALDER II
                                          --------------------------------------
                                                  John W. Somerhalder II
                                                  Chairman of the Board
                                              (Principal Executive Officer)
                                              Tennessee Gas Pipeline Company

                                 CERTIFICATION

I, Greg G. Gruber, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Tennessee Gas Pipeline Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                                  /s/ GREG G. GRUBER
                                          --------------------------------------
                                                      Greg G. Gruber
                                                  Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                              (Principal Financial Officer)
                                              Tennessee Gas Pipeline Company

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
*99.A     Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
*99.B     Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.