Form 10-K
period 2002-12-31
TENNESSEE GAS PIPELINE CO
filed 2003-03-28
CIK 97142

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
REGISTRANT....                                                              NONE

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $5 per share. Shares outstanding on March 27, 2003:
208

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TENNESSEE GAS PIPELINE COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                                     PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................    4
Item  3.  Legal Proceedings...........................................    4
Item  4.  Submission of Matters to a Vote of Security Holders.........    *

                                    PART II
Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    4
Item  6.  Selected Financial Data.....................................    *
Item  7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    5
          Risk Factors and Cautionary Statement for Purposes of the
            "Safe Harbor" Provisions of the Private Securities
            Litigation Reform Act of 1995.............................    9
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   15
Item  8.  Financial Statements and Supplementary Data.................   16
Item  9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   38

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    *
Item 11.  Executive Compensation......................................    *
Item 12.  Security Ownership of Management............................    *
Item 13.  Certain Relationships and Related Transactions..............    *
Item 14.  Controls and Procedures.....................................   38

                                    PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   39
          Signatures..................................................   42
          Certifications..............................................   43

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

     When we refer to "us", "we", "our", or "ours", we are describing Tennessee Gas Pipeline Company and/or our subsidiaries.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     We are a Delaware corporation incorporated in 1947 and a wholly owned subsidiary of El Paso Tennessee Pipeline Co., a direct subsidiary of El Paso Corporation (El Paso). Our primary business consists of the interstate transportation and storage of natural gas. We conduct our business activities through two natural gas pipeline systems and storage facilities, all of which are discussed below.

     The Pipeline Systems. The Tennessee Gas Pipeline (TGP) system consists of approximately 14,200 miles of pipeline with a design capacity of approximately 6,487 MMcf/d. During 2002, 2001 and 2000, our average throughput was 4,596 BBtu/d, 4,405 BBtu/d and 4,354 BBtu/d. This multiple-line system begins in the natural gas producing regions of Louisiana, the Gulf of Mexico and south Texas and extends to the northeast section of the U.S., including the metropolitan areas of New York City and Boston. The TGP system also has an interconnect at the U.S.-Mexico border.

     We have a number of transmission system expansion projects that have been approved by the Federal Energy Regulatory Commission (FERC) as follows:

                                                                                              ANTICIPATED
PROJECT            CAPACITY                           DESCRIPTION                           COMPLETION DATE
-------            --------                           -----------                           ---------------
                   (MMCF/D)
CanEast Project      127      Extend TGP's mainline system through a combination of lease     April 2003
                              capacity and facilities modifications, to the Leidy Hub.
South Texas          312      Construct pipeline, compression and border crossing           September 2003
Expansion Project             facilities to fuel four electric power generation plants in the Northern Mexico Municipalities of Rio Bravo and Valle
                              Hermoso, State of Tamaulipas

     We also have an approximate 30 percent ownership interest in the Portland Natural Gas Transmission system. The Portland system consists of approximately 294 miles of interstate natural gas pipeline, including lateral lines, with a design capacity of 214 MMcf/d. During 2002, 2001 and 2000, average throughput on the Portland system was 144 BBtu/d, 123 BBtu/d and 110 BBtu/d. The Portland system extends from the Canadian border near Pittsburg, New Hampshire to Dracut, Massachusetts.

     Storage Facilities. Along our TGP pipeline system, we have approximately 97 Bcf of underground working natural gas storage capacity, of which 7 Bcf is contracted from ANR Pipeline Company and 29 Bcf from Bear Creek Storage Company (Bear Creek), our affiliates.

     Bear Creek is a joint venture that we own equally with our affiliate, Southern Gas Storage Company. Bear Creek owns and operates an underground natural gas storage facility located in Louisiana. The facility has a capacity of 50 Bcf of base gas and 58 Bcf of working storage. Bear Creek's working storage capacity is committed equally to Southern Natural Gas Company and us under long-term contracts.

     Under our tariff structure, customers pay us on the basis of stated rates for transportation, storage and related services. Approximately 71 percent of our transportation and storage revenue is attributable to a capacity reservation or a demand charge paid by "firm" customers. These firm customers are obligated to pay a monthly demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. The remaining 29 percent of our revenue is attributable to charges based solely on the volumes of natural gas actually transported or stored on our pipeline system.

                             REGULATORY ENVIRONMENT

     Our interstate natural gas transmission systems and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Our pipeline systems and storage facilities operate under FERC-approved tariffs that establish rates, terms and conditions for services to their customers. Generally, the FERC's authority extends to:

     - rates and charges for natural gas transportation, storage and related services;

     - certification and construction of new facilities;

     - extension or abandonment of facilities;

     - maintenance of accounts and records;

     - relationships between pipeline and marketing affiliates;

     - terms and conditions of services;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities; and

     - initiation and discontinuation of services.

     The fees or rates established under our tariffs are a function of our costs of providing services to our customers, and include provisions for a reasonable return on our invested capital. Consequently, our financial results have historically been relatively stable. However, our results can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers.

     Our interstate pipeline system is also subject to federal, state and local statutes and regulations regarding pipeline safety and environmental matters. Our system has an ongoing inspection program designed to keep all of our facilities in compliance with environmental and pipeline safety requirements. We believe that our system is in material compliance with the applicable requirements.

     We are also subject to regulation over the safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission systems and storage facilities by the U.S. Department of Transportation. Our operations on U.S. government land are regulated by the U.S. Department of the Interior.

     A discussion of our significant rate and regulatory matters is included in
Part II, Item 8, Financial Statements and Supplementary Data, Note 8 and is incorporated herein by reference.

                            MARKETS AND COMPETITION

     On our TGP system, we have approximately 434 firm and interruptible customers, including distribution and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. We provide transportation services in both our natural gas supply and market areas. We have approximately 436 firm transportation contracts with remaining terms that extend from one month to 19 years and with a weighted average remaining contract term of approximately five years. As of December 31, 2002, approximately 93 percent of our total capacity is subscribed under firm transportation agreements. We do not own a majority of the natural gas that we transport or store and accordingly do not assume natural gas commodity price risk related to such gas.

     Our TGP interstate natural gas transmission system and natural gas storage business face varying degrees of competition from other pipelines, as well as from alternative energy sources such as electricity, hydroelectric power, coal and fuel oil. We compete with other interstate and intrastate pipelines for deliveries to customers who can take deliveries at multiple connection points. Our system faces strong competition in the Northeast, Appalachian, Midwest and Southeast market areas. We also compete with other pipelines and local distribution companies to deliver increased quantities of natural gas to our market areas. In addition, we compete with pipelines and gathering systems for connection to new supply sources in Texas, the Gulf of Mexico and at the Canadian border.

     Electric power generation is one of the fastest growing demand sectors of the natural gas market. The potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation benefits the natural gas industry by creating more demand for natural gas turbine generated electric power, but this effect is offset, in varying degrees, by increased generation efficiency and more effective use of surplus electric capacity as a result of open market access.

     In response to changing market conditions, we have shifted from a traditional dependence solely on long-term contracts to an approach that balances short-term and long-term commitments. The shift is due to changes in market conditions and competition driven by state utility deregulation, local distribution company mergers, new supply sources, volatility in natural gas prices, demand for short-term capacity and new markets in power plants.

     Our ability to extend our existing contracts or re-market expiring capacity is dependent on competitive alternatives, access to capital, the regulatory environment at the local, state and federal levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or re-negotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. While we are allowed to negotiate contract terms at fully subscribed quantities and at maximum rates allowed under our tariffs, we must, at times, discount our contracts to remain competitive.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 8, and is incorporated herein by reference.

                                   EMPLOYEES

     As of March 26, 2003, we had approximately 1,580 full-time employees, none of whom is subject to a collective bargaining arrangement.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business, and is incorporated herein by reference.

     We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our businesses. We believe that our properties are adequate and suitable for the conduct of our business in the future.

ITEM 3. LEGAL PROCEEDINGS

     A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 8, and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of our common stock, par value $5 per share, is owned by El Paso Tennessee Pipeline Co. and, accordingly, there is no public trading market for our stock.

     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. During 2002, a $67 million non-cash dividend of affiliated receivables was declared and paid to our parent. No dividends were declared or paid in 2001.

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

                                    GENERAL

     Our business consists of interstate natural gas transmission and storage operations and related services. Our interstate natural gas transmission systems and natural gas storage business face varying degrees of competition from other pipelines, as well as from alternate energy sources, such as electricity, hydroelectric power, coal and fuel oil. We are regulated by the FERC which regulates the rates we can charge our customers. These rates are a function of our costs of providing services to our customers, and include a return on our invested capital. As a result, our financial results have historically been relatively stable. However, they can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers. In addition, our ability to extend existing customer contracts or re-market expiring contracted capacity is dependent on competitive alternatives, the regulatory environment and supply and demand factors at the relevant dates these contracts are extended or expire. We make every attempt to negotiate contract terms at fully-subscribed quantities and at maximum rates allowed under our tariffs, although at times, we discount our rates to remain competitive.

                             RESULTS OF OPERATIONS

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as operating income, adjusted for equity earnings from unconsolidated affiliates, gains and losses on sales of assets, and other miscellaneous non-operating items. Items that are not included in this measure are financing costs, including interest and debt expense, affiliated interest income, income taxes and cumulative effect of accounting change. Below is a reconciliation of operating results to EBIT and income before cumulative effect of accounting change for the year ended December 31:

                                                                  2002        2001
                                                                --------    --------
                                                                (IN MILLIONS, EXCEPT
                                                                  VOLUME AMOUNTS)
Operating revenues..........................................     $  702      $  728
Operating expenses..........................................       (466)       (414)
                                                                 ------      ------
       Operating income.....................................        236         314
                                                                 ------      ------
Earnings from unconsolidated affiliates.....................         16          14
Other income................................................          9           9
                                                                 ------      ------
       Other................................................         25          23
                                                                 ------      ------
       EBIT.................................................        261         337
Interest and debt expense...................................       (126)       (112)
Affiliated interest income..................................          9           1
Income taxes................................................        (42)        (72)
                                                                 ------      ------
       Income before cumulative effect of accounting
          change............................................     $  102      $  154
                                                                 ======      ======
Throughput volumes (BBtu/d).................................      4,639       4,435
                                                                 ======      ======

     We believe EBIT is a useful measurement for our investors because it provides information that can be used to evaluate the effectiveness of our businesses and investments from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which are directly relevant to the efficiency of those operations. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating cash flow.

OPERATING RESULTS (EBIT)

     Operating revenues for the year ended December 31, 2002, were $26 million lower than in 2001. This decrease included $19 million due to lower transportation revenues from open capacity sold under short-term contracts due to milder weather in 2002, as well as an $11 million decrease due to the favorable resolution of regulatory issues related to natural gas purchase contracts in 2001. The impact of lower natural gas prices in 2002 on natural gas recoveries caused a decrease of $26 million. These decreases were partially offset by an increase of $18 million due to the favorable resolution in 2002 of measurement issues at a processing plant serving our system and additional revenues of $13 million from transmission system expansion projects placed in service after the fourth quarter of 2001.

     Operating expenses for the year ended December 31, 2002, were $52 million higher than in 2001. The increases were due to $30 million of higher shared services costs allocated to us by El Paso, higher amortization expense of $13 million related to additional acquisition costs assigned to our utility plant and higher field operation costs of $2 million in 2002. Also contributing to the increase were higher costs associated with contracted natural gas storage of $4 million and higher electric compression costs of $3 million.

REVENUE OUTLOOK

     Our business is primarily driven by contracts with shippers transporting or storing natural gas on our pipeline system. Our tariff structure, which is regulated by the FERC, requires shippers to pay us on the basis of stated transportation and storage rates. Under our tariff structure, approximately 71 percent of our transportation and storage revenue is attributed to a capacity reservation, or demand charge, paid by firm customers. These firm customers are obligated to pay a monthly demand charge, regardless of the amount of natural gas they actually transport or store on our pipeline system, for the term of their contracts. As these contracts expire, our revenue varies depending on the rates at which they are renewed. During 2002, the renewal rates for contracts with our customers have declined as a result of increased competition, causing our revenue to decrease. We anticipate this trend to stabilize or to improve in the foreseeable future based on the current market environment for our pipeline system.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the year ended December 31, 2002, was $14 million higher than 2001. Below is the analysis of our interest expense for the year ended December 31:

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Long-term debt, including current maturities................  $113    $101
Short-term borrowings.......................................     7      15
Other.......................................................     9       7
Less: Capitalized interest..................................    (3)    (11)
                                                              ----    ----
  Total interest and debt expense...........................  $126    $112
                                                              ====    ====

     The increase in interest and debt expense on long-term debt was due to higher average debt balances outstanding in 2002 than in 2001. In June 2002, we issued $240 million aggregate principal amount 8.375% notes due 2032, resulting in $12 million of increased interest expense. Also contributing to the increase was a decrease in interest capitalized on construction projects of $8 million due to lower capitalization rates in 2002 than in 2001. Offsetting the increased interest expense was a decrease in the average commercial paper balances outstanding from $320 million in 2001 to $257 million in 2002 with the weighted average interest rate decreasing from 4.78% in 2001 to 2.62% in 2002, resulting in a decrease in interest expense for short-term borrowings of $8 million.

AFFILIATED INTEREST INCOME

     Affiliated interest income for the year ended December 31, 2002, was $8 million higher than 2001. The increase was primarily due to the increase in interest bearing advances to El Paso, partially offset by lower 2002 short-term interest rates under El Paso's cash management program. The average short-term interest rates decreased from 4.3% in 2001 to 1.8% in 2002, and average advances to affiliates participating in our cash management program were $474 million in 2002 versus $15 million in 2001.

INCOME TAXES

     Income tax expense for the years ended December 31, 2002 and 2001, was $42 million and $72 million, resulting in effective tax rates of 29 percent and 32 percent. Our effective tax rates differed from the statutory rate of 35 percent in both periods primarily due to state income taxes. For a reconciliation of the statutory rate to the effective rates, see Item 8, Financial Statements and Supplementary Data, Note 2.

OTHER

     In October 2001, we announced the development of our Blue Atlantic Transmission System. This pipeline project consists of approximately 750 miles of 36-inch pipe designed to carry up to 1 Bcf/d. The pipeline will follow a sub-sea route from an anticipated production area offshore on the Scotian shelf, make landfall on the Southern coast of Nova Scotia, then continue sub-sea to landing points in the New York and New Jersey areas. Current cost estimates are approximately $2.5 billion, and current expenditures to date are $21 million. We anticipate that all necessary regulatory filings will be made in 2004, and the system will be placed in service by the fourth quarter of 2007.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs are provided by cash flow from operating activities and the use of a cash management program with our parent company, El Paso. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these net advances to our parent as investing activities in our statement of cash flows. As of December 31, 2002, we had advanced $599 million as a result of this program. These receivables are due upon demand; however, as of December 31, 2002, we have classified this amount as non-current notes receivable from affiliates in our balance sheet because we do not anticipate settlement within the next twelve months. We believe that cash flow from operating activities and cash provided by El Paso's cash management program will be adequate to meet our short-term capital requirements for existing operations. Our cash flows for the years ended December 31 were as follows:

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 140   $ 261
Cash flows from investing activities........................     42    (470)
Cash flows from financing activities........................   (186)    209

     In a series of credit rating agency actions in late 2002 and early 2003, and contemporaneously with the downgrades of the senior unsecured indebtedness of our parent company, El Paso, our senior unsecured indebtedness was downgraded to below investment grade and is currently rated B1 by Moody's and B+ by Standard & Poor's and we remain on negative outlook. These downgrades will increase our cost of capital, collateral requirements and could impede our access to capital markets in the future.

     As a result of the downgrade of El Paso's credit rating to below investment grade, cash generated within our Bear Creek investment can be used only for purposes of redeeming the preferred interests of an El Paso financing arrangement, referred to as Trinity River, that our investment collateralizes and for its internal cash needs. Until the preferred interests were redeemed in full, we were not able to receive any cash distributions from our ownership interest in Bear Creek. In March 2003, El Paso entered into a $1.2 billion two-year term loan and the proceeds were used to retire the outstanding balance under the Trinity River financing agreement.

     In August 2002, the FERC issued a notice of proposed rulemaking requiring, among other things, that FERC regulated entities participating in cash management arrangements with non-FERC regulated parents maintain a minimum proprietary capital balance of 30 percent, and that the FERC regulated entity and its parent maintain investment grade credit ratings, as a condition to participating in the cash management program. If this proposal were adopted, the cash management program with El Paso would terminate, which could affect our liquidity. We cannot predict the outcome of this rulemaking at this time.

CAPITAL EXPENDITURES

     Our capital expenditures during the periods indicated are listed below:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Maintenance.................................................  $142    $156
Expansion/Other.............................................    76     167
                                                              ----    ----
     Total..................................................  $218    $323
                                                              ====    ====

     Under our current plan, we expect to spend between approximately $144 million and $172 million in each of the next three years for capital expenditures primarily to maintain the integrity of our pipelines and ensure the reliable delivery of natural gas to our customers. In addition, we have budgeted to spend between $48 million and $316 million in each of the next three years to expand the capacity and services of our pipeline systems for long-term contracts. In the current environment, we will require long-term contract commitments for capital intensive projects. We expect to fund our maintenance and expansion capital expenditures through internally generated funds and external financing.

DEBT

     As of December 31, 2002, we had long-term debt outstanding of $1,595 million, net of a $31 million discount, none of which matures within the next five years. For a discussion of our debt and other credit facilities, see Item 8, Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.

                         COMMITMENTS AND CONTINGENCIES

     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated herein by reference.

            NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

     As of December 31, 2002, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Below is a discussion of the more significant standards that could impact us.

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

ACCOUNTING FOR GUARANTEES

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation requires that companies record a liability for all guarantees issued after January 31, 2003, including financial, performance, and fair value guarantees. This liability is recorded at its fair value upon issuance, and does not affect any existing guarantees issued before December 31, 2002. While we do not believe there will be any initial impact of adopting this standard, it will impact any guarantees we issue in the future.

    RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate," and similar expressions will generally identify forward-looking statements. Our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany those statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission (SEC) from time to time and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

                         RISKS RELATED TO OUR BUSINESS

OUR SUCCESS DEPENDS ON FACTORS BEYOND OUR CONTROL.

     Our business is the transportation and storage of natural gas for third parties. As a result, the volume of natural gas involved in these activities depends on the actions of those third parties and is beyond our control. Further, the following factors, most of which are beyond our control, may unfavorably impact our ability to maintain or increase current revenues, to renegotiate existing contracts as they expire, or to remarket unsubscribed capacity:

     - future weather conditions, including those that favor alternative energy sources;

     - price competition;

     - drilling activity and supply availability;

     - expiration and/or turn back of significant contracts;

     - service area competition;

     - changes in regulation and actions of regulatory bodies;

     - credit risk of customer base;

     - increased cost of capital; and

     - natural gas and liquids prices.

THE REVENUES OF OUR PIPELINE BUSINESSES ARE GENERATED UNDER CONTRACTS THAT MUST BE RENEGOTIATED PERIODICALLY.

     Our revenues are generated under contracts which expire periodically and must be renegotiated and extended or replaced. Although we actively pursue the renegotiation, extension and/or replacement of these contracts, we cannot assure you that we will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts. Currently, a substantial portion of our revenues are under contracts that are discounted at rates below the maximum rates allowed under our tariff. For a further discussion of these matters, see Part I, Item 1, Business -- Markets and Competition.

     In particular, our ability to extend and/or replace contracts could be adversely affected by factors we cannot control, including:

     - the proposed construction by other companies of additional pipeline capacity in markets served by us;

     - changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire;

     - reduced demand and market conditions;

     - the availability of alternative energy sources or gas supply points; and

     - regulatory actions.

     If we are unable to renew, extend or replace these contracts or if we renew them on less favorable terms, we may suffer a material reduction in our revenues and earnings.

WE FACE COMPETITION THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     In the northeastern markets, we compete with other interstate and intrastate pipeline companies and local distribution companies in the transportation and storage of natural gas. If we are unable to compete effectively with these and other energy enterprises, our future profitability may be negatively impacted. Even if we do compete effectively with these and other energy enterprises, we may discount our rates more than currently anticipated to retain committed volumes or to re-contract released volumes as our existing contracts expire, which could adversely affect our revenues and results of operations.

FLUCTUATIONS IN ENERGY COMMODITY PRICES COULD ADVERSELY AFFECT OUR BUSINESS.

     If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, especially Canada, our ability to compete with other transporters may be negatively impacted. Revenues generated by our contracts depend on volumes and rates, both of which can be affected by the prices of natural gas. Increased natural gas prices could result in loss of load from our customers, such as power companies not dispatching gas fired power plants, industrial plant shutdown or load loss to competitive fuels and local distribution companies' loss of customer base due to conversion from natural gas. The success of our operations is subject to continued development of additional oil and natural gas reserves in the vicinity of our facilities and our ability to access additional reserves, primarily in the Gulf of Mexico, to offset the natural decline from existing wells connected to our systems. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for transmission or storage on our system. Fluctuations in energy prices are caused by a number of factors, including:

     - regional, domestic and international supply and demand;

     - availability and adequacy of transportation facilities;

     - energy legislation;

     - federal and state taxes, if any, on the transportation and storage of natural gas;

     - abundance of supplies of alternative energy sources; and

     - political unrest among oil-producing countries.

THE AGENCIES THAT REGULATE US AND OUR CUSTOMERS AFFECT OUR PROFITABILITY.

     Our pipeline business is regulated by the FERC, the U.S. Department of Transportation and various state and local regulatory agencies. Regulatory actions taken by those agencies have the potential to adversely affect our profitability. In particular, the FERC regulates the rates we are permitted to charge our customers for our services. If our tariff rates were reduced in a future rate proceeding, if our volume of business under our currently permitted rates was decreased significantly or if we were required to substantially discount the rates for our services because of competition, our profitability and liquidity could be reduced.

     Further, state agencies that regulate our local distribution company customers could impose requirements that could impact demand for our services.

COSTS OF ENVIRONMENTAL LIABILITIES, REGULATIONS AND LITIGATION COULD EXCEED OUR ESTIMATES.

     Our operations are subject to various environmental laws and regulations. These laws and regulations obligate us to install and maintain pollution controls and to clean up various sites at which regulated materials may have been disposed of or released. We are also party to legal proceedings involving environmental matters pending in various courts and agencies.

     It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters because of:

     - the uncertainties in estimating clean up costs;

     - the discovery of new sites or information;

     - the uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties;

     - the nature of environmental laws and regulations; and

     - the possible introduction of future environmental laws and regulations.

     Although we believe we have established appropriate reserves for liabilities, including clean up costs, we could be required to set aside additional reserves in the future due to these uncertainties. For additional information, see Part II, Item 8, Financial Statements and Supplementary Data,
Note 8.

OUR OPERATIONS ARE SUBJECT TO OPERATIONAL HAZARDS AND UNINSURED RISKS.

     Our operations are subject to the inherent risks normally associated with those operations, including pipeline ruptures, explosions, pollution, release of toxic substances, fires and adverse weather conditions, and other hazards, each of which could result in damage to or destruction of our facilities or damages to persons and property. In addition, our operations face possible risks associated with acts of aggression on our assets. If any of these events were to occur, we could suffer substantial losses.

     While we maintain insurance against many of these risks, our financial condition and operations could be adversely affected if a significant event occurs that is not fully covered by insurance.

TERRORIST ATTACKS AIMED AT OUR FACILITIES COULD ADVERSELY AFFECT OUR BUSINESS.

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scale. Since the September 11th attacks, the United States government has issued warnings that energy assets, including our nation's pipeline infrastructure, may be a future target of terrorist organizations. These developments have subjected our operations to increased risks. Any future terrorist attack on our facilities, those of our customers and, in some cases, those of other pipelines, could have a material adverse effect on our business.

                 RISKS RELATED TO OUR AFFILIATION WITH EL PASO

     El Paso files reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended. Each prospective investor should consider this information and the matters disclosed therein in addition to the matters described in this report. Such information is not incorporated by reference herein.

OUR RELATIONSHIP WITH EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The outstanding senior unsecured indebtedness of El Paso has been downgraded to below investment grade, currently rated Caa1 by Moody's and B by Standard & Poor's (with a negative outlook at both agencies), which in turn resulted in a similar downgrading of our outstanding senior unsecured indebtedness to B1 by Moody's and B+ by Standard & Poor's (with a negative outlook at both agencies). These downgrades will increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of these recent downgrades, El Paso has realized substantial demands on its liquidity, which demands have included:

     - application of cash required to be withheld from El Paso's cash management program in order to redeem preferred membership interests at one of El Paso's minority interest financing structures; and

     - cash collateral or margin requirements associated with contractual commitments of El Paso subsidiaries.

These downgrades may subject El Paso to additional liquidity demands in the future. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     In order to meet its short term liquidity needs, El Paso has embarked on its 2003 Operational and Financial Plan that contemplates drawing all or part of its availability under its existing bank facilities and consummating significant asset sales. In addition, El Paso may take additional steps, such as entering into other financing activities, renegotiating its credit facilities and further reducing capital expenditures, which should provide additional liquidity. There can be no assurance that these actions will be consummated on favorable terms, if at all, or even if consummated, that such actions will be successful in satisfying El Paso's liquidity needs. In the event that El Paso's liquidity needs are not satisfied, El Paso could be forced to seek protection from its creditors in bankruptcy. Such a development could materially adversely affect our financial condition.

     Pursuant to El Paso's cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of December 31, 2002, we have net receivables of approximately $621 million from El Paso and its affiliates. El Paso provides cash management and other corporate services for us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we might still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of our related party transactions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11.

WE ARE JOINTLY AND SEVERALLY LIABLE FOR ALL OUTSTANDING AMOUNTS UNDER EL PASO'S CREDIT FACILITIES.

     We are a designated borrower under El Paso's $3 billion, 364-day revolving credit and competitive advance facility and El Paso's $1 billion, 3-year revolving credit and competitive advance facility. As such, we are jointly and severally liable for any amounts outstanding under these facilities. As of March 1, 2003, $1.5 billion was outstanding under the $3 billion facility and $956 million (including $456 million in letters of credit) was outstanding under the $1 billion facility. If, for any reason, El Paso does not repay any of the outstanding amounts under these facilities, and we are required to repay any such amounts, our financial condition and liquidity could be materially adversely affected.

WE COULD BE SUBSTANTIVELY CONSOLIDATED WITH EL PASO IF EL PASO WERE FORCED TO SEEK PROTECTION FROM ITS CREDITORS IN BANKRUPTCY.

     If El Paso were the subject of voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. The equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities and to consolidate and pool the entities' assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. We believe that any effort to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, we cannot assure you that El Paso and/or its other subsidiaries or their respective creditors would not attempt to advance such claims in a bankruptcy proceeding or, if advanced, how a bankruptcy court would resolve the issue. If a bankruptcy court were to substantively consolidate us with El Paso and/or its other subsidiaries, there could be a material adverse effect on our financial condition and liquidity.

ONGOING LITIGATION AND INVESTIGATIONS REGARDING EL PASO COULD SIGNIFICANTLY ADVERSELY AFFECT OUR BUSINESS.

     On March 20, 2003, El Paso entered into an agreement in principle (the Western Energy Settlement) with various public and private claimants, including the states of California, Washington, Oregon, and Nevada, to resolve the principal litigation, claims, and regulatory proceedings against El Paso and its subsidiaries relating to the sale or delivery of natural gas and electricity from September 1996 to the date of the Western Energy Settlement. A more detailed description of the Western Energy Settlement can be found in El Paso's reports filed with the SEC. If El Paso is unable to negotiate definitive settlement agreements, or if the settlement is not approved by the courts or the FERC, the proceedings and litigation will continue.

     Since July 2002, twelve purported shareholder class action suits alleging violations of federal securities laws have been filed against El Paso and several of its officers. Eleven of these suits are now consolidated in federal court in Houston before a single judge. The suits generally challenge the accuracy or completeness of press releases and other public statements made during 2001 and 2002. The twelfth shareholder class action lawsuit was filed in federal court in New York City in October 2002 challenging the accuracy or completeness of El Paso's February 27, 2002 prospectus for an equity offering that was completed on June 21, 2002. It has since been dismissed, in light of similar claims being asserted in the consolidated suits in Houston. Four shareholder derivative actions have also been filed. One shareholder derivative lawsuit was filed in federal court in Houston in August 2002. This derivative action generally alleges the same claims as those made in the shareholder class action, has been consolidated with the shareholder class actions pending in Houston and has been stayed. A second shareholder derivative lawsuit was filed in Delaware State Court in October 2002 and generally alleges the same claims as those made in the consolidated shareholder class action lawsuit. A third shareholder derivative suit was filed in state court in Houston in March 2002, and a fourth shareholder derivative suit was filed in state court in Houston in November 2002. The third and fourth shareholder derivative suits both generally allege that manipulation of California gas supply and gas prices exposed El Paso to claims of antitrust conspiracy, FERC penalties and erosion of share value. At this time, El Paso's legal exposure related to these lawsuits and claims is not determinable.

     Another action was filed against El Paso in December 2002, on behalf of participants in El Paso's 401(k) plan.

     If El Paso does not prevail in these cases (or any of the other litigation, administrative or regulatory matters disclosed in El Paso's 2002 Form 10-K to which El Paso is, or may be, a party), and if the remedy adopted in these cases substantially impairs El Paso's financial position, the long-term adverse impact on El Paso's credit rating, liquidity and its ability to raise capital to meet its ongoing and future investing and financing needs could be substantial. Such a negative impact on El Paso could have a material adverse effect on us as well.

THE PROXY CONTEST INITIATED BY SELIM ZILKHA TO REPLACE EL PASO'S BOARD OF DIRECTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

     On February 18, 2003, Selim Zilkha, a stockholder of El Paso, announced his intention to initiate a proxy solicitation to replace El Paso's entire board of directors with his own nominees and on March 11, 2003, Mr. Zilkha filed his preliminary proxy statement to that effect with the SEC. This proxy contest may be highly disruptive and may negatively impact El Paso's ability to achieve the stated objectives of its 2003 Operational and Financial Plan. In addition, El Paso may have difficulty attracting and retaining key personnel until such proxy contest is resolved. Therefore, this proxy contest, whether or not successful, could have a material adverse effect on El Paso's liquidity and financial condition, which, in turn, could adversely affect our liquidity and financial condition.

WE ARE A WHOLLY OWNED SUBSIDIARY OF EL PASO TENNESSEE PIPELINE CO., A DIRECT SUBSIDIARY OF EL PASO.

     El Paso has substantial control over:

     - our payment of dividends;

     - decisions on our financings and our capital raising activities;

     - mergers or other business combinations;

     - our acquisitions or dispositions of assets; and

     - our participation in El Paso's cash management program.

     El Paso may exercise such control in its interests and not necessarily in the interests of us or the holders of our long-term debt.

                      RISKS RELATED TO OUR LONG-TERM DEBT

OUR SUBSTANTIAL LONG-TERM DEBT COULD IMPAIR OUR FINANCIAL CONDITION AND OUR ABILITY TO FULFILL OUR DEBT OBLIGATIONS.

     We have substantial long-term debt. As of December 31, 2002, we had total long-term debt of approximately $1,595 million, all of which was senior unsecured long-term indebtedness.

     Our substantial long-term debt could have important consequences. For example, it could:

     - make it more difficult for us to satisfy our obligations with respect to our long-term debt, which could in turn result in an event of default on any or all of such long-term debt;

     - impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

     - diminish our ability to withstand a downturn in our business or the economy generally;

     - require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

     - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

     - place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

     If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our long-term debt, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

     Covenants applicable to our long-term debt will allow us to incur significant amounts of additional indebtedness. Our incurrence of significant additional indebtedness would exacerbate the negative consequences mentioned above, and could adversely affect our ability to repay our long-term debt.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average interest rates of our interest bearing securities, by expected maturity dates, and the fair value of these securities. As of December 31, 2002, the carrying amounts of short-term borrowings are representative of fair values because of the short-term maturity of these instruments. The fair values of our long-term debt securities have been estimated based on quoted market prices for the same or similar issues.

                                                            DECEMBER 31, 2002                       DECEMBER 31, 2001
                                          -----------------------------------------------------   ---------------------
                                           EXPECTED FISCAL YEAR OF MATURITY OF CARRYING VALUE
                                          -----------------------------------------------------   CARRYING
                                           2003-2007     THEREAFTER      TOTAL      FAIR VALUE    AMOUNTS    FAIR VALUE
                                          -----------   ------------   ---------   ------------   --------   ----------
                                                          (DOLLARS IN MILLIONS)
LIABILITIES:
Short-term debt -- variable rate........      $ --         $    --      $    --       $    --     $   424     $   424
       Average interest rate............
Long-term debt, including
  current portion -- fixed rate.........      $ --         $ 1,595      $ 1,595       $ 1,350     $ 1,356     $ 1,283
       Average interest rate............                       7.6%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         TENNESSEE GAS PIPELINE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Operating revenues..........................................   $702     $728     $748
                                                               ----     ----     ----
Operating expenses
  Operation and maintenance.................................    271      238      249
  Depreciation, depletion and amortization..................    149      132      134
  Taxes, other than income taxes............................     46       44       44
                                                               ----     ----     ----
                                                                466      414      427
                                                               ----     ----     ----
Operating income............................................    236      314      321
Earnings from unconsolidated affiliates.....................     16       14       11
Other income................................................      9        9        5
Interest and debt expense...................................   (126)    (112)    (120)
Affiliated interest income..................................      9        1       20
                                                               ----     ----     ----
Income before income taxes and cumulative effect of
  accounting change.........................................    144      226      237
Income taxes................................................     42       72       74
                                                               ----     ----     ----
Income before cumulative effect of accounting change........    102      154      163
Cumulative effect of accounting change, net of income
  taxes.....................................................     10       --       --
                                                               ----     ----     ----
Net income..................................................   $112     $154     $163
Other comprehensive loss....................................     (3)      --       --
                                                               ----     ----     ----
Comprehensive income........................................   $109     $154     $163
                                                               ====     ====     ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002      2001
                                                              ------    ------
                                    ASSETS
Current assets
  Cash and cash equivalents.................................  $   --    $    4
  Accounts and notes receivable
     Customer, net of allowance of $4 in 2002 and $6 in
      2001..................................................     119        38
     Affiliates.............................................     110       236
     Other..................................................      76        50
  Materials and supplies....................................      24        22
  Deferred income taxes.....................................      47        90
  Other.....................................................      14        14
                                                              ------    ------
          Total current assets..............................     390       454
                                                              ------    ------
Property, plant and equipment, at cost......................   3,074     2,923
  Less accumulated depreciation, depletion and
     amortization...........................................     484       417
                                                              ------    ------
                                                               2,590     2,506
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,236     2,271
                                                              ------    ------
          Total property, plant and equipment, net..........   4,826     4,777
                                                              ------    ------
Other assets
  Notes receivable from affiliates..........................     599        --
  Investments in unconsolidated affiliates..................     179       155
  Other.....................................................      51        70
                                                              ------    ------
                                                                 829       225
                                                              ------    ------
          Total assets......................................  $6,045    $5,456
                                                              ======    ======

                     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts and notes payable
     Trade..................................................  $   82    $   98
     Affiliates.............................................      88        69
     Other..................................................      17        37
  Short-term borrowings.....................................      --       424
  Taxes payable.............................................      37        99
  Accrued interest..........................................      25        24
  Other.....................................................      61        50
                                                              ------    ------
          Total current liabilities.........................     310       801
                                                              ------    ------
Long-term debt..............................................   1,595     1,356
                                                              ------    ------
Other liabilities
  Deferred income taxes.....................................   1,196     1,172
  Other.....................................................     201       226
                                                              ------    ------
                                                               1,397     1,398
                                                              ------    ------
Commitments and contingencies

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................      --        --
  Additional paid-in capital................................   2,210     1,410
  Retained earnings.........................................     536       491
  Accumulated other comprehensive loss......................      (3)       --
                                                              ------    ------
          Total stockholder's equity........................   2,743     1,901
                                                              ------    ------
          Total liabilities and stockholder's equity........  $6,045    $5,456
                                                              ======    ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2002      2001      2000
                                                              -----    ------    ------
Cash flows from operating activities
  Net income................................................  $112     $ 154     $ 163
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............   149       132       134
     Undistributed earnings from unconsolidated
      affiliates............................................   (16)      (14)      (11)
     Deferred income tax expense............................    81        23         3
     Other non-cash income items............................    (1)        1         1
     Cumulative effect of accounting change.................   (10)       --        --
     Working capital changes, net of non-cash transactions
       Accounts and notes receivable........................  (123)      127      (145)
       Accounts payable.....................................    (7)      (49)       81
       Taxes payable........................................   (62)      (24)       25
       Other working capital changes
          Assets............................................    40       (17)       34
          Liabilities.......................................     2         5        (8)
     Non-working capital changes
       Assets...............................................    11         9         9
       Liabilities..........................................   (36)      (86)       (2)
                                                              ----     -----     -----
          Net cash provided by operating activities.........   140       261       284
                                                              ----     -----     -----
Cash flows from investing activities
  Additions to property, plant and equipment................  (218)     (314)     (208)
  Additions to investments..................................    --        (9)       --
  Proceeds from the sales of assets.........................    --        --         2
  Cost of removal of assets.................................   (14)       (8)      (18)
  Net change in affiliated advances.........................   274      (139)      409
                                                              ----     -----     -----
          Net cash provided by (used in) investing
            activities......................................    42      (470)      185
                                                              ----     -----     -----
Cash flows from financing activities
  Net borrowings (repayments) of commercial paper...........  (424)      209      (434)
  Net proceeds from the issuance of long-term debt..........   238        --        --
  Other.....................................................    --        --       (35)
                                                              ----     -----     -----
          Net cash provided by (used in) financing
            activities......................................  (186)      209      (469)
                                                              ----     -----     -----
Decrease in cash and cash equivalents.......................    (4)       --        --
Cash and cash equivalents
  Beginning of period.......................................     4         4         4
                                                              ----     -----     -----
  End of period.............................................  $ --     $   4     $   4
                                                              ====     =====     =====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                               ACCUMULATED
                                     COMMON STOCK     ADDITIONAL                  OTHER           TOTAL
                                    ---------------    PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDER'S
                                    SHARES   AMOUNT    CAPITAL     EARNINGS       LOSS           EQUITY
                                    ------   ------   ----------   --------   -------------   -------------
January 1, 2000...................   208      $ --      $1,388       $174         $ --           $1,562
  Net income......................                                    163                           163
  Allocated tax benefit of El Paso
     equity plans.................                           7                                        7
  Contribution from parent........                          10                                       10
                                     ---      ----      ------       ----         ----           ------
December 31, 2000.................   208        --       1,405        337           --            1,742
  Net income......................                                    154                           154
  Allocated tax benefit of El Paso
     equity plans.................                           5                                        5
                                     ---      ----      ------       ----         ----           ------
December 31, 2001.................   208        --       1,410        491           --            1,901
  Net income......................                                    112                           112
  Allocated tax benefits of El
     Paso equity plans............                           2                                        2
  Contribution from parent........                         798                                      798
  Dividend to parent..............                                    (67)                          (67)
  Other comprehensive loss, net of
     tax of $1....................                                                  (3)              (3)
                                     ---      ----      ------       ----         ----           ------
December 31, 2002.................   208      $ --      $2,210       $536         $ (3)          $2,743
                                     ===      ====      ======       ====         ====           ======

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

  Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.

  Accounting for Regulated Operations

     Our natural gas systems and storage operations are subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we apply the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation to these businesses. Accounting requirements for regulated businesses can differ from the accounting requirements for non-regulated businesses. Transactions that have been recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits and other costs and taxes included in, or expected to be included in, future rates.

     Our application of SFAS No. 71 is based on the current regulatory environment, our current tariff and our ability to collect the rates set under our tariff. At this time, we currently discount a number of our expiring and remarketed contracts as a result of competition in the markets we serve. Although discounting of our maximum tariff rates does occur, we believe the standards required by SFAS No. 71 for its application are met and the continued use of regulatory accounting under SFAS No. 71, best reflects the results of operations in the economic environment in which we currently operate. Regulatory accounting requires us to record assets and liabilities that result from the rate-making process that would not be recorded under generally accepted accounting principles for non-regulated entities. We will continue to evaluate the application of regulatory accounting principles based on on-going changes in the regulatory and economic environment. Issues that may influence this assessment are:

     - inability to recover cost increases due to rate caps and rate case moratoriums;

     - inability to recover capitalized costs, including an adequate return on those costs through the rate-making process;

     - excess capacity;

     - increased competition and discounting in the markets we serve; and

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

  Natural Gas Imbalances

     Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system or storage facility differs from the amount of natural gas scheduled to be delivered or received. We value these imbalances due to or from shippers at specific index prices set forth in our tariff based on the month when the imbalances occur. Imbalances are settled in cash or in-kind, subject to the terms of our settlement.

     Imbalances due from others are reported in our balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported on the balance sheet as either trade accounts payable or accounts payable to affiliates. In addition, we classify all imbalances as current.

  Property, Plant and Equipment

     Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at either the fair value of the assets acquired or the cost to the entity that first placed the asset in service. We capitalize direct costs, such as labor and materials, and indirect costs, such as overhead, interest and an equity return component on regulated businesses as allowed by the FERC. We capitalize the major units of property replacements or improvements and expense minor items.

     We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and other characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. Currently, our depreciation rates vary from one to 24 percent. Using these rates, the remaining depreciable lives of these assets range from two to 32 years. We re-evaluate depreciation rates each time we redevelop our transportation rates when we file with the FERC for an increase or decrease in rates.

     When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost, plus the cost to remove, sell or dispose, less its salvage value. We do not recognize a gain or loss unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in income.

     Additional acquisition cost assigned to utility plant represents the excess of allocated purchase costs over historical costs of these facilities. These costs are amortized on a straight-line basis using FERC approved rates, and we do not recover those excess costs in our rates.

     At December 31, 2002 and 2001, we had approximately $115 million and $232 million of construction work in progress included in our property, plant and equipment.

     As a FERC-regulated company, we capitalize a carrying cost (an allowance for funds used during construction) on funds invested in our construction of long-lived assets that are financed by debt. The amount capitalized is calculated based on our average cost of debt. Debt amounts capitalized during the years ended December 31, 2002, 2001 and 2000, were $3 million, $11 million and $6 million. These amounts are included as a reduction of interest expense in our income statement. Capitalized carrying costs are reflected as an increase in the cost of the asset on our balance sheet.

  Goodwill and Other Intangible Assets

     We apply the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that upon adoption of SFAS No. 142, any negative goodwill should be written off as a cumulative effect of an accounting change. Prior to adoption of the standards, we had negative goodwill associated with our 30 percent investment in Portland Natural Gas Company, that we amortized using the straight-line method. As a result of our adoption of these standards on January 1, 2002, we stopped this amortization and recognized a pretax and after-tax gain of $10 million related to the write-off of negative goodwill as a cumulative effect of an accounting change. Had we continued to amortize negative goodwill, our reported income for the year ended December 31, 2002, would not have been materially different. In addition, had we applied the amortization provisions of these standards on January 1, 2001 and 2000, our reported income for the year ended December 31, 2001 and 2000, would not have been materially different.

  Asset Impairments

     We apply the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to account for asset impairments. Under this standard, we evaluate an asset for impairment when events or circumstances indicate that a long-lived asset's carrying value may not be recovered. These events include market declines, changes in the manner in which we intend to use an asset or decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. At the time we decide to exit an activity or sell a long-lived asset or group of assets, we adjust the carrying value of those assets downward, if necessary, to the estimated sales price, less costs to sell. We classify these assets as either held for sale or as discontinued operations, depending on whether they have independently determinable cash flows.

  Revenue Recognition

     Our revenues consist primarily of transportation and storage services. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity ratably over the contract period. For interruptible or volumetric based services, we record revenues when we complete the delivery of natural gas to the agreed upon delivery point and when gas is injected or withdrawn from the storage facility. Revenues for all services are generally based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. We are subject to FERC regulations and, as a result, revenues we collect may possibly be refunded in a final order of a future rate proceeding or as a result of a rate settlement. We establish reserves for these potential refunds.

  Environmental Costs and Other Contingencies

     We record liabilities when our environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. We recognize a current period expense for the liability when the clean-up efforts do not benefit future periods. We capitalize costs that benefit more than one accounting period, except in instances where separate agreements or legal and regulatory guidelines dictate otherwise. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into account the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. These estimates are subject to revision in future periods based on actual costs or new circumstances and are included in our balance sheet in other current and long-term liabilities at their undiscounted amounts. We evaluate recoveries from insurance coverage, rate recovery, government sponsored and other programs separately from our liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

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

  Income Taxes

     We report current income taxes based on our taxable income and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represent the tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

     El Paso maintains a tax accrual policy to record both regular and alternative minimum taxes for companies included in its consolidated federal income tax return. The policy provides, among other things, that (i) each company in a taxable income position will accrue a current expense equivalent to its federal income tax, and (ii) each company in a tax loss position will accrue a benefit to the extent its deductions, including general business credits, can be utilized in the consolidated return. El Paso pays all federal income taxes directly to the IRS and, under a separate tax billing agreement, El Paso may bill or refund its subsidiaries for their portion of these income tax payments.

  New Accounting Pronouncements Issued But Not Yet Adopted

     As of December 31, 2002, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Below is a discussion of the more significant standards that could impact us.

     Accounting for Costs Associated with Exit or Disposal Activities. In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after January 1, 2003.

     Accounting for Guarantees. In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation requires that companies record a liability for all guarantees issued after January 31, 2003, including financial, performance, and fair value guarantees. This liability is recorded at its fair value upon issuance, and does not affect any existing guarantees issued before December 31, 2002. While we do not believe there will be any initial impact of adopting this standard, it will impact any guarantees we issue in the future.

2. INCOME TAXES

     The following table reflects the components of income tax expense included in income before cumulative effect of accounting change for each of the three years ended December 31:

                                                              2002    2001    2000
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Current
  Federal ..................................................  $(35)   $ 58    $ 79
  State.....................................................    (4)     (9)     (8)
                                                              ----    ----    ----
                                                               (39)     49      71
                                                              ----    ----    ----
Deferred
  Federal ..................................................    89      25       7
  State.....................................................    (8)     (2)     (4)
                                                              ----    ----    ----
                                                                81      23       3
                                                              ----    ----    ----
          Total income tax expense..........................  $ 42    $ 72    $ 74
                                                              ====    ====    ====

     Our income tax expense included in income before cumulative effect of accounting change differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

                                                              2002    2001    2000
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Income tax expense at the statutory federal rate of 35%.....  $50     $79     $83
Items creating rate differences:
  State income tax, net of federal income tax benefit.......   (8)     (7)     (8)
  Other.....................................................   --      --      (1)
                                                              ---     ---     ---
Income tax expense..........................................  $42     $72     $74
                                                              ===     ===     ===
Effective tax rate..........................................   29%     32%     31%
                                                              ===     ===     ===

     The following are the components of our net deferred tax liability as of December 31:

                                                               2002      2001
                                                              ------    ------
                                                               (IN MILLIONS)
Deferred tax liabilities
  Property, plant and equipment.............................  $1,402    $1,397
  Other.....................................................     147       131
                                                              ------    ------
          Total deferred tax liability......................   1,549     1,528
                                                              ------    ------
Deferred tax assets
  Net operating loss credit carryovers
     U.S. Federal...........................................     183       151
     State..................................................      84        71
  Accrual for regulatory issues.............................      23        56
  Environmental liability...................................      61        68
  Other liabilities.........................................      49       102
  Valuation allowance.......................................      --        (2)
                                                              ------    ------
          Total deferred tax asset..........................     400       446
                                                              ------    ------
Net deferred tax liability..................................  $1,149    $1,082
                                                              ======    ======

     Under El Paso's tax accrual policy, we are allocated the tax benefit associated with our employees' exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends.

This allocation reduced taxes payable by $2 million in 2002, $5 million in 2001 and $7 million in 2000. These benefits are included in additional paid-in capital in our balance sheet.

     As of December 31, 2002, we had $1 million of alternative minimum tax credit carryovers and $520 million of federal net operating loss carryovers. The alternative minimum tax credits carryover indefinitely. The carryover period for the net operating loss ends as follows: approximately $119 million in 2011; $130 million in 2018; $75 million in 2019; $17 million in 2020; and $179 million in 2021. Usage of these carryovers is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation year rules of IRS regulations.

     As of December 31, 2002, we had $1,129 million of state net operating loss carryovers. These carryovers will expire in varying amounts over the period from 2003 to 2021.

3. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     As of December 31, 2002 and 2001, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments.

     The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

                                                       2002                     2001
                                               ---------------------    ---------------------
                                               CARRYING                 CARRYING
                                                AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                               --------   ----------    --------   ----------
                                                               (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt, including current
     maturities(1)...........................   $1,595      $1,350       $1,356      $1,283

---------------

(1) We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

     Portland Natural Gas Transmission, our unconsolidated affiliate, uses derivatives to mitigate, or hedge, cash flow risk associated with its variable interest rates on long-term debt. Our unconsolidated affiliates account for these derivatives under the provisions of SFAS No. 133, Accounting for Derivates and Hedging Activities. Our unconsolidated affiliates record changes in the fair value of these derivatives in other comprehensive income. We are required to record our proportionate share of the impact that these derivative instruments have on the financial statements of our investee as adjustments to our other comprehensive income and our investment in unconsolidated affiliates.

     Our accumulated other comprehensive income includes a loss of $3 million, net of $1 million in income taxes, representing our proportionate share of amounts recorded in other comprehensive loss by our unconsolidated affiliate who uses derivatives as cash flow hedges. Included in this loss is a $1 million loss that we estimate will be reclassified from accumulated other comprehensive income over the next 12 months. The maximum term of these cash flow hedges is 10 years. For the years ended December 31, 2002 and 2001, our unconsolidated affiliate did not record any ineffectiveness in earnings on its cash flow hedges.

5. REGULATORY ASSETS AND LIABILITIES

     Our current and non-current regulatory assets and liabilities are included on a gross basis in our balance sheets, and these balances are included in respective other current and non-current assets and liabilities. Below are the details of our regulatory assets and liabilities at December 31:

                                                                             REMAINING
                  DESCRIPTION                       2002      2001        RECOVERY PERIOD
                  -----------                       ----      ----        ---------------
                                                    (IN MILLIONS)
Current Regulatory Assets
  Other.........................................    $ 3(1)    $ 2(1)         1 year
Non-Current Regulatory Assets
  Post retirement benefits......................     17(1)     19(1)        10 years
  Capitalized equity and under-collected state
     tax........................................     16        19         2 - 15 years
  Unamortized net loss on reacquired debt.......      4(1)      4(1)        15 years
  Other.........................................      5(1)      9(1)       1 - 2 years
                                                    ---       ---
          Total regulatory assets...............    $45       $53
                                                    ===       ===
Current Regulatory Liabilities
  Cashout imbalance settlement..................    $ 8(1)    $13(1)           N/A
Non-Current Regulatory Liabilities
  Post retirement benefits......................      9(1)      7(1)           N/A
  Excess deferred federal taxes.................      9        16            2 years
  Plant regulatory liability....................     11(1)      5(1)           N/A
  Environmental liability.......................     55(1)     46(1)         3 years
                                                    ---       ---
          Total regulatory liabilities..........    $92       $87
                                                    ===       ===

---------------

(1) These amounts are not included in our rate base on which we earn a current return.

6. PROPERTY, PLANT AND EQUIPMENT

     As of December 31, 2002, additional acquisition costs assigned to utility plant was approximately $2 billion and accumulated depreciation was approximately $143 million. These excess costs are being amortized over the life of the related pipeline assets, and our amortization expense during 2002 was approximately $34 million and during 2001 it was $22 million. The adoption of SFAS No. 142 did not impact these amounts since they were included as part of our property, plant and equipment, rather than as goodwill.

7. DEBT AND OTHER CREDIT FACILITIES

     At December 31, 2001, our short-term borrowings consisted of commercial paper of $424 million that carried a weighted average interest rate of 3.2%. At December 31, 2002 we did not have any commercial paper outstanding. Our long-term debt outstanding consisted of the following at December 31:

                                                              2002      2001
                                                             ------    ------
                                                              (IN MILLIONS)
6.0% Debentures due 2011...................................  $   86    $   86
7.5% Debentures due 2017...................................     300       300
7.0% Debentures due 2027(1)................................     300       300
7.0% Debentures due 2028...................................     400       400
8.375% Notes due 2032......................................     240        --
7.625% Debentures due 2037.................................     300       300
                                                             ------    ------
                                                              1,626     1,386
Less: Unamortized discount.................................      31        30
                                                             ------    ------
          Long-term debt...................................  $1,595    $1,356
                                                             ======    ======

---------------

(1) These debentures are callable in 2007.

     None of our long-term debt matures within the next five years.

     In May 2002, El Paso, our indirect parent, renewed its $3 billion, 364-day revolving credit and competitive advance facility. We are a designated borrower under this facility and, as such, are jointly and severally liable for any amounts outstanding under this facility. This facility matures in May 2003, and provides that amounts outstanding on that date, are not due until May 2004. In June 2002, El Paso amended its existing $1 billion, 3-year revolving credit and competitive advance facility to permit it to issue up to $500 million in letters of credit and to adjust pricing terms. This facility matures in August 2003, and we are also a designated borrower under this facility and, as such, are jointly and severally liable for any amounts outstanding under this facility. The interest rate under both of these facilities varies based on El Paso's senior unsecured debt rating, and as of December 31, 2002, an initial draw would have had a rate of LIBOR plus 1.0%, and a 0.25% utilization fee for drawn amounts above 25% of the committed amounts. As of December 31, 2002, $1.5 billion was outstanding under the $3 billion facility, and $456 million in letters of credit were issued under the $1 billion facility. In February 2003, an additional draw of $500 million was made under the $1 billion facility.

     In June 2002, we issued $240 million aggregate principal amount 8.375% notes due 2032. Proceeds were approximately $238 million, net of issuance costs.

  Other Financing Arrangements

     During 1999, El Paso formed Sabine Investors, L.L.C., a wholly owned limited liability company, and other separate legal entities (collectively, these are referred to as the Trinity River financing arrangement), for the purpose of generating funds for El Paso to invest in capital projects and other assets. The proceeds from the financing transaction were collateralized by various assets of El Paso, including our 50 percent ownership interest in Bear Creek.

     Southern Gas Storage Company, our affiliate, owns the remaining 50 percent interest in Bear Creek. Bear Creek has not made any cash dividend distributions since 1999. As a result of the downgrade of El Paso's credit rating below investment grade, Bear Creek's cash can be used only for purposes of redeeming the preferred membership interests that Sabine issued at the time it was formed, and for Bear Creek's operating needs. Accordingly, until the preferred membership interests were redeemed in full, we were not able to receive any cash distributions from our ownership interest in Bear Creek. Bear Creek's estimated operating cash flow for the year ended December 31, 2002, was $26 million. In March 2003, El Paso entered into a $1.2 billion two-year term loan and the proceeds were used to retire the outstanding balance under the Trinity River financing agreement.

8. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value of natural gas produced from royalty properties been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motion to dismiss. Discovery is proceeding. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of

Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiff's motion for class certification has been argued and we are awaiting a ruling. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of December 31, 2002, we had approximately $4 million accrued for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2002, we had accrued approximately $84 million, including approximately $79 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and approximately $5 million for related environmental legal costs, which we anticipate incurring through 2027. Below is a reconciliation of our accrued liability as of December 31, 2001 to our accrued liability as of December 31, 2002 (in millions):

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Balance as of January 1.....................................  $102    $109
Adjustments for remediation activities......................    (4)     --
Payments for remediation activities.........................   (14)     (7)
                                                              ----    ----
Balance as of December 31...................................  $ 84    $102
                                                              ====    ====

     In addition, we expect to make capital expenditures for environmental matters of approximately $56 million in the aggregate for the years 2003 through 2007. These expenditures primarily relate to compliance with clean air regulations. For 2003, we estimate that our total remediation expenditures will be approximately $7 million, of which $2 million we estimate will be for capital related expenditures. In addition, approximately $3 million of this amount will be expended under government directed clean-up plans. The remaining $2 million will be self-directed or in connection with facility closure.

     Internal PCB Remediation Project. Since 1988, we have been engaged in an internal project to identify and address the presence of polychlorinated biphenyls (PCBs) and other substances, including those on the EPA's List of Hazardous Substances, at compressor stations and other facilities we operate. While conducting this project, we have been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, to ensure that our efforts meet regulatory requirements. We executed a consent order in 1994 with the EPA, governing the remediation of the relevant compressor stations and are working with the EPA and the relevant states regarding those remediation activities. We are also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations.

     PCB Cost Recoveries. In May 1995, following negotiations with our customers, we filed an agreement with the FERC that established a mechanism for recovering a substantial portion of the environmental costs identified in our internal remediation project. The agreement, which was approved by the FERC in November 1995, provided for a PCB surcharge on firm and interruptible customers' rates to pay for eligible costs under the PCB remediation project, with these surcharges to be collected over a defined collection period. We have twice received approval from the FERC to extend the collection period, which is now currently set to expire in June 2004. The agreement also provided for bi-annual audits of eligible costs. As of December 31, 2002, we had pre-collected our PCB costs by approximately $115 million. The pre-collection will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the pre-collection amount plus carrying charges incurred up to the date of the refunds. As of December 31, 2002, we have recorded a regulatory liability (included in other non-current liabilities on our balance sheet) for future refund obligations of approximately $55 million.

     Kentucky PCB Project. In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that we discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs and a civil penalty. We entered into agreed orders with the agency to resolve many of the issues raised in the complaint. The relevant Kentucky compressor stations are being remediated under a 1994 consent order with the EPA. Despite our remediation efforts, the agency may raise additional technical issues or seek additional remediation work in the future.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of December 31, 2002, we have estimated our share of the remediation costs to be between $1 million and $2 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in determining our estimated liabilities.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the reserves are adequate.

 Rates and Regulatory Matters

     Gas Supply Realignment Costs. In 1997, the FERC approved the settlement of all issues related to the recovery of our Gas Supply Realignment (GSR) and other transition costs. Under the agreement, we are entitled to collect up to $770 million from our customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. As of December 31, 2002, $64 million of the interruptible transportation surcharge had been collected. There is no time limit for collection of the remaining interruptible transportation surcharge. This agreement also provides for a rate case moratorium that expired November 2000 and an escalating cap on the rates we can charge some of our customers, indexed to inflation, through October 2005.

     Order No. 637. In February 2000, the FERC issued Order No. 637. Order 637 impacts the way pipelines conduct their operational activities, including how they release capacity, segment capacity and manage imbalance services, operational flow orders and pipeline penalties. We filed our compliance proposal in August 2000 and received an order on compliance from the FERC in April 2002. Most of our compliance proposal was accepted, but the FERC rejected our proposals regarding overlapping capacity segments, discounting and the priority of capacity. In response, we sought rehearing and have made another compliance filing. On October 31, 2002, FERC issued its order responding to the United States Court of Appeals for the D.C. Circuit's order. In turn, we submitted our compliance filing with FERC to comply with the October 31 order. We also filed for rehearing of the October 31 order, which remains pending. We cannot predict the outcome of the compliance filings or the requests for rehearing.

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

     Negotiated Rate NOI.  In July 2002, the FERC issued a Notice of Inquiry
(NOI) that seeks comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. We have entered into those transactions over the years, and the FERC is now reviewing whether negotiated rates should be capped, whether or not the "recourse rate" (a cost-of-service based rate) continues to safeguard against a pipeline exercising market power and other issues related to negotiated rate programs. On September 25, 2002, El Paso's pipelines and others filed comments. Reply comments were filed on October 25, 2002. At this time, we cannot predict the outcome of this NOI.

     Cash Management NOPR. On August 1, 2002, the FERC issued a NOPR requiring that all cash management or money pool arrangements between a FERC regulated subsidiary (like us) and a non-FERC regulated parent must be in writing, and set forth the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposed that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent maintain investment grade credit ratings. On August 28, 2002, comments were filed. The FERC held a public conference on September 25, 2002, to discuss the issues raised in the comments. Representatives of companies from the gas and electric industries participated on a panel and uniformly agreed that the proposed regulations should be revised substantially and that the proposed capital balance and investment grade credit rating requirements would be excessive. At this time, we cannot predict the outcome of this NOPR.

     Also on August 1, 2002, the FERC's Chief Accountant issued an Accounting Release, which was effective immediately. The Accounting Release provides guidance on how companies should account for money pool arrangements and the types of documentation that should be maintained for these arrangements. However, it did not address the proposed requirements that the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent and that the entity and its parent have investment grade credit ratings. Requests for rehearing were filed on August 30, 2002. The FERC has not yet acted on the rehearing requests.

     Emergency Reconstruction of Interstate Natural Gas Facilities NOPR. On January 17, 2003, FERC issued a NOPR proposing to (1) expand the scope of construction activities authorized under a pipeline's blanket certificate to allow replacement of mainline facilities; (2) authorize a pipeline to commence reconstruction of the affected system without a waiting period; and (3) authorize automatic approval of construction that would be above the normal cost ceiling. Comments on the NOPR were filed on February 27, 2003. At this time, we cannot predict the outcome of this rulemaking.

     Pipeline Safety Notice of Proposed Rulemaking. On January 28, 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. We intend to submit comments on the NOPR, which are due on April 30, 2003. At this time, we cannot predict the outcome of this rulemaking.

     While the outcome of our outstanding legal matters, environmental matters and rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters. It is also possible that the outcome of these matters could impair our debt rating and the credit rating of our parent. Further, for environmental matters, it is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

  Capital Commitments and Purchase Obligations

     At December 31, 2002, we had capital and investment commitments of $26 million. Our other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures. We have entered into unconditional purchase obligations for products and services, including financing commitments with one of our joint ventures, totaling $159 million at December 31, 2002. Our annual obligations under these agreements are $31 million for 2003, $31 million for 2004, $29 million for 2005, $21 million for 2006, $11 million for 2007 and $36 million in total thereafter.

  Operating Leases

     We lease property, facilities and equipment under various operating leases. Minimum future annual rental commitments at December 31, 2002, were as follows:

                        YEAR ENDING
                        DECEMBER 31,                          OPERATING LEASES
------------------------------------------------------------  ----------------
                                                              (IN MILLIONS)
   2003.....................................................        $ 2
   2004.....................................................          2
   2005.....................................................          2
   2006.....................................................          2
   2007.....................................................          1
   Thereafter...............................................          6
                                                                    ---
          Total.............................................        $15
                                                                    ===

     Rental expense for operating leases for each of the year ended December 31, 2002, 2001 and 2000 was $5 million, $6 million and less than $1 million.

9. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     El Paso maintains a pension plan to provide benefits determined under a cash balance formula covering substantially all of its U.S. employees, including our employees. El Paso also maintains a defined contribution plan covering its U.S. employees, including our employees. Prior to May 1, 2002, El Paso matched 75 percent of participant basic contributions up to 6 percent, with matching contributions being made to the plan's stock fund, which participants could diversify at any time. After May 1, 2002, the plan was amended to allow for matching contributions to be invested in the same manner as that of participant contributions. Effective March 1, 2003, El Paso suspended the matching contribution. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates. See Note 11 for a summary of transactions with affiliates.

  Other Postretirement Benefits

     Following El Paso's acquisition of us in 1996, we retained responsibility for postretirement medical and life insurance benefits for former employees of operations previously disposed of by our former parent, and for employees, including our employees, added as a result of the merger who were eligible to retire on December 31, 1996, and did so by July 1, 1997. Medical benefits for this closed group of retirees may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. We have reserved the right to change these benefits. Employees who retire after July 1, 1997, will continue to receive limited postretirement life insurance benefits. Postretirement benefit plan costs are prefunded to the extent these costs are recoverable through rates. Effective February 1, 1992, we began recovering through our rates the other postretirement benefits (OPEB) costs included in the June 1993 rate case settlement. To the extent actual OPEB costs differ from the amounts funded, a regulatory asset or liability is recorded.

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for other postretirement benefits as of and for the twelve months ended September 30:

                                                              2002     2001
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $ 26     $ 27
  Interest cost.............................................     2        2
  Participant contributions.................................     1        1
  Actuarial loss............................................     1        1
  Benefits paid.............................................    (4)      (5)
                                                              ----     ----
  Benefit obligation at end of period.......................  $ 26     $ 26
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at beginning of period..........  $  9     $  6
  Actual return on plan assets..............................    --        2
  Employer contributions....................................     5        5
  Participant contributions.................................     1        1
  Benefits paid.............................................    (4)      (5)
                                                              ----     ----
  Fair value of plan assets at end of period................  $ 11     $  9
                                                              ====     ====
Reconciliation of funded status
  Funded status at end of period............................  $(15)    $(17)
  Fourth quarter contributions and income...................     1        1
  Unrecognized net actuarial gain...........................    (4)      (5)
  Unrecognized prior service cost...........................    (1)      (1)
                                                              ----     ----
  Net accrued benefit cost at December 31,..................  $(19)    $(22)
                                                              ====     ====

     Net periodic benefit cost for our plans consisted of interest costs of $2 million, for each of the years ended December 31, 2002, 2001 and 2000. Postretirement benefit obligations are based upon actuarial estimates as described below:

                                                              2002     2001
                                                              -----    -----
Weighted average assumptions
  Discount rate.............................................  6.75%    7.25%
  Expected return on plan assets............................  7.50%    7.50%

     Actuarial estimates for our postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 11.0 percent in 2002, gradually decreasing to 5.5 percent by the year 2008. Assumed health care cost trends can have a significant effect on the amounts reported for other postretirement benefit plans. However, it does not affect our costs because our costs are limited by defined dollar caps.

10. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for each of the three years ended December 31:

                                                              2002     2001    2000
                                                              ----     ----    ----
                                                                  (IN MILLIONS)
Interest paid...............................................  $131     $116    $128
Income tax payments.........................................    43       81      62

11. INVESTMENTS IN AND TRANSACTIONS WITH RELATED PARTIES

     We hold investments in various affiliates which are accounted for on the equity method of accounting. Our principal equity method investment is a 50 percent ownership interest in Bear Creek, a joint venture with Southern Gas Storage Company, our affiliate. Bear Creek owns and operates an underground natural gas storage facility located in Louisiana. The facility has a capacity of 50 Bcf of base gas and 58 Bcf of working storage. Bear Creek's working storage capacity is committed equally to SNG, and our pipeline system under long-term contracts. Our investment in Bear Creek as of December 31, 2002 and 2001, was $128 million and $116 million. We recognized equity earnings of $12 million in 2002, $14 million in 2001 and $13 million in 2000. During 1999, El Paso formed Sabine Investors, L.L.C., a wholly owned limited liability company, and other separate legal entities, for the purpose of generating funds for El Paso to invest in capital projects and other assets. The proceeds from the financing transaction were collateralized by specific assets of El Paso, including our investment in Bear Creek. In March 2003, El Paso entered into a $1.2 billion two-year term loan and the proceeds were used to retire the outstanding amount of the financing transaction.

     We also have a 30 percent ownership interest in Portland Natural Gas Transmission System, a general partnership. Portland owns and operates a 294 mile interstate pipeline with a design capacity of 214 MMcf/d that extends from the Canadian border near Pittsburg, New Hampshire to Dracut, Massachusetts. As of December 31, 2002 and 2001, our investment in Portland was $51 million and $39 million. We recognized equity earnings of $4 million in 2002 and equity losses of less than $1 million in 2001 and $2 million in 2000.

     Summarized financial information of our proportionate share of unconsolidated affiliates are presented below. Differences in our carrying amounts and our equity in the net assets of these investments as of December 31, 2002 and 2001, were $3 million and $(8) million. The primary difference in 2001 related to an unamortized purchase price allocation on our Portland investment, which was written off on January 1, 2002 upon our adoption of SFAS No. 141.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2002      2001      2000
                                                              -----     -----     -----
                                                                     (UNAUDITED)
                                                                    (IN MILLIONS)
Operating results data:
Operating revenues..........................................   $34       $28       $23
Operating expenses..........................................    14        12        11
Income from continuing operations...........................    11         8         6
Net income..................................................    11         8         6

                                                               DECEMBER 31,
                                                              --------------
                                                              2002     2001
                                                              -----    -----
                                                               (UNAUDITED)
                                                              (IN MILLIONS)
Financial position data:
Current assets..............................................  $ 71     $ 57
Non-current assets..........................................   214      206
Other current liabilities...................................   102       17
Long-term debt..............................................    --       76
Other non-current liabilities...............................     7        7
Equity in net assets........................................   176      163

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. Our continued participation in the program may be dependent on any final rule issued by the FERC in connection with its cash management notice of proposed rulemaking discussed in Note 7. We had advanced $599 million at December 31, 2002, at a market rate of interest which was 1.5%. At December 31, 2001, we had advanced $153 million at a market rate of interest which was 2.1%. These receivables are due upon demand; however, as of December 31, 2002, we have classified this amount as non-current notes receivable from affiliates because we do not anticipate settlement within the next twelve months. In addition, we have a demand note receivable with El Paso of $38 million at December 31, 2002, at an interest rate of 2.21%. At December 31, 2001, the demand note receivable was $28 million at an interest rate of 2.73%.

     At December 31, 2002 and 2001, we had accounts receivable from related parties of $72 million and $55 million. In addition, we had accounts payable to related parties of $88 million and $69 million at December 31, 2002 and 2001. These balances arose in the normal course of business. We also received $5 million in deposits related to our transportation contracts with El Paso Merchant Energy L.P. (EPME) which is included in our balance sheet as other current liabilities. These deposits were required as a result of the credit rating downgrade of El Paso.

     El Paso allocates a portion of its general and administrative expenses to us. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. For the year ended December 31, 2002, 2001, and 2000 the annual charges were $97 million, $67 million and $90 million. During 2002 and 2001, we performed operational, financial, accounting and administrative services for El Paso's other pipeline systems. For the years ended December 2002 and 2001, the annual charges were $39 million and $38 million. We recorded the amounts billed as a reduction of our operating expenses. We believe the allocation methods are reasonable.

     During 2002, we completed several transactions to increase our equity in proportion to our total capital (debt and equity). These transactions included capital contributions from, and distributions in the form of dividends to, our parent, El Paso Tennessee Pipeline Co. The capital contribution included $798 million of affiliate accounts payable to our parent and other El Paso affiliates. We accounted for the contribution as an increase in additional paid-in capital. In addition, we declared a non-cash dividend totaling $67 million, representing a distribution of affiliate receivables, to our parent. The dividend was recorded as a reduction of retained earnings.

     During 2002, 2001 and 2000 we transported gas for an affiliate, EPME, and recognized revenues of $74 million, $79 million and $70 million.

     We store natural gas in an affiliated storage facility and utilized an affiliated pipeline (ANR Pipeline Company) to transport some of our natural gas during 2002 and 2001. These costs were $5 million and $2 million for these periods and are recorded as operating expenses. These activities were entered into in the normal course of our business and are based on the same terms as non-affiliates.

     The following table shows revenues and charges from our affiliates for each of the three years ended December 31:

                                                              2002    2001    2000
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Revenues from affiliates....................................  $ 77    $81     $72
Operation and maintenance expense from affiliates...........   102     69      90
Reimbursement for operating expenses from affiliates........    39     38      --

12. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below:

                                                     QUARTERS ENDED
                                     -----------------------------------------------
                                     DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31   TOTAL
                                     -----------   ------------   -------   --------   -----
                                                          (IN MILLIONS)
2002
  Operating revenues...............     $169           $180        $165       $188     $702
  Operating income.................       53             63          41         79      236
  Income before cumulative effect
     of accounting change..........       21             25          14         42      102
  Cumulative effect of accounting
     change, net of income taxes...       --             --          --         10       10
  Net income.......................       21             25          14         52      112
2001
  Operating revenues...............     $188           $156        $170       $214     $728
  Operating income.................       75             58          69        112      314
  Income before cumulative effect
     of accounting change..........       39             20          35         60      154
  Net income.......................       39             20          35         60      154

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Tennessee Gas Pipeline Company:

     In our opinion, the consolidated financial statements listed in the Index appearing under Item 15(a)(1) present fairly, in all material respects, the consolidated financial position of Tennessee Gas Pipeline Company and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 25, 2003

                                  SCHEDULE II

                         TENNESSEE GAS PIPELINE COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN MILLIONS)

                                          BALANCE AT   CHARGED TO   CHARGED TO                      BALANCE
                                          BEGINNING    COSTS AND      OTHER                         AT END
              DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS        OF PERIOD
              -----------                 ----------   ----------   ----------   ----------        ---------
2002
  Allowance for doubtful accounts.......     $  6         $ (1)        $  1         $ (2)(2)         $  4
  Valuation allowance on deferred tax
     assets.............................        2           --           --           (2)              --
  Legal reserves........................        4           --           --           --                4
  Environmental reserves................      102           (4)          --          (14)(3)           84
  Regulatory reserves...................       10           (5)           1           --                6
2001
  Allowance for doubtful accounts.......     $  4         $  2         $ --         $ --             $  6
  Valuation allowance on deferred tax
     assets.............................        2           --           --           --                2
  Legal reserves........................        7           (3)          --           --                4
  Environmental reserves................      109           --           --           (7)(3)          102
  Regulatory reserves...................       33          (12)(1)      (11)(1)       --               10
2000
  Allowance for doubtful accounts.......     $  5         $  6         $ (4)        $ (3)(2)         $  4
  Valuation allowance on deferred tax
     assets.............................        4           --           --           (2)               2
  Legal reserves........................        7           --           --           --                7
  Environmental reserves................      117           --           --           (8)(3)          109
  Regulatory reserves...................       38           (5)          --           --               33

---------------

(1) Upon favorable resolution of issues related to natural gas purchase contracts, we reversed the regulatory reserve to revenue and the regulatory asset account.

(2) Primarily accounts written off.

(3) Payments for remediation activities.

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

ITEM 14.  CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls (Internal Controls) within 90 days of the filing date of this annual report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

     Definition of Disclosure Controls and Internal Controls. Disclosure Controls are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     Limitations on the Effectiveness of Controls. TGP's management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls and Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in TGP's Internal Controls, or whether TGP had identified any acts of fraud involving personnel who have a significant role in TGP's Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board and our independent accountants and to report on related matters in this section of the Annual Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Effectiveness of Disclosure Controls. Based on the controls evaluation, our principal executive officer and principal financial officer have concluded that, subject to the limitations discussed above, the Disclosure Controls are effective to ensure that material information relating to TGP and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when our periodic reports are being prepared.

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Annual Report, as appropriate.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

      1. Financial statements.

     The following consolidated financial statements are included in Part II,
Item 8 of this report:

                                                                PAGE
                                                                ----
     Consolidated Statements of Income......................     16
     Consolidated Balance Sheets............................     17
     Consolidated Statements of Cash Flows..................     18
     Consolidated Statements of Stockholder's Equity........     19
     Notes to Consolidated Financial Statements.............     20
     Report of Independent Accountants......................     36

 2. Financial statement schedules.

     Schedule II -- Valuation and Qualifying Accounts.......     37

     All other schedules are omitted because they are not applicable, or the required information is disclosed in the financial statements or accompanying notes.

 3. Exhibit list............................................     40

     (B) REPORTS ON FORM 8-K:

     None.

                         TENNESSEE GAS PIPELINE COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 2002

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
     3.A       Restated Certificate of Incorporation dated May 11, 1999
               (Exhibit 3.A to our 1999 Second Quarter Form 10-Q).
    *3.B       By-laws dated as of June 24, 2002.
     4.A       Indenture dated as of March 4, 1997, between TGP and
               Wilmington Trust Company (as successor to JPMorgan Chase
               Bank, formerly known as The Chase Manhattan Bank), as
               Trustee (Exhibit 4.1 to EPTP's Form 10-K for 1997); First
               Supplemental Indenture dated as of March 13, 1997, between
               TGP and the Trustee (Exhibit 4.2 to EPTP's 1997 Form 10-K);
               Second Supplemental Indenture dated as of March 13, 1997,
               between TGP and the Trustee (Exhibit 4.3 to EPTP's 1997 Form
               10-K); Third Supplemental Indenture dated as of March 13,
               1997, between TGP and the Trustee (Exhibit 4.4 to EPTP's
               1997 Form 10-K); Fourth Supplemental Indenture dated as of
               October 9, 1998, between TGP and the Trustee (Exhibit 4.2 to our Form 8-K filed October 9, 1998); Fifth Supplemental
               Indenture dated June 10, 2002, between TGP and the Trustee
               (Exhibit 4.1 to our Form 8-K filed June 10, 2002).
    10.A       $3,000,000,000 364-Day Revolving Credit and Competitive
               Advance Facility Agreement, dated May 15, 2002, by and among
               El Paso Corporation, EPNG, TGP, the several banks and other financial institutions from time to time parties thereto,
               JPMorgan Chase Bank, as Administrative Agent and CAF Advance
               Agent, ABN Amro Bank N.V. and Citibank, N.A., as
               Co-Documentation Agents, and Bank of America, N.A. and
               Credit Suisse First Boston, as Co-Syndication Agents
               (Exhibit 10.A to our 2002 Second Quarter Form 10-Q).
    10.B       Amended and Restated $1,000,000,000 3-Year Revolving Credit
               and Competitive Advance Facility Agreement dated June 27,
               2002, by and among El Paso EPNG, TGP, El Paso CGP, the
               several banks and other financial institutions from time to time parties thereto, and JPMorgan Chase Bank, as
               Administrative Agent, CAF Advance Agent and Issuing Bank,
               Citibank, N.A. and ABN Amro Bank N.V., as Co-Documentation
               Agents, and Bank of America, N.A., as Syndication Agent
               (Exhibit 10.B to our 2002 Second Quarter Form 10-Q).
    21         Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
   *99.A       Certification of Principal Executive Officer pursuant to 18
               U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
               Sarbanes-Oxley Act of 2002. A signed original of this
               written statement required by sec. 906 has been provided to
               Tennessee Gas Pipeline Company and will be retained by
               Tennessee Gas Pipeline Company and furnished to the
               Securities and Exchange Commission or its staff upon
               request.
   *99.B       Certification of Principal Financial Officer pursuant to 18
               U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
               Sarbanes-Oxley Act of 2002. A signed original of this
               written statement required by sec. 906 has been provided to
               Tennessee Gas Pipeline Company and will be retained by
               Tennessee Gas Pipeline Company and furnished to the
               Securities and Exchange Commission or its staff upon
               request.

     REPORTS ON FORM 8-K

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Tennessee Gas Pipeline Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2003.

                                            TENNESSEE GAS PIPELINE COMPANY

                                            By: /s/ JOHN W. SOMERHALDER II
                                              ----------------------------------
                                                    John W. Somerhalder II
                                                    Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Tennessee Gas Pipeline Company and in the capacities and on the dates indicated:

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

             /s/ JOHN W. SOMERHALDER II                  Chairman of the Board and         March 27, 2003
-----------------------------------------------------      Director (Principal
              (John W. Somerhalder II)                     Executive Officer)

               /s/ STEPHEN C. BEASLEY                    President and Director            March 27, 2003
-----------------------------------------------------
                (Stephen C. Beasley)

                 /s/ GREG G. GRUBER                      Senior Vice President, Chief      March 27, 2003
-----------------------------------------------------      Financial Officer, and
                  (Greg G. Gruber)                         Treasurer and Director
                                                           (Principal Financial and
                                                           Accounting Officer)

                                 CERTIFICATION

I, John W. Somerhalder II, certify that:

     1. I have reviewed this annual report on Form 10-K of Tennessee Gas Pipeline Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ JOHN W. SOMERHALDER II
                                          --------------------------------------
                                                  John W. Somerhalder II
                                                  Chairman of the Board
                                              (Principal Executive Officer)
                                              Tennessee Gas Pipeline Company
Date: March 27, 2003

                                 CERTIFICATION

I, Greg G. Gruber, certify that:

     1. I have reviewed this annual report on Form 10-K of Tennessee Gas Pipeline Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ GREG G. GRUBER
                                          --------------------------------------
                                                      Greg G. Gruber
                                                  Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                              (Principal Financial Officer)
                                              Tennessee Gas Pipeline Company
Date: March 27, 2003

                                 EXHIBIT INDEX

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk, all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
     3.A       Restated Certificate of Incorporation dated May 11, 1999
               (Exhibit 3.A to our 1999 Second Quarter Form 10-Q).
    *3.B       By-laws dated as of June 24, 2002.
     4.A       Indenture dated as of March 4, 1997, between TGP and
               Wilmington Trust Company (as successor to JPMorgan Chase
               Bank, formerly known as The Chase Manhattan Bank), as
               Trustee (Exhibit 4.1 to EPTP's Form 10-K for 1997); First
               Supplemental Indenture dated as of March 13, 1997, between
               TGP and the Trustee (Exhibit 4.2 to EPTP's 1997 Form 10-K);
               Second Supplemental Indenture dated as of March 13, 1997,
               between TGP and the Trustee (Exhibit 4.3 to EPTP's 1997 Form
               10-K); Third Supplemental Indenture dated as of March 13,
               1997, between TGP and the Trustee (Exhibit 4.4 to EPTP's
               1997 Form 10-K); Fourth Supplemental Indenture dated as of
               October 9, 1998, between TGP and the Trustee (Exhibit 4.2 to our Form 8-K filed October 9, 1998); Fifth Supplemental
               Indenture dated June 10, 2002, between TGP and the Trustee
               (Exhibit 4.1 to our Form 8-K filed June 10, 2002).
    10.A       $3,000,000,000 364-Day Revolving Credit and Competitive
               Advance Facility Agreement, dated May 15, 2002, by and among
               El Paso Corporation, EPNG, TGP, the several banks and other financial institutions from time to time parties thereto,
               JPMorgan Chase Bank, as Administrative Agent and CAF Advance
               Agent, ABN Amro Bank N.V. and Citibank, N.A., as
               Co-Documentation Agents, and Bank of America, N.A. and
               Credit Suisse First Boston, as Co-Syndication Agents
               (Exhibit 10.A to our 2002 Second Quarter Form 10-Q).
    10.B       Amended and Restated $1,000,000,000 3-Year Revolving Credit
               and Competitive Advance Facility Agreement dated June 27,
               2002, by and among El Paso EPNG, TGP, El Paso CGP, the
               several banks and other financial institutions from time to time parties thereto, and JPMorgan Chase Bank, as
               Administrative Agent, CAF Advance Agent and Issuing Bank,
               Citibank, N.A. and ABN Amro Bank N.V., as Co-Documentation
               Agents, and Bank of America, N.A., as Syndication Agent
               (Exhibit 10.B to our 2002 Second Quarter Form 10-Q).
    21         Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
   *99.A       Certification of Principal Executive Officer pursuant to 18
               U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
               Sarbanes-Oxley Act of 2002. A signed original of this
               written statement required by sec. 906 has been provided to
               Tennessee Gas Pipeline Company and will be retained by
               Tennessee Gas Pipeline Company and furnished to the
               Securities and Exchange Commission or its staff upon
               request.
   *99.B       Certification of Principal Financial Officer pursuant to 18
               U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
               Sarbanes-Oxley Act of 2002. A signed original of this
               written statement required by sec. 906 has been provided to
               Tennessee Gas Pipeline Company and will be retained by
               Tennessee Gas Pipeline Company and furnished to the
               Securities and Exchange Commission or its staff upon
               request.