Form 10-Q
period 2003-03-31
TENNESSEE GAS PIPELINE CO
filed 2003-05-14
CIK 97142

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                        Telephone Number: (713) 420-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $5 per share. Shares outstanding on May 14, 2003:
208

     TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                              2003       2002
                                                              ----       ----
Operating revenues..........................................  $212       $188
                                                              ----       ----
Operating expenses
  Operation and maintenance.................................    67         60
  Depreciation, depletion and amortization..................    38         36
  Taxes, other than income taxes............................    12         13
                                                              ----       ----
                                                               117        109
                                                              ----       ----
Operating income............................................    95         79
Earnings from unconsolidated affiliates.....................     7          5
Other income................................................     1          1
Interest and debt expense...................................   (32)       (28)
Affiliated interest income (expense), net...................    (1)         2
                                                              ----       ----
Income before income taxes and cumulative effect of
  accounting change.........................................    70         59
Income taxes................................................    21         17
                                                              ----       ----
Income before cumulative effect of accounting change........    49         42
Cumulative effect of accounting change, net of income
  taxes.....................................................    --         10
                                                              ----       ----
Net income..................................................  $ 49       $ 52
                                                              ----       ----
Other comprehensive loss....................................    (1)        --
                                                              ----       ----
Comprehensive income........................................  $ 48       $ 52
                                                              ====       ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                2003           2002
                                                              ---------    ------------
Current assets
  Cash and cash equivalents.................................   $   --         $   --
  Accounts and notes receivable
    Customer, net of allowance of $4 in 2003 and 2002.......      182            119
    Affiliates..............................................       60            110
    Other...................................................       94             76
  Materials and supplies....................................       24             24
  Deferred income taxes.....................................       46             47
  Other.....................................................       15             14
                                                               ------         ------
         Total current assets...............................      421            390
                                                               ------         ------
Property, plant and equipment, at cost......................    3,083          3,074
  Less accumulated depreciation, depletion and
    amortization............................................      510            484
                                                               ------         ------
                                                                2,573          2,590
  Additional acquisition cost assigned to utility plant,
    net.....................................................    2,226          2,236
                                                               ------         ------
         Total property, plant and equipment, net...........    4,799          4,826
                                                               ------         ------
Other assets
  Notes receivable from affiliates..........................      616            599
  Investments in unconsolidated affiliates..................      181            179
  Other.....................................................       47             51
                                                               ------         ------
                                                                  844            829
                                                               ------         ------
         Total assets.......................................   $6,064         $6,045
                                                               ======         ======

Current liabilities
  Accounts payable
    Trade...................................................   $   75         $   82
    Affiliates..............................................       24             88
    Other...................................................       18             17
  Taxes payable.............................................       32             37
  Accrued interest..........................................       44             25
  Other.....................................................       56             61
                                                               ------         ------
         Total current liabilities..........................      249            310
                                                               ------         ------
Long-term debt..............................................    1,595          1,595
                                                               ------         ------
Other liabilities
  Deferred income taxes.....................................    1,233          1,196
  Other.....................................................      196            201
                                                               ------         ------
                                                                1,429          1,397
                                                               ------         ------

Commitments and contingencies

Stockholder's equity
  Common stock, par value $5 per share; 300 shares
    authorized; 208 shares issued and outstanding...........       --             --
  Additional paid-in capital................................    2,210          2,210
  Retained earnings.........................................      585            536
  Accumulated other comprehensive loss......................       (4)            (3)
                                                               ------         ------
         Total stockholder's equity.........................    2,791          2,743
                                                               ------         ------
         Total liabilities and stockholder's equity.........   $6,064         $6,045
                                                               ======         ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                              2003       2002
                                                              ----       -----
Cash flows from operating activities
  Net income................................................  $ 49       $  52
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............    38          36
     Undistributed earnings of unconsolidated affiliates....    (5)         (5)
     Deferred income tax expense............................    38          15
     Cumulative effect of accounting change.................    --         (10)
  Working capital changes...................................   (79)        (28)
  Non-working capital changes and other.....................    (4)         (8)
                                                              ----       -----
          Net cash provided by operating activities.........    37          52
                                                              ----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (23)        (35)
  Net change in affiliated advances receivable..............   (18)       (120)
  Other.....................................................     4          --
                                                              ----       -----
          Net cash used in investing activities.............   (37)       (155)
                                                              ----       -----
Cash flows from financing activities
  Net borrowings of commercial paper........................    --         103
                                                              ----       -----
          Net cash provided by financing activities.........    --         103
                                                              ----       -----
Net change in cash and cash equivalents.....................    --          --
Cash and cash equivalents
  Beginning of period.......................................    --           4
                                                              ----       -----
  End of period.............................................  $ --       $   4
                                                              ====       =====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2002 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2003, and for the quarters ended March 31, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the audited balance sheet filed in our 2002 Form 10-K. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for a cumulative effect of accounting change, which is discussed in Note 2) to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not necessarily indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentations. These reclassifications have no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

     Accounting for Costs Associated with Exit or Disposal Activities. As of January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that we recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. There was no initial financial statement impact of adopting this standard.

     Accounting for Guarantees. On January 1, 2003, we adopted Financial Accounting Standards Board Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that we record a liability for all guarantees, including financial performance and fair value guarantees, issued after December 31, 2002, at fair value when they are issued. There was no initial financial statement impact of adopting this standard.

     Accounting for Regulated Operations. We continue to evaluate the application of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, for changes in the competitive environment and our operating cost structures. See a further discussion of our accounting for regulated operations in our 10-K.

2. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2002, we adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that upon adoption of SFAS No. 142, any negative goodwill should be written off as a cumulative effect of an accounting change. Prior to adoption of the standards, we had negative goodwill associated with our 30 percent investment in Portland Natural Gas Company. As a result of our adoption of these standards on January 1, 2002, we recognized a pretax and after-tax gain of $10 million as a cumulative effect of an accounting change in our 2002 income statement related to the elimination of this negative goodwill.

3. DEBT AND OTHER CREDIT FACILITIES

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures in June 2005. This facility replaces the previous $3 billion revolving credit facility. El Paso's existing $1 billion revolving credit facility, which matures in August 2003, and approximately $1 billion of other financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations to the new $3 billion revolving credit facility.

We, along with our affiliates, ANR Pipeline Company, El Paso Natural Gas Company
(EPNG) and El Paso, are borrowers under the $3 billion revolving credit facility and we, EPNG and El Paso are borrowers under the $1 billion revolving credit facility.

     El Paso's equity in several of its subsidiaries, including us and our equity in Bear Creek Storage, collateralizes the revolving credit facility and other financing arrangements. We will remain jointly and severally liable under the $3 billion revolving credit facility until August 19, 2003. After that date, we will only be liable for the amounts we borrow under the facility. We are also jointly and severally liable for any amounts outstanding under the $1 billion revolving credit facility until it matures in August 2003.

     These facilities have a borrowing cost of LIBOR plus 350 basis points and letter of credit fees of 350 basis points. A key financial covenant of the facilities is the requirement for El Paso to maintain debt to total capitalization, as defined in the revolving credit facilities, not to exceed 75 percent. In addition, we and other pipeline company borrowers cannot incur incremental debt if the incurrence of debt would cause our debt to EBITDA ratio, as defined in the revolving credit facilities, to exceed 5 to 1. The proceeds from the issuance of debt by the pipeline company borrowers can be used only for maintenance and expansion capital expenditures or investments in other FERC-regulated assets and to refinance existing debt. As of March 31, 2003, $1.5 billion was outstanding under the $3 billion facility, none of which was borrowed by us, and $500 million was outstanding and $456 million in letters of credit were issued under the $1 billion facility, none of which was borrowed by us.

     In March 2003, El Paso entered into a $1.2 billion two-year term loan and the proceeds were used to retire the outstanding balance under the Trinity River financing agreement, which was collateralized by various assets of El Paso, including our 50 percent ownership interest in Bear Creek.

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

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiff's motion for class certification was denied on April 10, 2003. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of March 31, 2003, we had approximately $4 million accrued for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2003, we had accrued approximately $82 million, including approximately $77 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and approximately $5 million for related environmental legal costs, which we anticipate incurring through 2027. Our reserve estimates range from a high of approximately $86 million and a low of approximately $82 million. Our accrual at March 31, 2003, was based on the probability of the range of reasonably likely outcomes. Below is a reconciliation of our accrued liability as of March 31, 2003 (in millions):

Balance as of January 1.....................................        $84
Payments for remediation activities.........................         (2)
                                                                    ---
Balance as of March 31......................................        $82
                                                                    ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $51 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations. For 2003, we estimate that our total remediation expenditures will be approximately $4 million, of which $1 million we estimate will be for capital related expenditures. In addition, approximately $2 million of this amount will be expended under government directed clean-up plans. The remaining $1 million will be self-directed or in connection with facility closure.

     Internal PCB Remediation Project. Since 1988, we have been engaged in an internal project to identify and address the presence of polychlorinated biphenyls (PCBs) and other substances, including those on the EPA's List of Hazardous Substances, at compressor stations and other facilities we operate. While conducting this project, we have been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders. We executed a consent order in 1994 with the EPA, governing the remediation of the relevant compressor stations and are working with the EPA and the relevant states regarding those remediation activities. We are also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations.

     PCB Cost Recoveries. In May 1995, following negotiations with our customers, we filed an agreement with the FERC that established a mechanism for recovering a substantial portion of the environmental costs identified in our internal remediation project. The agreement, which was approved by the FERC in November 1995, provided for a PCB surcharge on firm and interruptible customers' rates to pay for eligible costs under the PCB remediation project, with these surcharges to be collected over a defined collection period. We have twice received approval from the FERC to extend the collection period, which is now currently set to expire in June 2004. The agreement also provided for bi-annual audits of eligible costs. As of March 31, 2003, we had pre-collected our PCB costs by approximately $116 million. The pre-collection will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the pre-collection amount plus carrying charges incurred up to the date of the refunds. As of March 31, 2003, we have recorded a regulatory liability (included in other non-current liabilities on our balance sheet) for future refund obligations of approximately $57 million.

     Kentucky PCB Project. In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that we discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs and a civil penalty. We entered into interim agreed orders with the agency to resolve many of the issues raised in the complaint. The relevant Kentucky compressor stations are being remediated under a 1994 consent order with the EPA. Despite our remediation efforts, the agency may raise additional technical issues or seek additional remediation work in the future.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2003 we have estimated our share of the remediation costs to be between $1 million and $2 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in determining our estimated liabilities.

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

 Rates and Regulatory Matters

     Gas Supply Realignment Costs. In 1997, the FERC approved the settlement of all issues related to the recovery of our Gas Supply Realignment (GSR) and other transition costs. Under the agreement, we are entitled to collect up to $770 million from our customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. As of March 31, 2003, $66 million of the interruptible transportation surcharge had been collected. There is no time limit for collection of the remaining interruptible transportation surcharge. This agreement also provides for a rate case moratorium that expired November 2000 and an escalating cap on the rates we can charge some of our customers, indexed to inflation, through October 2005.

     Order No. 637. In February 2000, the FERC issued Order No. 637. Order 637 impacts the way pipelines conduct their operational activities, including how they release capacity, segment capacity and manage imbalance services, operational flow orders and pipeline penalties. We filed our compliance proposal in August 2000 and received an order on compliance from the FERC in April 2002. Most of our compliance proposal was accepted, but the FERC rejected our proposals regarding overlapping capacity segments, discounting and the priority of capacity. In response, we sought rehearing and have made another compliance filing. On October 31, 2002, FERC issued its order responding to the United States Court of Appeals for the D.C. Circuit's order remanding various aspects of Order No. 637. On December 2, 2002, we submitted our compliance filing with FERC to comply with the October 31 order. We also filed for rehearing of the October 31 order, which remains pending. We cannot predict the outcome of the compliance filings or the requests for rehearing.

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

     Emergency Reconstruction of Interstate Natural Gas Facilities NOPR. On January 17, 2003, FERC issued a NOPR proposing, in emergency situations, to (1) expand the scope of construction activities authorized under a pipeline's blanket certificate to allow replacement of mainline facilities; (2) authorize a pipeline to commence reconstruction of the affected system without a waiting period; and (3) authorize automatic approval of construction that would be above the normal cost ceiling. Comments on the NOPR were filed on February 27, 2003. At this time, we cannot predict the outcome of this rulemaking.

     Pipeline Safety Notice of Proposed Rulemaking. On January 28, 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. At this time, we cannot predict the outcome of this rulemaking.

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

5. RELATED PARTY TRANSACTIONS

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. Our continued participation in the program may be dependent on any final rule issued by the FERC in connection with its cash management notice of proposed rulemaking discussed in Note 4. As of March 31, 2003 and December 31, 2002, we had advanced to El Paso $616 million and $599 million. The market rate of interest at March 31, 2003 was 1.3% and at December 31, 2002, it was 1.5%. These receivables are due upon demand. However, as of March 31, 2003 and December 31, 2002, we have classified these amounts as non-current notes receivables from affiliates because we do not anticipate settlement within the next twelve months. In addition, we had a demand note receivable with El Paso of $38 million at March 31, 2003 and December 31, 2002, at an interest rate of 1.85% and 2.21%.

     At March 31, 2003 and December 31, 2002, we had other accounts receivable from related parties of $22 million and $72 million. In addition, we had accounts payable to related parties of $24 million and $88 million at March 31, 2003 and December 31, 2002. These balances arose in the normal course of business.

     The following table shows revenues and charges from our affiliates for the quarters ended March 31:

                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Revenues from affiliates....................................   $ 8     $22
Operations and maintenance from affiliates..................    26      20
Reimbursement for operating expenses from affiliates........    10      10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2002 Form 10-K in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Form 10-Q.

                             RESULTS OF OPERATIONS

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. EBIT is operating income adjusted to include equity earnings from unconsolidated affiliates and other miscellaneous income. Items that are not included in this measure are financing costs, including interest and debt expense, income taxes and the impact of accounting changes. We believe this measurement is useful to our investors because it allows them to evaluate the effectiveness of our business and operations and our investments from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. Presented below is a reconciliation of our operating results to EBIT and our EBIT to net income and a discussion of our results of our operations for the quarters ended March 31:

                                                                2003        2002
                                                              --------    --------
                                                              (IN MILLIONS, EXCEPT
                                                                    VOLUMES)
Operating revenues..........................................   $  212      $  188
Operating expenses..........................................     (117)       (109)
                                                               ------      ------
  Operating income..........................................       95          79
                                                               ------      ------
Earnings from unconsolidated affiliates.....................        7           5
Other income................................................        1           1
                                                               ------      ------
  Other.....................................................        8           6
                                                               ------      ------
     EBIT...................................................      103          85
Interest and debt expense...................................      (32)        (28)
Affiliated interest income (expense), net...................       (1)          2
Income taxes................................................      (21)        (17)
                                                               ------      ------
     Income before cumulative effect of accounting change...       49          42
Cumulative effect of accounting change, net of income
  taxes.....................................................       --          10
                                                               ------      ------
     Net income.............................................   $   49      $   52
                                                               ======      ======
Throughput volumes (BBtu/d)(1)..............................    6,048       4,840
                                                               ======      ======

---------------

(1) BBtu/d means billion British thermal units per day.

     First Quarter 2003 Compared to First Quarter 2002

     Operating revenues for the quarter ended March 31, 2003, were $24 million higher than the same period in 2002. This increase was primarily due to increased transportation revenues of $12 million resulting from higher throughput in 2003 as a result of colder weather. The impact of higher natural gas prices in 2003 on natural gas recoveries resulted in an additional increase in operating revenues of $11 million.

     Operating expenses for the quarter ended March 31, 2003, were $8 million higher than the same period in 2002. The increase was due to higher electric compression costs of $4 million resulting from higher usage in 2003, $2 million of higher depreciation related to transmission system expansion projects placed in service in 2002 and higher amortization expense of $1 million related to additional acquisition costs assigned to our utility plant.

INTEREST AND DEBT EXPENSE

     Below is the analysis of interest expense for the quarters ended March 31 (in millions):

                                                              2003    2002
                                                              ----    ----
Long term debt..............................................  $30     $25
Commercial paper............................................   --       3
Other interest..............................................    2       2
Less: capitalized interest..................................   --      (2)
                                                              ---     ---
     Total interest expense.................................  $32     $28
                                                              ===     ===

     Interest and debt expense for the quarter ended March 31, 2003, was $4 million higher than the same period in 2002 primarily due to a $5 million increase in interest expense resulting from the issuance of $240 million of long-term debt in June 2002. Also contributing to the increase was a decrease in interest capitalized on construction projects of $2 million due to a lower capitalization base in the first quarter of 2003. These increases were offset by a $3 million decrease in commercial paper interest expense due to the discontinuation of commercial paper activity in the fourth quarter of 2002.

AFFILIATED INTEREST INCOME (EXPENSE), NET

     Affiliated interest for the quarter ended March 31, 2003, was $3 million lower than the same period in 2002 due primarily to a decrease in our interest bearing advances from El Paso, partially offset by lower 2003 short-term interest rates under our cash management program. The average advance balances for the first quarter changed from a receivable of $503 million in 2002 to a payable of $427 million in 2003. The average short-term interest rates for the first quarter decreased from 1.9% in 2002 to 1.4% in 2003.

INCOME TAXES

     Income tax expense for the quarters ended March 31, 2003 and 2002, was $21 million and $17 million, resulting in effective tax rates of 30 percent and 29 percent. Our effective tax rates were different than the statutory rate of 35 percent primarily due to state income taxes.

OTHER

     CanEast. The CanEast Project will extend our mainline system, through a combination of lease capacity and facilities modifications, to the Leidy Hub, and expand our capacity in that area by about 127 million cubic feet per day. Construction commenced and the anticipated in-service date of the project is June 2003. Total year to date expenditures on the project have been approximately $2 million.

     Blue Atlantic. The Blue Atlantic Transmission System project consists of approximately 1,000 miles of 36-inch pipe designed to carry up to 1 Bcf/d. The pipeline will follow a sub-sea route from an anticipated production area offshore on the Scotian shelf, make landfall on the Southern coast of Nova Scotia, then continue sub-sea to landing points in the New York and New Jersey areas. Current cost estimates are approximately $2.5 billion, and current expenditures to date for the first quarter 2003 are approximately $1 million. Pending successful producer drilling activity, we anticipate being ready to make all necessary regulatory filings by late 2004, and to place the system in service by the fourth quarter of 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2002, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls (Internal Controls) within 90 days of the filing date of this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in TGP's Internal Controls, or whether TGP had identified any acts of fraud involving personnel who have a significant role in TGP's Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board and our independent accountants and to report on related matters in this section of the Quarterly Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report, as appropriate.

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

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  10.A          $3,000,000,000 Revolving Credit Agreement dated as of April
                16, 2003 among El Paso Corporation, El Paso Natural Gas
                Company, Tennessee Gas Pipeline Company and ANR Pipeline
                Company, as Borrowers, the Lenders Party thereto, and
                JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
                N.V. and Citicorp North America, Inc., as Co-Document
                Agents, Bank of America, N.A. and Credit Suisse First
                Boston, as Co-Syndication Agents, J.P. Morgan Securities
                Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
                and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
                Corporation's Form 8-K filed April 18, 2003, Commission File
                No. 1-4101).
  10.B          $1,000,000,000 Amended and Restated 3-Year Revolving Credit
                Agreement dated as of April 16, 2003 among El Paso
                Corporation, El Paso Natural Gas Company and Tennessee Gas
                Pipeline Company, as Borrowers, The Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN Amro
                Bank N.V. and Citicorp North America, Inc., as Co-Document
                Agents, Bank of America, N.A., as Syndication Agent, J.P.
                Morgan Securities Inc. and Citigroup Global Markets Inc., as
                Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.2 to El
                Paso Corporation's Form 8-K filed April 18, 2003, Commission
                File No. 1-4101).
  10.C          Security and Intercreditor Agreement dated as of April 16,
                2003 among El Paso Corporation, the persons referred to
                therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
                JPMorgan Chase Bank, as Credit Agreement Administrative
                Agent and JPMorgan Chase Bank, as Collateral Agent,
                Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
                El Paso Corporation's Form 8-K filed April 18, 2003,
                Commission File No. 1-4101).
 *99.A          Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *99.B          Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.

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

     b. Reports on Form 8-K

     We filed a Current Report on Form 8-K dated April 18, 2003 announcing an amendment to our financing facilities.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TENNESSEE GAS PIPELINE COMPANY

Date: May 14, 2003                             /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

Date: May 14, 2003                                 /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)

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

Date: May 14, 2003

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

Date: May 14, 2003

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.A     $3,000,000,000 Revolving Credit Agreement dated as of April
          16, 2003 among El Paso Corporation, El Paso Natural Gas
          Company, Tennessee Gas Pipeline Company and ANR Pipeline
          Company, as Borrowers, the Lenders Party thereto, and
          JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
          N.V. and Citicorp North America, Inc., as Co-Document
          Agents, Bank of America, N.A. and Credit Suisse First
          Boston, as Co-Syndication Agents, J.P. Morgan Securities
          Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
          and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
          Corporation's Form 8-K filed April 18, 2003, Commission File
          No. 1-4101).
 10.B     $1,000,000,000 Amended and Restated 3-Year Revolving Credit
          Agreement dated as of April 16, 2003 among El Paso
          Corporation, El Paso Natural Gas Company and Tennessee Gas
          Pipeline Company, as Borrowers, The Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN Amro
          Bank N.V. and Citicorp North America, Inc., as Co-Document
          Agents, Bank of America, N.A., as Syndication Agent, J.P.
          Morgan Securities Inc. and Citigroup Global Markets Inc., as
          Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.2 to El
          Paso Corporation's Form 8-K filed April 18, 2003, Commission
          File No. 1-4101).
 10.C     Security and Intercreditor Agreement dated as of April 16,
          2003 among El Paso Corporation, the persons referred to
          therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
          JPMorgan Chase Bank, as Credit Agreement Administrative
          Agent and JPMorgan Chase Bank, as Collateral Agent,
          Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
          El Paso Corporation's Form 8-K filed April 18, 2003,
          Commission File No. 1-4101).
*99.A     Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
*99.B     Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.