Form 10-Q
period 2003-09-30
TENNESSEE GAS PIPELINE CO
filed 2003-11-12
CIK 97142

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Common Stock, par value $5 per share. Shares outstanding on November 10, 2003: 208

     TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TENNESSEE GAS PIPELINE COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   11
          Cautionary Statement Regarding Forward-Looking Statements...   14
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   14
Item 4.   Controls and Procedures.....................................   14

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   16
Item 2.   Changes in Securities and Use of Proceeds...................   16
Item 3.   Defaults Upon Senior Securities.............................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
Item 5.   Other Information...........................................   16
Item 6.   Exhibits and Reports on Form 8-K............................   16
          Signatures..................................................   17

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                               NINE MONTHS
                                                             QUARTER ENDED        ENDED
                                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                             --------------   --------------
                                                             2003      2002   2003      2002
                                                             ----      ----   ----      ----
Operating revenues.........................................  $161      $180   $541      $533
                                                             ----      ----   ----      ----
Operating expenses
  Operation and maintenance................................    59        68    183       202
  Depreciation, depletion and amortization.................    39        38    122       112
  Taxes, other than income taxes...........................    13        11     37        36
                                                             ----      ----   ----      ----
                                                              111       117    342       350
                                                             ----      ----   ----      ----
Operating income...........................................    50        63    199       183
Earnings from unconsolidated affiliates....................     3         2     14        10
Other income...............................................     2         1      5         6
Interest and debt expense..................................   (33)      (34)   (98)      (93)
Affiliated interest income, net............................     2         3      2         7
                                                             ----      ----   ----      ----
Income before income taxes and cumulative effect of
  accounting change........................................    24        35    122       113
Income taxes...............................................     7        10     36        32
                                                             ----      ----   ----      ----
Income before cumulative effect of accounting change.......    17        25     86        81
Cumulative effect of accounting change, net of income
  taxes....................................................    --        --     --        10
                                                             ----      ----   ----      ----
Net income.................................................  $ 17      $ 25   $ 86      $ 91
                                                             ----      ----   ----      ----
Other comprehensive loss...................................    --        (3)    (1)       (3)
                                                             ----      ----   ----      ----
Comprehensive income.......................................  $ 17      $ 22   $ 85      $ 88
                                                             ====      ====   ====      ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2003             2002
                                                              -------------    ------------
ASSETS
Current assets
  Cash and cash equivalents.................................     $   --           $   --
  Accounts and notes receivable
    Customer, net of allowance of $4 in 2003 and 2002.......        103              119
    Affiliates..............................................        205              110
    Other...................................................         63               76
  Materials and supplies....................................         24               24
  Deferred income taxes.....................................         53               47
  Other.....................................................         13               14
                                                                 ------           ------
         Total current assets...............................        461              390
                                                                 ------           ------
Property, plant and equipment, at cost......................      3,186            3,074
  Less accumulated depreciation, depletion and
    amortization............................................        552              484
                                                                 ------           ------
                                                                  2,634            2,590
  Additional acquisition cost assigned to utility plant,
    net.....................................................      2,206            2,236
                                                                 ------           ------
         Total property, plant and equipment, net...........      4,840            4,826
                                                                 ------           ------
Other assets
  Notes receivable from affiliates..........................        691              599
  Investments in unconsolidated affiliates..................        183              179
  Other.....................................................         46               51
                                                                 ------           ------
                                                                    920              829
                                                                 ------           ------
         Total assets.......................................     $6,221           $6,045
                                                                 ======           ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
    Trade...................................................     $   44           $   82
    Affiliates..............................................        132               88
    Other...................................................         13               17
  Taxes payable.............................................         97               37
  Accrued interest..........................................         44               25
  Other.....................................................         61               61
                                                                 ------           ------
         Total current liabilities..........................        391              310
                                                                 ------           ------
Long-term debt..............................................      1,596            1,595
                                                                 ------           ------
Other liabilities
  Deferred income taxes.....................................      1,238            1,196
  Other.....................................................        173              201
                                                                 ------           ------
                                                                  1,411            1,397
                                                                 ------           ------

Commitments and contingencies

Stockholder's equity
  Common stock, par value $5 per share; 300 shares
    authorized; 208 shares issued and outstanding...........         --               --
  Additional paid-in capital................................      2,205            2,210
  Retained earnings.........................................        622              536
  Accumulated other comprehensive loss......................         (4)              (3)
                                                                 ------           ------
         Total stockholder's equity.........................      2,823            2,743
                                                                 ------           ------
         Total liabilities and stockholder's equity.........     $6,221           $6,045
                                                                 ======           ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003       2002
                                                              ------     ------
Cash flows from operating activities
  Net income................................................  $  86      $  91
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............    122        112
     Undistributed earnings of unconsolidated affiliates....     (6)       (10)
     Deferred income tax expense............................     31         29
     Cumulative effect of accounting change.................     --        (10)
     Other non-cash income items............................      1         --
     Working capital changes................................    (40)      (186)
     Non-working capital changes and other..................    (32)       (13)
                                                              -----      -----
          Net cash provided by operating activities.........    162         13
                                                              -----      -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (113)      (148)
  Net change in affiliated advances receivable..............    (54)       300
  Proceeds from the sale of assets..........................      1          1
  Other.....................................................      4         --
                                                              -----      -----
          Net cash provided by (used in) investing
           activities.......................................   (162)       153
                                                              -----      -----
Cash flows from financing activities
  Net repayments of commercial paper........................     --       (404)
  Net proceeds from the issuance of long-term debt..........     --        238
                                                              -----      -----
          Net cash used in financing activities.............     --       (166)
                                                              -----      -----
Net change in cash and cash equivalents.....................     --         --
Cash and cash equivalents
  Beginning of period.......................................     --          4
                                                              -----      -----
  End of period.............................................  $  --      $   4
                                                              =====      =====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2002 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2003, and for the quarters and nine months ended September 30, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the audited balance sheet filed in our 2002 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not necessarily be indicative of our results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

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

     Accounting for Regulated Operations. Our natural gas systems and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we currently apply the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. The accounting required by SFAS No. 71 differs from the accounting required for businesses that do not apply its provisions. Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, post retirement employee benefit plans and other costs included in, or expected to be included in, future rates. As a result of recent changes in our competitive environment and operating cost structure, we continue to assess the applicability of the provisions of SFAS No. 71 to our financial statements.

2. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2002, we adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that once SFAS No. 142 is adopted, negative goodwill should be written off as a cumulative effect of an accounting change. Prior to adoption of these standards, we had negative goodwill associated with our 30 percent investment in Portland Natural Gas Company. As a result of our adoption of these standards on January 1, 2002, we recognized a pre-tax and after-tax gain of $10 million as a cumulative effect of an accounting change in our 2002 income statement related to the elimination of this negative goodwill.

3. DEBT AND OTHER CREDIT FACILITIES

  Trinity River

     In March 2003, El Paso retired amounts outstanding under its Trinity River financing arrangement. Prior to this retirement, our 50 percent ownership in Bear Creek Storage, along with various assets of El Paso, collateralized that arrangement.

  Credit Facilities

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The $3 billion revolving credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. This facility replaces El Paso's previous $3 billion revolving credit facility. Approximately $1 billion of other El Paso financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations to the new $3 billion revolving credit facility. We, along with El Paso and our affiliates, ANR Pipeline Company, and El Paso Natural Gas Company (EPNG), are borrowers under the $3 billion revolving credit facility and El Paso's equity in several of its subsidiaries, including its equity in us and our equity in Bear Creek Storage, collateralizes the $3 billion revolving credit facility and the other financing arrangements. We were jointly and severally liable under the $3 billion revolving credit facility through August 19, 2003, after which time we are only liable for amounts we directly borrow. As of September 30, 2003, $1.3 billion was outstanding and $1 billion in letters of credit were issued under the $3 billion facility, none of which were borrowed by or issued on behalf of us.

     We were also a borrower under El Paso's $1 billion revolving credit facility which expired on August 4, 2003.

     Under the $3 billion revolving credit facility and other indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements); (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; and (vi) potential limitations on our ability to participate in the El Paso cash management program discussed in Note 5. For the nine months ended September 30, 2003, we were in compliance with these covenants.

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

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification was denied on April 10, 2003. Plaintiffs' motion to file another amended petition to narrow the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado was granted on July 28, 2003. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of September 30, 2003, we had no material accruals for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2003, we had accrued approximately $48 million, including approximately $47 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and approximately $1 million for related environmental legal costs, which we anticipate incurring through 2027. Our accrual at September 30, 2003 was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability as of September 30, 2003 (in millions):

Balance as of January 1, 2003...............................       $ 84
Additions/adjustments for remediation activities(1).........        (31)
Payments for remediation activities.........................         (5)
                                                                   ----
Balance as of September 30, 2003............................       $ 48
                                                                   ====

---------------

(1) Represents a reduction in the estimated costs to complete our internal PCB remediation project as discussed below.

     In addition, we expect to make capital expenditures for environmental matters of approximately $48 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2003, we estimate that our total remediation expenditures will be approximately $2 million. All of this amount is being expended under government directed clean-up plans.

     Internal PCB Remediation Project. Since 1988, we have been engaged in an internal project to identify and address the presence of polychlorinated biphenyls (PCBs) and other substances, including those on the EPA's List of Hazardous Substances (HSL), at compressor stations and other facilities we operate. While conducting this project, we have been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders. We executed a consent order in 1994 with the EPA, governing the remediation of the relevant compressor stations and are working with the EPA and the relevant states regarding those remediation activities. We are also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at our Pennsylvania and New York stations. In May 2003 we finalized a new estimate of the cost to complete the PCB/HSL Project. Over the years there have been developments that impacted various individual components, but our ability to estimate a more likely outcome for the total project has not been possible until recently. The new estimate identified a $31 million reduction in our estimated cost to complete the project.

     PCB Cost Recoveries. In May 1995, following negotiations with our customers, we filed an agreement with the FERC that established a mechanism for recovering a substantial portion of the environmental costs identified in our internal remediation project. The agreement, which was approved by the FERC in November 1995, provided for a PCB surcharge on firm and interruptible customers' rates to pay for eligible costs under the PCB remediation project, with these surcharges to be collected over a defined collection period. We have twice received approval from the FERC to extend the collection period, which is now currently set to expire in June 2004. The agreement also provided for bi-annual audits of eligible costs. As of September 30, 2003, we had pre-collected our PCB costs by approximately $117 million. The pre-collection will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the pre-collection amount plus carrying charges incurred up to the date of the refunds.

     As of September 30, 2003, we have recorded a regulatory liability (included in other non-current liabilities on our balance sheet) of $85 million for future refund obligations. This obligation increased by $25 million in the second quarter due to the reduction of our accrual of estimated future remediation and legal costs.

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

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2003 we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Reserves for these matters are included in the environmental reserve discussed above.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.

 Rates and Regulatory Matters

     Gas Supply Realignment Costs. In 1997, the FERC approved the settlement of all issues related to the recovery of our Gas Supply Realignment (GSR) and other transition costs. Under the agreement, we are entitled to collect up to $770 million from our customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. As of September 30, 2003, $68 million of the interruptible transportation surcharge had been collected. There is no time limit for collection of the remaining interruptible transportation surcharge. This agreement also provides for a rate case moratorium that expired November 2000 and an escalating cap on the rates we can charge some of our customers, indexed to inflation, through October 2005.

     Order No. 637. In February 2000, the FERC issued Order No. 637. Order 637 impacts the way pipelines conduct their operational activities, including how they release capacity, segment capacity and manage imbalance services, issue operational flow orders and impose pipeline penalties. We filed our compliance proposal in August 2000 and received an order on compliance from the FERC in April 2002. Most of our compliance proposal was accepted, but the FERC rejected our proposals regarding overlapping capacity segments, discounting and the priority of capacity. In response, we sought rehearing and have made another compliance filing. On October 31, 2002, FERC issued its order responding to the United States Court of Appeals for the D.C. Circuit's order remanding various aspects of Order No. 637. On December 2, 2002, we submitted our compliance filing with FERC to comply with the October 31 order. We also filed for rehearing of the October 31 order.

     On July 11, 2003, the FERC issued an order on the rehearing request and on our compliance filing. The FERC denied our request for rehearing regarding a replacement shipper's ability to select additional primary points, forwardhauls and backhauls to the same delivery point, and discounting. The FERC clarified its application of its policy to allow replacement shippers the ability to select additional primary points as that policy applies to our grandfathered contracts finding that replacement shippers are not permitted to obtain redundant primary delivery point rights in excess of their contract demand. The FERC also approved our compliance filing proposal to redesign our scheduling imbalance penalty finding that the proposed penalty was designed to prevent the impairment of reliable firm service. We filed certain required tariff revisions relating to operational flow orders (OFO), OFO penalties, and penalty revenue crediting and sought further rehearing of certain issues. We implemented most all of Order No. 637 provisions on October 1, 2003, except for point elevations, for which we have sought an April 1, 2004 effective date. We cannot predict the outcome of the compliance filings or the requests for rehearing.

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. We have filed comments with the FERC addressing our concerns with the proposed rules, participated in a public conference, and filed additional comments. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

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

     In July 2003, the FERC issued an order that prospectively prohibits pipelines from negotiating rates based upon natural gas commodity price indices and imposes certain new filing requirements to ensure the transparency of negotiated rate transactions. Requests for rehearing were filed on August 25, 2003 and remain pending. We do not expect that the order on rehearing will have a material effect on us.

     Cash Management Rule. On October 23, 2003, the FERC approved a rule that requires a FERC regulated entity to file its cash management agreement with the FERC, maintain records of transactions involving its participation in the cash management program, compute its proprietary capital ratio quarterly based on criteria established by the FERC, and notify the FERC 45 days after the end of a calendar quarter whether its proprietary capital ratio falls below 30 percent and subsequently when its proprietary capital ratio returns to or exceeds 30 percent. In the rule, the FERC stated that the requirements imposed by the rule are not in the nature of a regulation governing participation in cash management programs and that the rule does not dictate the content or terms for participating in a cash management program. Although the rule is subject to rehearing, we do not believe an order on rehearing will have a material effect on us.

     On September 10, 2003, the Office of Executive Director of Regulatory Audits completed an industry-wide audit of the FERC Form 2 related to cash management. The audit included our affiliates, EPNG and Mojave. The audit did not identify any instances of non-compliance with the FERC's reporting and recording requirements but recommended that EPNG and Mojave revise and update their existing cash management agreements with El Paso. We are in the process of reviewing and revising our cash management agreement pursuant to this recommendation.

     Emergency Reconstruction of Interstate Natural Gas Facilities Rule. On May 19, 2003, the FERC issued a rule that amends its regulations to enable natural gas interstate pipeline companies, in emergency situations, resulting in sudden, unanticipated loss of natural gas or capacity, to replace facilities when immediate action is required to restore service for the protection of life or health or for the maintenance of physical property. Specifically, the rule permits a pipeline to replace mainline facilities using a route other than an existing right-of-way, to commence construction without being subject to a 45-day waiting period, and to undertake projects that exceed the existing blanket cost constraints. It also requires that landowners be notified of potential construction, but provides for a possible waiver of the 30-day waiting period.

     Pipeline Safety Notice of Proposed Rulemaking. In January 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. Although we cannot predict the outcome of this rulemaking, we do not expect this order to have a material effect on us.

     While the outcome of our outstanding legal matters, environmental matters and rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters. It is possible that the outcome of these matters could impact our credit rating and that of our parent. Further, for environmental matters, it is possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

5. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for our proportionate share of these investments is as follows:

                                                                 QUARTER        NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              --------------   --------------
                                                              2003     2002    2003     2002
                                                              -----    -----   -----    -----
                                                                       (IN MILLIONS)
Operating results data:
  Operating revenues........................................   $7       $9      $25      $26
  Operating expenses........................................    4        5       10       12
  Income from continuing operations.........................    2        2       10        8
  Net income(1).............................................    2        2       10        8

---------------

(1) Our proportionate share of net income includes our share of taxes payable by partners recorded by our equity investments.

     In October 2003, we announced the sale of our 29.64 percent interest in the Portland Natural Gas Transmission system to TransCanada Corporation for approximately $56 million. We will record a pre-tax loss of approximately $2 million related to this sale in the fourth quarter of 2003.

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of September 30, 2003 and December 31, 2002, we had advanced to El Paso $691 million and $599 million. The market rate of interest at September 30, 2003 was 3.5% and at December 31, 2002, was 1.5%. These receivables are due upon demand; however, as of September 30, 2003 and December 31, 2002, we have classified these amounts as non-current notes receivable from affiliates because we do not anticipate settlement within the next twelve months. In addition, we had a demand note receivable with El Paso of $38 million at December 31, 2002, at an interest rate of 2.21%.

     At September 30, 2003 and December 31, 2002, we also had other accounts receivable from related parties of $205 million and $72 million. In addition, we had accounts payable to related parties of $132 million and $88 million at September 30, 2003 and December 31, 2002. These balances arose in the normal course of business.

     The following table shows revenues and charges from our affiliates for the quarters and nine months ended September 30, 2003 and 2002:

                                                                 QUARTER        NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              --------------   --------------
                                                              2003     2002    2003     2002
                                                              -----    -----   -----    -----
                                                                       (IN MILLIONS)
Revenues from affiliates....................................   $ 6      $21     $30      $65
Operations and maintenance from affiliates..................    19       26      70       79
Reimbursement for operating expenses from affiliates........    17        9      37       29

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2002 Form 10-K and the financial statements and notes presented in Item 1 of this Form 10-Q.

                             RESULTS OF OPERATIONS

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT, which includes the results of our consolidated and unconsolidated operations, is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments. In addition, this is the measurement used by El Paso to evaluate the operating performance of its business segments. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the periods ended September 30:

                                                            QUARTER ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                           ----------------   ------------------
                                                            2003      2002     2003       2002
                                                           ------    ------   -------    -------
                                                               (IN MILLIONS, EXCEPT VOLUMES)
Operating revenues.......................................  $  161    $  180   $  541     $  533
Operating expenses.......................................    (111)     (117)    (342)      (350)
                                                           ------    ------   ------     ------
  Operating income.......................................      50        63      199        183
                                                           ------    ------   ------     ------
Earnings from unconsolidated affiliates..................       3         2       14         10
Other income.............................................       2         1        5          6
                                                           ------    ------   ------     ------
  Other..................................................       5         3       19         16
                                                           ------    ------   ------     ------
     EBIT................................................      55        66      218        199
Interest and debt expense................................     (33)      (34)     (98)       (93)
Affiliated interest income, net..........................       2         3        2          7
Income taxes.............................................      (7)      (10)     (36)       (32)
                                                           ------    ------   ------     ------
     Income from continuing operations...................      17        25       86         81
Cumulative effect of accounting change, net of income
  taxes..................................................      --        --       --         10
                                                           ------    ------   ------     ------
     Net income..........................................  $   17    $   25   $   86     $   91
                                                           ======    ======   ======     ======
Throughput volumes (BBtu/d)..............................   3,992     4,515    4,771      4,540
                                                           ======    ======   ======     ======

     Third Quarter 2003 Compared to Third Quarter 2002

     Operating revenues for the quarter ended September 30, 2003, were $19 million lower than the same period in 2002. This decrease was primarily due to a $14 million favorable resolution of measurement issues at a processing plant serving our pipeline system in 2002. Also contributing to the decrease was $2 million related to the amortization of deferred contract revenue from March 2000 through February 2003 for services provided to the customers of East Tennessee Natural Gas Company (ETN) following our sale of ETN in March 2000 and a decrease in transportation reservation revenues of $2 million due to the impact of contract conversions and renewals.

     Operating expenses for the quarter ended September 30, 2003, were $6 million lower than the same period in 2002 primarily due to lower shared services costs allocated to us.

     Nine Months Ended 2003 Compared to Nine Months Ended 2002

     Operating revenues for the nine months ended September 30, 2003, were $8 million higher than the same period in 2002. This increase was due to the impact of higher natural gas prices in 2003 on natural gas recoveries of $21 million and increased transportation revenues of $21 million due primarily to higher throughput in 2003 as a result of colder weather. The increase was partially offset by an $18 million favorable resolution of measurement issues at a processing plant serving our pipeline system in 2002, lower transportation reservation revenues in 2003 of $13 million due to the impact of contract conversions and renewals, and $4 million related to the amortization of deferred contract revenue from March 2000 through February 2003 for services provided to ETN's customers following our sale of ETN in March 2000.

     Operating expenses for the nine months ended September 30, 2003, were $8 million lower than the same period in 2002. The decrease was due to $15 million of lower environmental remediation, legal and other related costs primarily due to a revision in the second quarter of 2003 of our estimated costs to complete our internal PCB remediation project and $9 million in lower shared services costs allocated to us. This decrease was offset by higher depreciation of $7 million due to a revision in depreciation expense for a facility that is being depreciated at an incremental rate of 6.67% per year instead of the general system rate of 1.62% per year, higher electric compression costs of $4 million and higher amortization expense of $3 million related to acquisition costs assigned to our utility plant.

INTEREST AND DEBT EXPENSE

     Below is the analysis of our interest expense for the quarters and nine months ended September 30, 2003 and 2002 (in millions):

                                                                 QUARTER        NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              --------------   --------------
                                                              2003     2002    2003     2002
                                                              -----    -----   -----    -----
Long term debt..............................................   $31      $31     $92      $82
Commercial paper............................................    --        1      --        7
Other interest..............................................     3        2       7        6
Less: capitalized interest..................................    (1)      --      (1)      (2)
                                                               ---      ---     ---      ---
     Total interest expense.................................   $33      $34     $98      $93
                                                               ===      ===     ===      ===

     Interest and debt expense for the nine months ended September 30, 2003, was $5 million higher than the same period in 2002 primarily due to the issuance of $240 million of long-term debt in June 2002 offset by a decrease in commercial paper interest expense due to the discontinuation of commercial paper activity in the fourth quarter of 2002.

AFFILIATED INTEREST INCOME, NET

  Third Quarter 2003 compared to Third Quarter 2002

     Affiliated interest income, net for the quarter ended September 30, 2003, was $1 million lower than the same period in 2002 due primarily to lower average advances to El Paso under its cash management program offset by higher short-term interest rates in 2003. The average advance balance due from El Paso of $598 million for the third quarter of 2002 decreased to $396 million during the same period in 2003. The average short-term interest rates for the third quarter increased from 1.8% in 2002 to 1.9% during the same period in 2003.

  Nine Months Ended 2003 compared to Nine Months Ended 2002

     Affiliated interest income, net for the nine months ended September 30, 2003, was $5 million lower than the same period in 2002 due primarily to lower average advances to El Paso under its cash management program and lower short-term interest rates in 2003. The average advance balance due from El Paso of $500 million for the nine months ended September 30, 2002 decreased to $118 million during the same period in 2003. The average short-term interest rates decreased from 1.9% in 2002 to 1.6% during the same period in 2003.

INCOME TAXES

                                                                 QUARTER        NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              --------------   --------------
                                                              2003     2002    2003     2002
                                                              -----    -----   -----    -----
                                                              (IN MILLIONS, EXCEPT FOR RATES)
Income taxes................................................   $ 7      $10     $36      $32
Effective tax rate..........................................    29%      29%     29%      28%

     Our effective tax rates were different than the statutory rate of 35 percent in all periods, primarily due to state income tax net operating losses which reduced the rate.

OTHER

     CanEast. In June 2003, we completed the CanEast Project which extends our mainline system, through a combination of lease capacity and facility modifications, to the Leidy Hub in Leidy, Pennsylvania and expands our capacity in that area by about 127 MMcf/d. Total year to date expenditures on the project were approximately $6 million.

     South Texas Expansion. The South Texas Expansion Project connects our existing South Texas system in Hidalgo County, Texas to Gasoducto del Rio, Mexico and is designed to ultimately deliver an incremental 312 MMcf/d to the Rio Bravo power generation complex in northern Mexico. The first phase of the project, which provides 220 MMcf/d of capacity, was placed in service in August 2003. Total year to date expenditures on the first phase were approximately $16 million. Construction has begun on the second phase of the project and we expect to place it in service during the fourth quarter of 2003. Total year to date expenditures on the second phase have been approximately $4 million.

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

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
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

                                            TENNESSEE GAS PIPELINE COMPANY

Date: November 10, 2003                        /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

Date: November 10, 2003                            /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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