Form 10-K
period 2003-12-31
TENNESSEE GAS PIPELINE CO
filed 2004-03-15
CIK 97142

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES
OF THE REGISTRANT...........................................................NONE

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $5 per share. Shares outstanding on March 15, 2004:
208

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TENNESSEE GAS PIPELINE COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                                     PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................    3
Item  3.  Legal Proceedings...........................................    3
Item  4.  Submission of Matters to a Vote of Security Holders.........    *

                                    PART II
Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    3
Item  6.  Selected Financial Data.....................................    *
Item  7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    3
          Risk Factors and Cautionary Statement for Purposes of the
            "Safe Harbor" Provisions of the Private Securities
            Litigation Reform Act of 1995.............................    8
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   13
Item  8.  Financial Statements and Supplementary Data.................   14
Item  9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   36
Item 9A.  Controls and Procedures.....................................   36

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    *
Item 11.  Executive Compensation......................................    *
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................    *
Item 13.  Certain Relationships and Related Transactions..............    *
Item 14.  Principal Accountant Fees and Services......................   37

                                    PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   37
          Signatures..................................................   40

---------------

* We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

     Below is a list of terms that are common to our industry and used throughout this document:

/d      =    per day
BBtu    =    billion British thermal units
Bcf     =    billion cubic feet
MMcf    =    million cubic feet
Tcfe    =    trillion cubit feet of gas equivalents

     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

     When we refer to "us", "we", "our", or "ours", we are describing Tennessee Gas Pipeline Company and/or our subsidiaries.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     We are a Delaware corporation incorporated in 1947 and a wholly owned indirect subsidiary of El Paso Corporation (El Paso). Our primary business consists of the interstate transportation and storage of natural gas. We conduct our business activities through our natural gas pipeline system and storage facilities, each of which are discussed below.

     The Pipeline System. The Tennessee Gas Pipeline system consists of approximately 14,200 miles of pipeline with a design capacity of approximately 6,937 MMcf/d. During 2003, 2002 and 2001, our average throughput was 4,710 BBtu/d, 4,596 BBtu/d and 4,405 BBtu/d. This multiple-line system begins in the natural gas producing regions of Louisiana, the Gulf of Mexico and south Texas and extends to the northeast section of the U.S., including the metropolitan areas of New York City and Boston. Our system also has interconnects at the U.S.-Mexico border and the U.S.-Canada border.

     During the fourth quarter of 2003, we completed the construction of pipeline, compression and border crossing facilities which expanded the deliverability of our South Texas system by approximately 312 MMcf/d.

     Storage Facilities. Along our pipeline system, we have approximately 90 Bcf of underground working natural gas storage capacity, of which 1 Bcf is contracted from ANR Pipeline Company and 29 Bcf from Bear Creek Storage Company (Bear Creek), both of whom are our affiliates.

     Bear Creek is a joint venture that we own equally with our affiliate, Southern Gas Storage Company, a subsidiary of Southern Natural Gas Company
(SNG). Bear Creek owns and operates an underground natural gas storage facility located in Louisiana. The facility has a capacity of 50 Bcf of base gas and 58 Bcf of working storage. Bear Creek's working storage capacity is committed equally to Southern Natural Gas Company and us under long-term contracts.

                             REGULATORY ENVIRONMENT

     Our interstate natural gas transmission system and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Our pipeline system and storage facilities operate under FERC-approved tariffs that establish rates, terms and conditions for services to their customers. Generally, the FERC's authority extends to:

     - rates and charges for natural gas transportation, storage and related services;

     - certification and construction of new facilities;

     - extension or abandonment of facilities;

     - maintenance of accounts and records;

     - relationships between pipeline and energy affiliates;

     - terms and conditions of services;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities; and

     - initiation and discontinuation of services.

     The fees or rates established under our tariffs are a function of our costs of providing services to our customers, and include provisions for a reasonable return on our invested capital. Approximately 67 percent of our 2003 transportation and storage revenue is attributable to a capacity reservation, or demand charge, paid by firm customers. Firm customers are those who are obligated to pay a monthly demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. The remaining 33 percent of our revenue is attributable to charges based solely on the volumes of natural gas actually transported or stored on our pipeline system. Consequently, our financial results have historically been relatively stable. However, our results can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers.

     Our interstate pipeline system is also subject to federal, state and local statutes and regulations regarding pipeline safety and environmental matters. Our system has an ongoing inspection program designed to keep all of our facilities in compliance with environmental and pipeline safety requirements. We believe that our system is in material compliance with the applicable requirements.

     We are subject to regulation over the safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission system and storage facilities by the U.S. Department of Transportation. Our operations on U.S. government land are regulated by the U.S. Department of the Interior.

     A discussion of our significant rate and regulatory matters is included in
Part II, Item 8, Financial Statements and Supplementary Data, Note 10 and is incorporated herein by reference.

                            MARKETS AND COMPETITION

     We have approximately 406 firm and interruptible customers, including distribution and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. We provide transportation services in both our natural gas supply and market areas. We have approximately 481 firm transportation contracts with remaining terms that extend from one month to 22 years and with a weighted average remaining contract term of approximately five years. Approximately 87 percent of our total capacity is subscribed under firm transportation agreements. Substantially all of the natural gas that we transport or store is owned by our shippers and accordingly we do not assume any material natural gas commodity price risk related to this gas.

     Our interstate natural gas transmission system and natural gas storage businesses face varying degrees of competition from other pipelines, as well as from alternative energy sources such as electricity, hydroelectric power, coal and fuel oil. We compete with other interstate and intrastate pipelines for deliveries to customers who can take deliveries at multiple connection points. Our system faces strong competition in the Northeast, Appalachian, Midwest and Southeast market areas. In addition, we compete with pipelines and gathering systems for connection to new supply sources in Texas, the Gulf of Mexico and from the Canadian border.

     A number of large natural gas consumers are electric utility companies who use natural gas to fuel electric power generation facilities. Electric power generation is the fastest growing demand sector of the natural gas market. The potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation potentially benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, but this effect is offset, in varying degrees, by increased efficiency in generation and the use of surplus electric capacity as a result of open market access.

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

     Our existing contracts mature at various times and in varying amounts of throughput capacity. Our ability to extend our existing contracts or re-market expiring capacity is dependent on competitive alternatives, access to capital, the regulatory environment at the local, state and federal levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or re-negotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. While we are allowed to negotiate contracts at fully subscribed quantities and at maximum rates allowed under our tariffs, we must, at times, discount our contracts to remain competitive.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 10, and is incorporated herein by reference.

                                   EMPLOYEES

     As of March 9, 2004, we had approximately 1,780 full-time employees, none of whom are subject to a collective bargaining arrangement.

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

ITEM 3. LEGAL PROCEEDINGS

     A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 10, and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of our common stock, par value $5 per share, is owned by an indirect subsidiary of El Paso and, accordingly, our stock is not publicly traded.

     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. During 2002, a $67 million non-cash dividend of affiliated receivables was declared and paid to our parent. No dividends were declared or paid in 2003 or 2001.

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

                                    GENERAL

     Our business consists of interstate natural gas transmission and storage operations and related services. Our interstate natural gas transmission system and natural gas storage businesses face varying degrees of competition from other pipelines, as well as from alternate energy sources, such as electricity, hydroelectric power, coal and fuel oil. We are regulated by the FERC which regulates the rates we can charge our customers. These rates are a function of our costs of providing services to our customers, and include a return on our invested capital. As a result, our financial results have historically been relatively stable. However, they can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers. In addition, our ability to extend existing customer contracts or re-market expiring contracted capacity is dependent on competitive alternatives, the regulatory environment and supply and demand factors at the relevant dates these contracts are extended or expire. We make every attempt to negotiate contracts at fully-subscribed quantities and at maximum rates allowed under our tariff, although at times, we discount our rates to remain competitive.

                             RESULTS OF OPERATIONS

     Our management, as well as El Paso's management, uses earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest and debt expense from this measure so our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the year ended December 31:

                                                                  2003        2002
                                                                --------    ---------
                                                                (IN MILLIONS, EXCEPT
                                                                   VOLUME AMOUNTS)
Operating revenues..........................................     $ 726       $  702
Operating expenses..........................................      (450)        (466)
                                                                 -----       ------
       Operating income.....................................       276          236
                                                                 -----       ------
Other income................................................        22           25
                                                                 -----       ------
       EBIT.................................................       298          261
Interest and debt expense...................................      (130)        (126)
Affiliated interest income, net.............................         4            9
Income taxes................................................       (61)         (42)
                                                                 -----       ------
       Income before cumulative effect of accounting
          change............................................       111          102
       Cumulative effect of accounting change, net of income
          taxes.............................................        --           10
                                                                 -----       ------
       Net income...........................................     $ 111       $  112
                                                                 =====       ======
Throughput volumes (BBtu/d)(1)..............................     4,710        4,596
                                                                 =====       ======

---------------

(1) Throughput volumes exclude those related to our sale of our 30 percent equity investment in Portland Natural Gas Transmission which we sold in the fourth quarter of 2003.

OPERATING RESULTS (EBIT)

     Our EBIT for the year ended December 31, 2003 increased $37 million compared to 2002. The increase was due to higher throughput resulting from a colder winter season and favorable interruptible rates during the summer season offset by the impact of contract conversions and renewals which resulted in higher transportation revenues and EBIT of $10 million. Also contributing directly to the increase in EBIT was higher revenues of $33 million in 2003 from recoveries of natural gas on our system in excess of gas used on our system. In addition, gas prices were generally higher during 2003 versus 2002. Partially offsetting these revenue-related increases was the favorable resolution of a measurement dispute at a processing plant serving our system during 2002 of $18 million. In addition, lower environmental remediation, legal and other related costs resulting primarily from a reduction in the estimated costs to complete our internal PCB remediation project directly increased EBIT by $11 million in 2003 and lower overhead costs allocated to us by our parent increased EBIT by $26 million. Higher depreciation expense of $8 million as a result of an adjustment to our depreciation expense for a facility that is being depreciated at an incremental rate of 6.67% per year instead of the general system rate of 1.62% per year and higher electric compression costs of $8 million reduced our overall EBIT in 2003.

     Our business is primarily driven by contracts with shippers transporting or storing natural gas on our pipeline system. Our tariff structure, which is regulated by the FERC, requires shippers to pay us on the basis of stated transportation and storage rates. Under our tariff structure, approximately 67 percent of our 2003 transportation and storage revenue was attributed to a capacity reservation, or demand charge, paid by firm customers. Firm customers are those who are obligated to pay a monthly demand charge, regardless of the amount of natural gas they actually transport or store on our pipeline system, for the term of their contracts. As these contracts expire, our revenue varies depending on the rates at which they are renewed.

INTEREST AND DEBT EXPENSE

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Long-term debt..............................................  $122    $113
Short-term borrowings.......................................    --       7
Other.......................................................     9       9
Less: Capitalized interest..................................    (1)     (3)
                                                              ----    ----
  Total interest and debt expense...........................  $130    $126
                                                              ====    ====

     Interest and debt expense was $4 million higher for the year ended December 31, 2003, than in 2002 due to higher average debt balances outstanding in 2003 than in 2002. In June 2002, we issued $240 million aggregate principal amount 8.375% notes due 2032, resulting in $9 million of increased interest expense in 2003. Also contributing to the increase was a $2 million decrease in capitalized interest due to a lower capitalization base in 2003. These increases were offset by lower interest expense of $7 million due to the discontinuation of commercial paper activities in late 2002.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the year ended December 31, 2003, was $5 million lower than the same period in 2002. The decrease was due to lower average advances to El Paso under our cash management program. The average advances to affiliates participating in our cash management program were $166 million in 2003 versus $459 million in 2002. The average short-term interest rates increased from 1.9% in 2002 to 2% in 2003.

INCOME TAXES

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2003        2002
                                                              ------      ------
                                                                (IN MILLIONS,
                                                              EXCEPT FOR RATES)
Income taxes................................................    $61         $42
Effective tax rate..........................................     35%         29%

     Our effective tax rate for 2003 was impacted by current year state net operating losses which reduced the effective tax rate, offset by the change in the realizability of state net operating loss carryovers and the sale of an equity investment. In 2002, our effective tax rate was different than the statutory rate of 35% primarily due to state net operating losses which reduced the effective tax rate. For a reconciliation of the statutory rate to the effective rates, see Item 8, Financial Statements and Supplementary Data, Note 3.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs have been provided by cash flow from operating activities and the use of a cash management program with our parent company, El Paso. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. As of December 31, 2003, we had advanced $841 million as a result of this program. These receivables are due upon demand; however, as of December 31, 2003, we classified this amount as non-current notes receivable from affiliates because we do not anticipate settlement within the next twelve months. We believe that cash flows from operating activities will be adequate to meet our short-term capital requirements for existing operations. However, as a result of recent announcements by El Paso related to a revision of its estimates of its natural gas and oil reserves, our ability to borrow or recover the amounts advanced under El Paso's cash management program could be impacted. See Item 8, Financial Statements and Supplementary Data, Note 2 for a discussion of these matters. Our cash flows for the years ended December 31 were as follows:

                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 304   $ 140
Cash flows from investing activities........................   (304)     42
Cash flows from financing activities........................     --    (186)

     In a series of credit rating agency actions beginning in 2002, and contemporaneously with the downgrades of the senior unsecured indebtedness of our parent company, El Paso, our senior unsecured indebtedness was downgraded to below investment grade and is currently rated B1 by Moody's (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). These downgrades will increase our cost of capital and collateral requirements and could impede our access to capital markets in the future.

CAPITAL EXPENDITURES

     Our capital expenditures during the periods indicated are listed below:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Maintenance.................................................  $120    $158
Expansion/Other.............................................    43      76
                                                              ----    ----
     Total..................................................  $163    $234
                                                              ====    ====

     Under our current plan, we expect to spend between approximately $137 million and $151 million in each of the next three years for capital expenditures primarily to maintain the integrity of our pipelines and ensure the reliable delivery of natural gas to our customers. In addition, we have budgeted to spend between $42 million and $146 million in each of the next three years to expand the capacity and services of our pipeline system. In the current environment, we will require contract commitments for capital intensive projects. We expect to fund our maintenance and expansion capital expenditures through internally generated funds and external financing.

DEBT

     As of December 31, 2003, we had long-term debt outstanding of $1,597 million, net of a $29 million discount, $300 million of which may mature within the next five years. For a discussion of our debt and other credit facilities, see Item 8, Financial Statements and Supplementary Data, Note 9, which is incorporated herein by reference.

                         COMMITMENTS AND CONTINGENCIES

     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 10, which is incorporated herein by reference.

            NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

     As of December 31, 2003, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Based on our assessment of those standards, we do not believe there are any that could have a material impact on us.

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

                         RISKS RELATED TO OUR BUSINESS

OUR SUCCESS DEPENDS ON FACTORS BEYOND OUR CONTROL.

     Our business is the transportation and storage of natural gas for third parties. As a result, the volume of natural gas involved in these activities depends on the actions of those third parties and is beyond our control. Further, the following factors, most of which are beyond our control, may unfavorably impact our ability to maintain or increase current revenues, to renegotiate existing contracts as they expire, or to remarket unsubscribed capacity:

     - future weather conditions, including those that favor alternative energy sources such as hydroelectric power;

     - price competition;

     - drilling activity and supply availability of natural gas;

     - expiration and/or turn back of significant contracts;

     - service area competition;

     - changes in regulation and actions of regulatory bodies;

     - credit risk of our customer base;

     - increased cost of capital;

     - opposition to energy infrastructure development, especially in environmentally sensitive areas;

     - adverse general economic conditions; and

     - unfavorable movements in natural gas and liquids prices.

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

     In particular, our ability to extend and/or replace contracts could be adversely affected by factors we cannot control, including:

     - competition by other pipelines, including the proposed construction by other companies of additional pipeline capacity in markets served by us;

     - changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire;

     - reduced demand and market conditions in the areas we serve;

     - the availability of alternative energy sources or gas supply points; and

     - regulatory actions.

     If we are unable to renew, extend or replace these contracts or if we renew them on less favorable terms, we may suffer a material reduction in our revenues and earnings.

FLUCTUATIONS IN ENERGY COMMODITY PRICES COULD ADVERSELY AFFECT OUR BUSINESS.

     If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted. Revenues generated by our contracts depend on volumes and rates, both of which can be affected by the prices of natural gas. Increased natural gas prices could result in a reduction of the volumes transported by our customers, such as power companies who, depending on the price of fuel, may not dispatch gas fired power plants. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels and local distribution companies' loss of customer base. The success of our operations is subject to continued development of additional oil and natural gas reserves in the vicinity of our facilities and our ability to access additional reserves, primarily in the Gulf of Mexico, to offset the natural decline from existing wells connected to our systems. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for transmission or storage on our system. If natural gas prices in the supply basins connected to our pipeline systems are higher on a delivered basis to our off-system markets than delivered prices from other natural gas producing regions, our ability to compete with other transporters may be negatively impacted. Pricing volatility may also impact the value of under or over recoveries of excess gas. Fluctuations in energy prices are caused by a number of factors, including:

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

     Further, state agencies and local governments that regulate our local distribution company customers could impose requirements that could impact demand for our services.

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

     Although we believe we have established appropriate reserves for liabilities, including clean up costs, we could be required to set aside additional reserves in the future due to these uncertainties, and these amounts could be material. For additional information, see Item 8, Financial Statements and Supplementary Data, Note 10.

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

     While we maintain insurance against many of these risks, to the extent and in amounts that we believe are reasonable, our financial condition and operations could be adversely affected if a significant event occurs that is not fully covered by insurance.

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

OUR RELATIONSHIP WITH EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The senior unsecured indebtedness of El Paso has been downgraded to below investment grade, currently rated Caa1 by Moody's (with a negative outlook and under review for a possible downgrade) and CCC+ by Standard & Poor's (with a negative outlook), Our senior unsecured indebtedness is rated B1 by Moody's (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). These downgrades will increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of these recent downgrades, El Paso has realized substantial demands on its liquidity. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     El Paso has embarked on its 2003 Long-Range Plan that, among other things, defines El Paso's future businesses, targets significant debt reduction and establishes financial goals. An inability to meet these objectives could adversely affect El Paso's liquidity position, and in turn affect our financial condition.

     Pursuant to El Paso's cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of December 31, 2003, we have net receivables of approximately $839 million from El Paso and its affiliates. El Paso provides cash management and other corporate services for us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we might still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see
Item 8, Financial Statements and Supplementary Data, Note 13.

     Furthermore, in February 2004, El Paso announced that it had completed a review of its estimates of natural gas and oil reserves. As a result of this review, El Paso announced that it was reducing its proved natural gas and oil reserves by approximately 1.8 Tcfe. El Paso also announced that this reserve revision would result in a 2003 charge of approximately $1 billion if the full impact of the revision was taken in that period. In March 2004, El Paso provided an update and stated that the revisions would likely result in a restatement of its historical financial statements, the timing and magnitude of which are still being determined. El Paso has retained a law firm to conduct an internal investigation, which is ongoing. Also, as a result of the reduction in reserve estimates, several class action suits have been filed against El Paso and several of its subsidiaries, but not against us. The reduction in reserve estimates may also become the subject of an SEC investigation or separate inquiries by other governmental regulatory agencies. These investigations and lawsuits may further negatively impact El Paso's credit ratings and place further demands on its liquidity. See Item 8, Financial Statements and Supplementary Data, Note 2 for a further discussion of the possible impacts of this announcement.

WE MAY BE SUBJECT TO A CHANGE IN CONTROL UNDER CERTAIN CIRCUMSTANCES.

     In connection with its guarantee of El Paso's $3 billion revolving credit facility and approximately $1 billion of other transactions our direct parent pledged its equity interests in us and our equity in Bear Creek to collateralize those facilities. As a result, our ownership, as well as Bear Creek's ownership is subject to change if El Paso's lenders under these transactions exercise rights over their collateral.

A DEFAULT UNDER EL PASO'S $3 BILLION REVOLVING CREDIT FACILITY BY ANY PARTY COULD ACCELERATE OUR FUTURE BORROWINGS, IF ANY, UNDER THE FACILITY AND OUR FUTURE ISSUANCES OF LONG-TERM DEBT, WHICH COULD ADVERSELY AFFECT OUR LIQUIDITY POSITION.

     We are a party to El Paso's $3 billion revolving credit facility. We are only liable, however, for our borrowings under the facility, which were zero as of December 31, 2003. Under the facility, a default by El Paso, or any other party, could result in the acceleration of all outstanding borrowings under the facility, including the borrowings of any non-defaulting party. El Paso's revisions to its reserve estimates would likely result in a restatement of its historical financial statements. Any such material restatement would result in an event of default under El Paso's credit facility, which could result in the acceleration of any outstanding borrowings by El Paso, and would preclude us from borrowing under the facility in the future. The acceleration of our future borrowings, if any, under the credit facility, or the inability to borrow under the credit facility, could adversely affect our liquidity position and, in turn, our financial condition.

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

WE ARE A WHOLLY OWNED SUBSIDIARY OF EL PASO TGPC INVESTMENTS, LLC, AN INDIRECT SUBSIDIARY OF EL PASO.

     As an indirect subsidiary of El Paso, El Paso has substantial control over:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average effective interest rates of our interest bearing securities, by expected maturity dates, and the fair value of these securities. The fair values of our long-term debt securities have been estimated based on quoted market prices for the same or similar issues.

                                                           DECEMBER 31, 2003                      DECEMBER 31, 2002
                                           --------------------------------------------------   ---------------------
                                           EXPECTED FISCAL YEAR OF MATURITY OF CARRYING VALUE
                                           --------------------------------------------------   CARRYING
                                            2007      THEREAFTER      TOTAL       FAIR VALUE    AMOUNTS    FAIR VALUE
                                           ------    ------------    --------    ------------   --------   ----------
                                                         (DOLLARS IN MILLIONS)
LIABILITIES:
Long-term debt(1) -- fixed rate..........   $297        $1,300        $1,597        $1,633       $1,595      $1,350
       Average interest rate.............    7.1%          7.7%

---------------

(1) Holders of $300 million of our long-term debt, which has a stated maturity date of 2027, have the option to redeem these securities in 2007 at par value. As a result, we assume these amounts will mature in 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         TENNESSEE GAS PIPELINE COMPANY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
Operating revenues..........................................  $ 726    $ 702    $ 728
                                                              -----    -----    -----
Operating expenses
  Operation and maintenance.................................    240      271      238
  Depreciation, depletion and amortization..................    161      149      132
  Taxes, other than income taxes............................     49       46       44
                                                              -----    -----    -----
                                                                450      466      414
                                                              -----    -----    -----
Operating income............................................    276      236      314
Earnings from unconsolidated affiliates.....................     15       16       14
Other income................................................      7        9        9
Interest and debt expense...................................   (130)    (126)    (112)
Affiliated interest income, net.............................      4        9        1
                                                              -----    -----    -----
Income before income taxes and cumulative effect of
  accounting change.........................................    172      144      226
Income taxes................................................     61       42       72
                                                              -----    -----    -----
Income before cumulative effect of accounting change........    111      102      154
Cumulative effect of accounting change, net of income
  taxes.....................................................     --       10       --
                                                              -----    -----    -----
Net income..................................................  $ 111    $ 112    $ 154
Other comprehensive gain (loss).............................      3       (3)      --
                                                              -----    -----    -----
Comprehensive income........................................  $ 114    $ 109    $ 154
                                                              =====    =====    =====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              ----------------
                                                               2003      2002
                                                              ------    ------
                                    ASSETS
Current assets
  Cash and cash equivalents.................................  $   --    $   --
  Accounts and notes receivable
     Customer, net of allowance of $4 in 2003 and 2002......      96       119
     Affiliates.............................................       6       110
     Other..................................................      47        76
  Materials and supplies....................................      23        24
  Deferred income taxes.....................................      32        47
  Other.....................................................      10        14
                                                              ------    ------
          Total current assets..............................     214       390
                                                              ------    ------
Property, plant and equipment, at cost......................   3,238     3,074
  Less accumulated depreciation, depletion and
     amortization...........................................     540       448
                                                              ------    ------
                                                               2,698     2,626
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,198     2,236
                                                              ------    ------
          Total property, plant and equipment, net..........   4,896     4,862
                                                              ------    ------
Other assets
  Notes receivable from affiliates..........................     841       599
  Investments in unconsolidated affiliates..................     138       179
  Other.....................................................      43        51
                                                              ------    ------
                                                               1,022       829
                                                              ------    ------
          Total assets......................................  $6,132    $6,081
                                                              ======    ======

                     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts and notes payable
     Trade..................................................  $   47    $   82
     Affiliates.............................................       8        88
     Other..................................................      11        17
  Taxes payable.............................................     113        37
  Accrued interest..........................................      25        25
  Other.....................................................      59        61
                                                              ------    ------
          Total current liabilities.........................     263       310
                                                              ------    ------
Long-term debt..............................................   1,597     1,595
                                                              ------    ------
Other liabilities
  Deferred income taxes.....................................   1,212     1,196
  Other.....................................................     208       237
                                                              ------    ------
                                                               1,420     1,433
                                                              ------    ------
Commitments and contingencies

Stockholder's equity
  Common stock, par value $5 per share; authorized 300
     shares; issued 208 shares..............................      --        --
  Additional paid-in capital................................   2,205     2,210
  Retained earnings.........................................     647       536
  Accumulated other comprehensive loss......................      --        (3)
                                                              ------    ------
          Total stockholder's equity........................   2,852     2,743
                                                              ------    ------
          Total liabilities and stockholder's equity........  $6,132    $6,081
                                                              ======    ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2003     2002     2001
                                                              -----    -----    -----
Cash flows from operating activities
  Net income................................................  $ 111    $ 112    $ 154
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............    161      149      132
     Undistributed earnings from unconsolidated
      affiliates............................................     (7)     (16)     (14)
     Deferred income tax expense............................     24       81       23
     Cumulative effect of accounting change.................     --      (10)      --
     Other non-cash income items............................      1       (1)       1
     Current asset and liability changes, net of non-cash
      transactions
       Accounts and notes receivable........................     94     (123)     127
       Accounts payable.....................................   (122)      (7)     (49)
       Taxes payable........................................     76      (62)     (24)
       Other working capital changes
          Assets............................................      3       40      (17)
          Liabilities.......................................     (2)       2        5
     Non-current asset and liability changes
       Assets...............................................     (7)      11        9
       Liabilities..........................................    (28)     (36)     (86)
                                                              -----    -----    -----
          Net cash provided by operating activities.........    304      140      261
                                                              -----    -----    -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (163)    (234)    (327)
  Proceeds from the sale of investments and assets..........     57        2        5
  Other.....................................................      5       --       (9)
  Net change in affiliated advances.........................   (203)     274     (139)
                                                              -----    -----    -----
          Net cash provided by (used in) investing
            activities......................................   (304)      42     (470)
                                                              -----    -----    -----
Cash flows from financing activities
  Net borrowings (repayments) of commercial paper...........     --     (424)     209
  Net proceeds from the issuance of long-term debt..........     --      238       --
                                                              -----    -----    -----
          Net cash provided by (used in) financing
            activities......................................     --     (186)     209
                                                              -----    -----    -----
Decrease in cash and cash equivalents.......................     --       (4)      --
Cash and cash equivalents
  Beginning of period.......................................     --        4        4
                                                              -----    -----    -----
  End of period.............................................  $  --    $  --    $   4
                                                              =====    =====    =====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                               ACCUMULATED
                                     COMMON STOCK     ADDITIONAL                  OTHER           TOTAL
                                    ---------------    PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDER'S
                                    SHARES   AMOUNT    CAPITAL     EARNINGS   INCOME (LOSS)      EQUITY
                                    ------   ------   ----------   --------   -------------   -------------
January 1, 2001...................   208     $  --      $1,405       $337         $  --          $1,742
  Net income......................                                    154                           154
  Allocated tax benefit of El Paso
     equity plans.................                           5                                        5
                                     ---     -----      ------       ----         -----          ------
December 31, 2001.................   208        --       1,410        491            --           1,901
  Net income......................                                    112                           112
  Allocated tax benefits of El
     Paso equity plans............                           2                                        2
  Contribution from parent........                         798                                      798
  Non-cash dividend to parent.....                                    (67)                          (67)
  Other comprehensive loss, net of
     tax of $1....................                                                   (3)             (3)
                                     ---     -----      ------       ----         -----          ------
December 31, 2002.................   208        --       2,210        536            (3)          2,743
  Net income......................                                    111                           111
  Allocated tax expense of El Paso
     equity plans.................                          (5)                                      (5)
  Sale of Portland Natural Gas
     investment, net of tax of
     $1...........................                                                    3               3
                                     ---     -----      ------       ----         -----          ------
December 31, 2003.................   208     $  --      $2,205       $647         $  --          $2,852
                                     ===     =====      ======       ====         =====          ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our consolidated financial statements include the accounts of all majority-owned controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications had no impact on reported net income or stockholder's equity.

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

  Regulated Operations

     Our natural gas system and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we currently apply the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. We perform an annual study to assess the ongoing applicability of SFAS No. 71. The accounting required by SFAS No. 71 differs from the accounting required for businesses that do not apply its provisions. Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, post retirement employee benefit plans and other costs included in, or expected to be included in, future rates.

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

  Natural Gas Imbalances

     Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system or storage facility differs from the amount of natural gas scheduled to be delivered or received. We value these imbalances due to or from shippers and operators at specific index prices. Imbalances are settled in cash or in-kind, subject to the terms of our settlement.

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

     We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and other characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. Currently, our depreciation rates vary from one to 24 percent. Using these rates, the remaining depreciable lives of these assets range from 1 to 30 years. We re-evaluate depreciation rates each time we redevelop our transportation rates when we file with the FERC for an increase or decrease in rates.

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

     At December 31, 2003 and 2002, we had approximately $88 million and $115 million of construction work in progress included in our property, plant and equipment.

     As a FERC-regulated company, we capitalize a carrying cost (an allowance for funds used during construction) on funds invested in our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Debt amounts capitalized during the years ended December 31, 2003, 2002 and 2001, were $1 million, $3 million and $11 million. These amounts are included as a reduction to interest expense in our income statement. The equity portion is calculated using the most recent FERC approved equity rate of return. The equity portion capitalized during the year ended December 31, 2003, was $3 million (exclusive of any tax related impacts) and none was capitalized in the years ended December 31, 2002 and 2001. These amounts are included as other non-operating income on our income statement. Capitalized carrying costs for debt and equity financed construction are reflected as an increase in the cost of the asset on our balance sheet.

  Asset Impairments

     We evaluate our assets for impairment when events or circumstances indicate that a long-lived asset's carrying value may not be recovered. These events include market declines, changes in the manner in which we intend to use an asset or decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. At the time we decide to exit an activity or sell a long-lived asset or group of assets, we adjust the carrying value of those assets downward, if necessary, to the estimated sales price, less costs to sell. We classify these assets as either held for sale or as discontinued operations, depending on whether they have independently determinable cash flows.

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

  Environmental Costs and Other Contingencies

     We record environmental liabilities when our environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. We recognize a current period expense for the liability when the clean-up efforts do not benefit future periods. We capitalize costs that benefit more than one accounting period, except in instances where separate agreements or legal and regulatory guidelines dictate otherwise. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into account the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. These estimates are subject to revision in future periods based on actual costs or new circumstances and are included in our balance sheet in other current and long-term liabilities at their undiscounted amounts. We evaluate recoveries from insurance coverage, rate recovery, government sponsored and other programs separately from our liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

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

     El Paso maintains a tax accrual policy to record both regular and alternative minimum taxes for companies included in its consolidated federal and state income tax returns. The policy provides, among other things, that (i) each company in a taxable income position will accrue a current expense equivalent to its federal and state income taxes, and (ii) each company in a tax loss position will accrue a benefit to the extent its deductions, including general business credits, can be utilized in the consolidated returns. El Paso pays all consolidated U.S. federal and state income taxes directly to the appropriate taxing jurisdictions and, under a separate tax billing agreement, El Paso may bill or refund its subsidiaries for their portion of these income tax payments.

2. LIQUIDITY

     In February 2004, El Paso announced that it had completed a review of its estimates of natural gas and oil reserves. As a result of this review, El Paso announced that it was reducing its proved natural gas and oil reserves by approximately 1.8 Tcfe. El Paso also announced that this reserve revision would result in a 2003 charge of approximately $1 billion if the full impact of the revision was taken in that period. In March 2004, El Paso provided an update and stated that the revisions would likely result in a restatement of its historical financial statements, the timing and magnitude of which are still being determined.

     A material restatement of El Paso's prior period financial statements may result in an "event of default" under El Paso's revolving credit facility and various other financing transactions; specifically under the provisions of the facility related to representations and warranties on the accuracy of its historical financial statements and its debt to total capitalization ratio. El Paso has received waivers on its revolving credit facility and two other transactions. These waivers have a condition that provides for the expiration of the waiver in thirty days, unless El Paso successfully receives waivers on other specified transactions within that time period. El Paso is pursuing these additional waivers and expects to receive them. However, if El Paso is unable to obtain these additional waivers, and there is an existing event of default, El Paso could be required to immediately repay the amounts outstanding under the revolving credit facility, and El Paso and we would be precluded from borrowing under this facility. We currently have no outstanding borrowings under the facility, have never borrowed under the facility and do not believe we will need to borrow from the facility in the future. In addition, based upon a review of the covenants and indentures of our other outstanding indebtedness, we do not believe that a default on the revolving credit facility would constitute an event of default on our other debt securities.

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program. Under this program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically and consistently provided cash to El Paso under this program, and as of December 31, 2003, we had a cash advance receivable from El Paso of $841 million, classified as a non-current asset in our balance sheet. If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the entire amounts owed to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity. Furthermore, we would still be required to repay affiliated company payables. Non-cash write-downs that cause our debt to EBITDA (as defined in our agreements) ratio to fall below 5 to 1 could prohibit us from incurring additional debt. However, this non-cash equity reduction would not result in a default under our existing debt securities. In addition, based on our current estimates of cash flows, we do not believe we will need to seek repayment of all or part of these advances in the next year.

     El Paso's ownership interest in us and our equity investment in Bear Creek serve as collateral under El Paso's revolving credit facility and other of El Paso's borrowings. If El Paso's lenders under this facility or those borrowings were to exercise their rights to this collateral, our ownership could change and our investment in Bear Creek could be liquidated. However, this change of control and liquidation would not constitute an event of default under our existing debt securities.

     If, as a result of the events described above, El Paso were subject to voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. We believe that claims to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, there is no assurance that El Paso and/or its other subsidiaries or their creditors would not advance such a claim in a bankruptcy proceeding. If we were to be substantively consolidated in a bankruptcy proceeding with El Paso and/or its other subsidiaries, there could be a material adverse effect on our financial condition and our liquidity.

3. INCOME TAXES

     The following table reflects the components of income tax expense included in income before cumulative effect of accounting change for each of the three years ended December 31:

                                                              2003    2002    2001
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Current
  Federal...................................................  $ 37    $(35)   $ 58
  State.....................................................    --      (4)     (9)
                                                              ----    ----    ----
                                                                37     (39)     49
                                                              ----    ----    ----
Deferred
  Federal...................................................    27      89      25
  State.....................................................    (3)     (8)     (2)
                                                              ----    ----    ----
                                                                24      81      23
                                                              ----    ----    ----
          Total income tax expense..........................  $ 61    $ 42    $ 72
                                                              ====    ====    ====

     Our income tax expense included in income before cumulative effect of accounting change differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

                                                              2003    2002    2001
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Income tax expense at the statutory federal rate of 35%.....  $60     $50     $79
Items creating rate differences:
  State income tax, net of federal income tax effect........   (6)     (8)     (7)
  Change in the realizability of deferred tax assets for:
     Federal net operating loss carryover of an acquired
       company..............................................   --       2      --
     State net operating loss carryovers....................    4      --      --
  Sale of investment........................................    3      --      --
  Valuation allowances......................................   --      (2)     --
                                                              ---     ---     ---
  Income tax expense........................................  $61     $42     $72
                                                              ===     ===     ===
  Effective tax rate........................................   35%     29%     32%
                                                              ===     ===     ===

     The following are the components of our net deferred tax liability as of December 31:

                                                               2003      2002
                                                              ------    ------
                                                               (IN MILLIONS)
Deferred tax liabilities
  Property, plant and equipment.............................  $1,404..  $1,402
  Other.....................................................     144       147
                                                              ------    ------
          Total deferred tax liability......................   1,548     1,549
                                                              ------    ------
Deferred tax assets
  Net operating loss and credit carryovers
     U.S. Federal...........................................     156       183
     State..................................................      89        84
  Accrual for regulatory issues.............................      10        23
  Environmental liability...................................      56        61
  Other liabilities.........................................      57        49
                                                              ------    ------
          Total deferred tax asset..........................     368       400
                                                              ------    ------
Net deferred tax liability..................................  $1,180..  $1,149
                                                              ======    ======

     Under El Paso's tax accrual policy, we are allocated the tax effects associated with our employees' non-qualified dispositions of employee stock purchase plan stock, the exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation increased taxes payable by $5 million in 2003 and reduced taxes payable by $2 million in 2002 and $5 million in 2001. These tax effects are included in additional paid-in capital in our balance sheet.

     As of December 31, 2003, we had $1 million of alternative minimum tax credit carryovers and $443 million of federal net operating loss carryovers. The alternative minimum tax credits carryover indefinitely. The carryover period for the net operating loss ends as follows: approximately $130 million in 2018; $75 million in 2019; $17 million in 2020; $179 million in 2021 and $42 million in 2023. Usage of these carryovers is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation year rules of IRS regulations.

     As of December 31, 2003, we had $1,128 million of state net operating loss carryovers. These carryovers, if not utilized, will expire in varying amounts over the period from 2004 to 2021.

4. FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

                                                       2003                     2002
                                               ---------------------    ---------------------
                                               CARRYING                 CARRYING
                                                AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                               --------   ----------    --------   ----------
                                                               (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt(1)..........................   $1,597      $1,633       $1,595      $1,350

---------------

(1) We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

     As of December 31, 2003 and 2002, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments.

5. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     We apply the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that upon adoption of SFAS No. 142, any negative goodwill should be written off as a cumulative effect of an accounting change. Prior to adoption of the standards, we had negative goodwill associated with our 30 percent investment in Portland Natural Gas Transmission System (PNGTS), that we amortized using the straight-line method. As a result of our adoption of these standards on January 1, 2002, we stopped this amortization and recognized a gain of $10 million (before and after-tax) related to the write-off of negative goodwill as a cumulative effect of an accounting change. Had we continued to amortize negative goodwill, our reported income for the year ended December 31, 2002, would not have been materially different. In addition, had we applied the amortization provisions of these standards on January 1, 2001, our reported income for the year ended December 31, 2001, would not have materially differed.

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

     Our accumulated other comprehensive income at December 31, 2002, included a loss of $3 million, net of $1 million in income taxes, representing our proportionate share of amounts recorded in other comprehensive loss by PNGTS, our equity investees related to their derivative hedging activities. For the year ended December 31, 2003, and 2002 PNGTS did not record any ineffectiveness in earnings on its cash flow hedges. In the fourth quarter of 2003, we sold our 30 percent ownership interest in PNGTS and eliminated the accumulated other comprehensive loss associated with this investment.

7. REGULATORY ASSETS AND LIABILITIES

     Below are the details of our regulatory assets and liabilities at December 31:

                                                                            REMAINING
                  DESCRIPTION                      2003      2002        RECOVERY PERIOD
                  -----------                      ----      ----        ---------------
                                                   (IN MILLIONS)
Current regulatory assets(1)...................    $  2      $  3           1 year
Non-current regulatory assets
  Postretirement benefits(1)...................      15        17           9 years
  Grossed-up deferred taxes on capitalized
     funds used during construction(1).........      15        13          14 years
  Under-collected state income tax.............      --         3           1 year
  Unamortized net loss on reacquired debt(1)...       3         4          14 years
  Other(1).....................................       2         5           1 year
                                                   ----      ----
          Total regulatory assets..............    $ 37      $ 45
                                                   ====      ====
Current regulatory liabilities
  Cashout imbalance settlement(1)..............    $  9      $  8             N/A
  Excess deferred federal income taxes.........       1        --           1 year
Non-current regulatory liabilities
  Postretirement benefits(1)...................      11         9             N/A
  Excess deferred federal income taxes.........      --         9           1 year
  Plant regulatory liability(1)................      11        11             N/A
  Cost of removal of off-shore assets..........      34        36             N/A
  Environmental liability(1)...................      87        55             N/A
                                                   ----      ----
          Total regulatory liabilities.........    $153      $128
                                                   ====      ====

---------------

(1) These amounts are not included in our rate base on which we earn a current return.

     Our regulatory assets and liabilities are included in other current and non-current assets and liabilities in our balance sheet.

8. PROPERTY, PLANT AND EQUIPMENT

     As of December 31, 2003, additional acquisition costs assigned to utility plant was approximately $2 billion and accumulated depreciation was approximately $180 million. These excess costs are being amortized over the life of the related pipeline assets. Our amortization expense during 2003 was approximately $38 million and during 2002 it was $34 million.

9. DEBT AND OTHER CREDIT FACILITIES

     Our long-term debt outstanding consisted of the following at December 31:

                                                              2003      2002
                                                             ------    ------
                                                              (IN MILLIONS)
7.0% Debentures due 2027...................................  $  300    $  300
6.0% Debentures due 2011...................................      86        86
7.5% Debentures due 2017...................................     300       300
7.0% Debentures due 2028...................................     400       400
8.375% Notes due 2032......................................     240       240
7.625% Debentures due 2037.................................     300       300
                                                             ------    ------
                                                              1,626     1,626
Less: Unamortized discount.................................      29        31
                                                             ------    ------
          Long-term debt...................................  $1,597    $1,595
                                                             ======    ======

     The holders of the $300 million 7.0% debentures due 2027 have the option to require us to redeem their debentures at par value in 2007. The maturity schedule of our long-term debt presented below assumes the holders will exercise this option.

                                                              (IN MILLIONS)
2007........................................................     $  300
Thereafter..................................................      1,326
                                                                 ------
                                                                 $1,626
                                                                 ======

  Credit Facilities

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. This facility replaces El Paso's previous $3 billion revolving credit facility. El Paso's $1 billion revolving credit facility (which matured in August 2003) and approximately $1 billion of other El Paso financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations under those arrangements to the new credit facility. We, along with El Paso and our affiliates, ANR Pipeline Company, Colorado Interstate Gas Company and El Paso Natural Gas Company (EPNG), are borrowers under the $3 billion revolving credit facility and El Paso's equity in several of its subsidiaries, including its equity in us and our equity in Bear Creek, collateralizes the credit facility and the other financing arrangements. We are only liable for amounts we directly borrow. As of December 31, 2003, $850 million was outstanding and $1.2 billion in letters of credit were issued, none of which were borrowed by or issued on behalf of us. See Note 2 for a discussion regarding El Paso's possible default on the $3 billion revolving credit facility.

     We were jointly and severally liable for any outstanding amounts under El Paso's $1 billion revolving credit facility through its maturity in August 2003, and El Paso's $3 billion revolving credit facility through August 2003.

     Under the new $3 billion revolving credit facility and other indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements); (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; and (vi) potential limitations on our ability to participate in the El Paso cash management program discussed in Note 13. For the year ended December 31, 2003, we were in compliance with these covenants.

10. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June
1997). Discovery is proceeding. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Will Price (formerly Quinque). We and a number of our affiliates are named defendants in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied on April 10, 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action has since been filed as to the heating content claim. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of December 31, 2003, we had no material accruals for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2003, we had accrued approximately $46 million, including approximately $45 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and approximately $1 million for related environmental legal costs, which we anticipate incurring through 2027. Our accrual at December 31, 2003 was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability as of December 31, 2003 (in millions):

Balance as of January 1, 2003...............................       $ 84
Additions/adjustments for remediation activities(1).........        (31)
Payments for remediation activities.........................         (7)
                                                                   ----
Balance as of December 31, 2003.............................       $ 46
                                                                   ====

---------------

(1) Represents a reduction in the estimated costs to complete our internal PCB remediation project as discussed below.

     In addition, we expect to make capital expenditures for environmental matters of approximately $42 million in the aggregate for the years 2004 through 2008. These expenditures primarily relate to compliance with clean air regulations. For 2004, we estimate that our total remediation expenditures will be approximately $6 million. All of this amount is being expended under government directed clean-up plans.

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

     PCB Cost Recoveries. In May 1995, following negotiations with our customers, we filed an agreement with the FERC that established a mechanism for recovering a substantial portion of the environmental costs identified in our internal remediation project. The agreement, which was approved by the FERC in November 1995, provided for a PCB surcharge on firm and interruptible customers' rates to pay for eligible costs under the PCB remediation project, with these surcharges to be collected over a defined collection period. We have twice received approval from the FERC to extend the collection period, which is now currently set to expire in June 2004. The agreement also provided for bi-annual audits of eligible costs. As of December 31, 2003, we had pre-collected our PCB costs by approximately $119 million. The pre-collection will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the pre-collection amount plus carrying charges incurred up to the date of the refunds.

     As of December 31, 2003, we have recorded a regulatory liability (included in other non-current liabilities on our balance sheet) of $87 million for future refund obligations, of which $25 million was recorded in 2003 related to the reduction in the estimate to complete our PCB remediation project.

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

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability

Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of December 31, 2003 we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Reserves for these matters are included in the environmental reserve discussed above.

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

 Rates and Regulatory Matters

     Order No. 637. We filed our compliance proposal in August 2000 and received an order on compliance from the FERC in April 2002. Most of our compliance proposal was accepted, but the FERC rejected our proposals regarding overlapping capacity segments, discounting and the priority of capacity. In response, we sought rehearing and have made another compliance filing. On October 31, 2002, FERC issued its order responding to the United States Court of Appeals for the D.C. Circuit's order remanding the various aspects of Order No.
637. On December 2, 2002, we submitted a compliance filing with FERC to comply with the October 31 order. We also filed for rehearing of the October 31 order.

     On July 11, 2003, the FERC issued an order on our rehearing request and compliance filing as to the April 3, 2002 Order, denying our request for rehearing regarding a replacement shipper's ability to select additional primary points, forwardhauls and backhauls to the same delivery point, and discounting. We filed certain required tariff revisions in response to that order and sought further rehearing of certain issues. The Commission has not yet issued an order on these filings. We have implemented most of Order No. 637 provisions on October 1, 2003, except for point elevations, for which we have sought an April 1, 2004 effective date. On February 20, 2004, the Court of Appeals for the D.C. Circuit vacated certain Commission orders that applied its Order No. 637 discounting policy to Williston Basin pipeline. We cannot predict the outcome of the compliance filings or the requests for rehearing.

     There are other regulatory rules and orders in various stages of adoption, review and/or implementation, none of which we believe will have a material impact on us.

     While the outcome of our outstanding rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure and accruals related to these matters. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

  Capital Commitments and Purchase Obligations

     At December 31, 2003, we had capital and investment commitments of $3 million. Our other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures. We have entered into unconditional purchase obligations for products and services, including financing commitments with one of our joint ventures, totaling $162 million at

December 31, 2003. Our annual obligations under these agreements are $37 million for 2004, $34 million for 2005, $24 million for 2006, $14 million for 2007, $11 million for 2008 and $42 million in total thereafter.

  Operating Leases

     We lease property, facilities and equipment under various operating leases. Minimum future annual rental commitments on operating leases as of December 31, 2003, were as follows:

                        YEAR ENDING
                        DECEMBER 31,                          OPERATING LEASES
------------------------------------------------------------  ----------------
                                                              (IN MILLIONS)
   2004.....................................................        $ 3
   2005.....................................................          2
   2006.....................................................          2
   2007.....................................................          1
   2008.....................................................          1
   Thereafter...............................................          9
                                                                    ---
          Total.............................................        $18
                                                                    ===

     Rental expense for operating leases for each of the years ended December 31, 2003, 2002 and 2001 was $6 million, $5 million and $6 million.

11. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     El Paso maintains a pension plan to provide benefits determined under a cash balance formula covering substantially all of its U.S. employees, including our employees. El Paso also maintains a defined contribution plan covering its U.S. employees, including our employees. Prior to May 1, 2002, El Paso matched 75 percent of participant basic contributions up to 6 percent, with matching contributions being made to the plan's stock fund, which participants could diversify at any time. After May 1, 2002, the plan was amended to allow for matching contributions to be invested in the same manner as that of participant contributions. In March 2003, El Paso suspended the matching contribution. Effective July 1, 2003, El Paso began making matching contributions again at a rate of 50 percent of participant contributions up to 6 percent. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.

  Other Postretirement Benefits

     We maintain responsibility for postretirement medical and life insurance benefits for a closed group of retirees who were eligible to retire on December 31, 1996, and did so before July 1, 1997. Medical benefits for this closed group may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. We have reserved the right to change these benefits. Employees who retire after July 1, 1997 will continue to receive limited postretirement life insurance benefits. Postretirement benefit plan costs are prefunded to the extent these costs are recoverable through our rates. In 1992, we began recovering through our rates the other postretirement benefits (OPEB) costs included in the June 1993 rate case settlement. To the extent actual OPEB costs differ from the amounts funded, a regulatory asset or liability is recorded. We expect to contribute $4 million to our other postretirement benefit plan in 2004.

     On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law. The benefit obligations and costs reported below, which include benefits related to prescription drug coverage, do not reflect the impact of this legislation. Current accounting standards that are not yet effective may require changes to previously reported benefit information once they are finalized.

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for other postretirement benefits as of and for the twelve months ended September 30 (the plan reporting date):

                                                              2003     2002
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $ 26     $ 26
  Interest cost.............................................     2        2
  Participant contributions.................................     1        1
  Actuarial loss............................................     1        1
  Benefits paid.............................................    (4)      (4)
                                                              ----     ----
  Benefit obligation at end of period.......................  $ 26     $ 26
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at beginning of period..........  $ 11     $  9
  Actual return on plan assets..............................     2       --
  Employer contributions....................................     4        5
  Participant contributions.................................     1        1
  Benefits paid.............................................    (4)      (4)
                                                              ----     ----
  Fair value of plan assets at end of period................  $ 14     $ 11
                                                              ====     ====
Reconciliation of funded status
  Under funded status at September 30,......................  $(12)    $(15)
  Fourth quarter contributions and income...................     2        1
  Unrecognized net actuarial gain...........................    (5)      (4)
  Unrecognized prior service cost...........................    --       (1)
                                                              ----     ----
  Net accrued benefit cost at December 31,..................  $(15)(1) $(19)
                                                              ====     ====

---------------

(1) Based on our current funded status, we have reflected approximately $2 million of our accrued benefit obligation as a current liability at December 31, 2003 and 2002.

     Our postretirement benefit costs recorded in operating expenses include the following components for the year ended December 31:

                                                              2003    2002    2001
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
Interest cost...............................................  $  2    $  2    $   2
Expected return on plan assets..............................    (1)     --       --
                                                              -----   -----   -----
Net periodic benefit cost...................................  $  1    $  2    $   2
                                                              =====   =====   =====

     The following table details the weighted average assumptions we used for our other postretirement plans for 2003, 2002 and 2001:

                                                              2003     2002    2001
                                                              -----    ----    ----
Assumptions related to benefit obligations at September 30:
  Discount rate.............................................   6.00%   6.75%
Assumptions related to benefit costs at December 31:
  Discount rate.............................................   6.75%   7.25%   7.75%
  Long-term rate return on plan assets(1)...................   7.50%   7.50%   7.50%

---------------

(1) The expected return on plan assets is a pre-tax rate (before a tax rate ranging from 38% to 39% on postretirement benefits) that is primarily based on an expected risk-free investment return, adjusted for historical risk premiums and specific risk adjustments associated with our debt and equity securities. These expected returns were then weighted based on our target asset allocations of our investment portfolio.

     Actuarial estimates for our postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10.0 percent in 2003, gradually decreasing to 5.5 percent by the year 2008. Assumed health care cost trends can have a significant effect on the amounts reported for other postretirement benefit plans. However, it does not affect our costs because our costs are limited by defined dollar caps.

  Other Postretirement Plan Assets

     The following table provides the actual asset allocations in our postretirement plan as of September 30:

ASSET CATEGORY                                                ACTUAL 2003     ACTUAL 2002
--------------                                                ------------    ------------
Equity securities...........................................       24%             --%
Debt securities.............................................       51              --
Other.......................................................       25             100
                                                                  ---             ---
  Total.....................................................      100%            100%
                                                                  ===             ===

     The target allocation for the invested assets is 65% equity/35% fixed income. In late 2003, we modified our target asset allocations for our postretirement plan to increase our equity allocation to 65 percent of total plan assets. As of September 30, 2003, we had not yet adjusted our portfolio's investments to reflect this change in strategy. Other assets are held in cash for payment of benefits upon presentment. Any El Paso stock held by the plan is held indirectly through investments in mutual funds.

     The primary investment objective of our plan is to ensure, that over the long-term life of the plan, an adequate pool of sufficiently liquid assets exists to support the benefit obligation to participants, retirees and beneficiaries. In meeting this objective, the plan seeks to achieve a high level of investment return consistent with a prudent level of portfolio risk. Investment objectives are long-term in nature covering typical market cycles of three to five years. Any shortfall or investment performance compared to investment objectives is generally the result of general economic and capital market conditions.

12. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for each of the three years ended December 31:

                                                              2003     2002    2001
                                                              ----     ----    ----
                                                                  (IN MILLIONS)
Interest paid, net of capitalized interest..................  $119     $107    $ 89
Income tax payments (refunds)...............................   (65)      43      81

13. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND TRANSACTIONS WITH AFFILIATES

     As of December 31, 2003, we have a 50 percent ownership interest in Bear Creek, a joint venture with Southern Gas Storage Company, our affiliate. Bear Creek owns and operates an underground natural gas storage facility located in Louisiana. The facility has a capacity of 50 Bcf of base gas and 58 Bcf of working storage. Bear Creek's working storage capacity is committed equally to SNG, and our pipeline system under long-term contracts. Our investment in Bear Creek as of December 31, 2003 and 2002, was $138 million and $128 million. We recognized equity earnings of $12 million in 2003 and 2002 and $14 million in 2001.

     In the fourth quarter of 2003, we sold our 30 percent interest in PNGTS to TransCanada Corporation for approximately $56 million. We recorded a pre-tax loss of approximately of $2 million related to this sale in our earnings from unconsolidated affiliates. As of December 31, 2002 our investment in PNGTS was $51 million. We recognized equity earnings of $5 million in 2003, $4 million in 2002 and equity losses of less than $1 million in 2001.

     Summarized financial information of our proportionate share of unconsolidated affiliates are presented below. The difference in our carrying amount and our equity in the net assets of these investments as of

December 31, 2002, was due to a $3 million other comprehensive loss, which was eliminated in 2003 with the sale of our investment in PNGTS.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2003      2002      2001
                                                              -----     -----     -----
                                                                     (UNAUDITED)
                                                                    (IN MILLIONS)
Operating results data:(1)
Operating revenues..........................................   $31       $34       $28
Operating expenses..........................................    12        14        12
Income from continuing operations...........................    12        11         8
Net income..................................................    12        11         8

---------------

(1) Includes PNGTS through September 2003.

                                                               DECEMBER 31,
                                                              --------------
                                                              2003     2002
                                                              -----    -----
                                                               (UNAUDITED)
                                                              (IN MILLIONS)
Financial position data:
Current assets..............................................  $ 73     $ 71
Non-current assets..........................................    89      214
Other current liabilities...................................    20      102
Other non-current liabilities...............................     4        7
Equity in net assets........................................   138      176

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. As of December 31, 2003 and 2002, we had advanced to El Paso $841 million and $599 million. The market rate of interest at December 31, 2003 was 2.8% and at December 31,2002, was 1.5%. These receivables are due upon demand; however, as of December 31, 2003 and 2002, we have classified these amounts as non-current notes receivable from affiliates because we do not anticipate settlement within the next twelve months. In addition, we had a demand note receivable with El Paso of $38 million at December 31, 2002, at an interest rate of 2.21%. See Note 2 for a discussion regarding our participation in and the collectibility of these receivables.

     At December 31, 2003 and 2002, we had accounts receivable from related parties of $6 million and $72 million. In addition, we had accounts payable to related parties of $8 million and $88 million at December 31, 2003 and 2002. These balances arose in the normal course of business. We have received $5 million in deposits related to our transportation contracts with El Paso Merchant Energy L.P. (EPME) which is included in our balance sheet as other current liabilities as of December 31, 2003 and 2002. These deposits were required as a result of the credit rating downgrade of El Paso.

     During 2002, we received a capital contribution of $798 million of affiliate accounts payable to our parent and other El Paso affiliates. We accounted for the contribution as an increase in additional paid-in capital. In addition, we declared a non-cash dividend totaling $67 million, representing a distribution of affiliate receivables, to our parent. The dividend was recorded as a reduction of retained earnings.

     During 2003, 2002 and 2001 we transported gas for an affiliate, EPME, and recognized revenues of $27 million, $74 million and $79 million.

     El Paso allocates a portion of its general and administrative expenses to us. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. For each of the years ended December 31, 2003, 2002, and 2001 the annual charges were $69 million, $97 million and $67 million. During 2003 and 2002, we performed operational, financial, accounting and administrative services for El Paso's other pipeline systems. For each of the years ended December 31, 2003, 2002 and 2001, the amounts received for these services were $51 million, $39 million and $38 million. We record these amounts as reimbursements of operating expenses. We believe the allocation methods are reasonable.

     We store natural gas in an affiliated storage facility and utilized an affiliated pipeline (ANR Pipeline Company) to transport some of our natural gas during 2003 and 2002. These costs were $2 million and $5 million for these periods and are recorded as operating expenses. These activities were entered into in the normal course of our business and are based on the same terms as non-affiliates.

     The following table shows revenues and charges from our affiliates for each of the three years ended December 31:

                                                              2003    2002    2001
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Revenues from affiliates....................................  $37     $ 82    $81
Operation and maintenance expense from affiliates...........   71      102     69
Reimbursement for operating expenses from affiliates........   51       39     38

14. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below:

                                                     QUARTERS ENDED
                                     -----------------------------------------------
                                     MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   TOTAL
                                     --------   -------   ------------   -----------   -----
                                                          (IN MILLIONS)
2003
  Operating revenues...............    $212      $168         $161          $185       $726
  Operating income.................      95        54           50            77        276
  Income before cumulative effect
     of accounting change..........      49        20           17            25        111
  Net income.......................      49        20           17            25        111
2002
  Operating revenues...............    $188      $165         $180          $169       $702
  Operating income.................      79        41           63            53        236
  Income before cumulative effect
     of accounting change..........      42        14           25            21        102
  Cumulative effect of accounting
     change, net of income taxes...      10        --           --            --         10
  Net income.......................      52        14           25            21        112

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of Tennessee Gas Pipeline Company:

     In our opinion, the consolidated financial statements listed in the Index appearing under Item 15(a)(1) present fairly, in all material respects, the consolidated financial position of Tennessee Gas Pipeline Company and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company's indirect parent, El Paso Corporation, may be in default of covenants contained in its revolving credit facility and other financing transactions. Such an event of default could have a material impact on the Company's liquidity. Certain waivers have been obtained by El Paso Corporation, however, additional waivers must be obtained and certain conditions must be satisfied to continue the effectiveness of the waivers.

     As discussed in Note 5, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 15, 2004

                                  SCHEDULE II

                         TENNESSEE GAS PIPELINE COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN MILLIONS)

                                          BALANCE AT   CHARGED TO   CHARGED TO                      BALANCE
                                          BEGINNING    COSTS AND      OTHER                         AT END
              DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS        OF PERIOD
              -----------                 ----------   ----------   ----------   ----------        ---------
2003
  Allowance for doubtful accounts.......     $  4         $ --         $ --         $ --             $  4
  Legal reserves........................        4           (4)          --           --               --
  Environmental reserves................       84          (31)(1)       --           (7)(3)           46
  Regulatory reserves...................        6           (4)          --           (1)               1
2002
  Allowance for doubtful accounts.......     $  6         $ (1)        $  1         $ (2)(2)         $  4
  Valuation allowance on deferred tax
     assets.............................        2           --           --           (2)              --
  Legal reserves........................        4           --           --           --                4
  Environmental reserves................      102           (4)          --          (14)(3)           84
  Regulatory reserves...................       10           (5)           1           --                6
2001
  Allowance for doubtful accounts.......     $  4         $  2         $ --         $ --             $  6
  Valuation allowance on deferred tax
     assets.............................        2           --           --           --                2
  Legal reserves........................        7           (3)          --           --                4
  Environmental reserves................      109           --           --           (7)(3)          102
  Regulatory reserves...................       33          (12)(4)      (11)(4)       --               10

---------------

(1) Represents a reduction in the estimated costs to complete our internal PCB remediation project.

(2) Primarily accounts written off.

(3) Payments for remediation activities.

(4) Upon favorable resolution of issues related to natural gas purchase contracts, we reversed the regulatory reserve to revenue and the regulatory asset account.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls over financial reporting (Internal Controls) as of the end of the period covered by this Annual Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits to this Annual Report.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant;" Item 11, "Executive Compensation;" Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;" and Item 13, "Certain Relationships and Related Transactions;" have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Audit Fees for the years ended December 31, 2003 and 2002, of $500,000 and $470,000 were for professional services rendered by PricewaterhouseCoopers LLP for the audits of the consolidated financial statements of Tennessee Gas Pipeline Company. No other audit-related, tax or other services were provided by our auditors for the years ended December 31, 2003 and 2002.

     We are an indirect wholly-owned subsidiary of El Paso and do not have a separate audit committee. El Paso's Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso's pre-approval policies for audit and non-audit related services, see El Paso Corporation's proxy statement.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

      1. Financial statements.

     The following consolidated financial statements are included in Part II,
Item 8 of this report:

                                                                PAGE
                                                                ----
     Consolidated Statements of Income and Comprehensive
      Income................................................     14
     Consolidated Balance Sheets............................     15
     Consolidated Statements of Cash Flows..................     16
     Consolidated Statements of Stockholder's Equity........     17
     Notes to Consolidated Financial Statements.............     18
     Report of Independent Auditors.........................     34

 2. Financial statement schedules.

     Schedule II -- Valuation and Qualifying Accounts.......     35

     All other schedules are omitted because they are not applicable, or the required information is disclosed in the financial statements or accompanying notes.

 3. Exhibit list............................................     38

     (b) REPORTS ON FORM 8-K:

     None.

                         TENNESSEE GAS PIPELINE COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 2003

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
     3.A       Restated Certificate of Incorporation dated May 11, 1999
               (Exhibit 3.A to our 1999 Second Quarter Form 10-Q).
     3.B       By-laws dated as of June 24, 2002 (Exhibit 3.B to our 2002
               Form 10-K).
     4.A       Indenture dated as of March 4, 1997, between TGP and
               Wilmington Trust Company (as successor to JPMorgan Chase
               Bank, formerly known as The Chase Manhattan Bank), as
               Trustee (Exhibit 4.1 to EPTP's Form 10-K for 1997); First
               Supplemental Indenture dated as of March 13, 1997, between
               TGP and the Trustee (Exhibit 4.2 to EPTP's 1997 Form 10-K);
               Second Supplemental Indenture dated as of March 13, 1997,
               between TGP and the Trustee (Exhibit 4.3 to EPTP's 1997 Form
               10-K); Third Supplemental Indenture dated as of March 13,
               1997, between TGP and the Trustee (Exhibit 4.4 to EPTP's
               1997 Form 10-K); Fourth Supplemental Indenture dated as of
               October 9, 1998, between TGP and the Trustee (Exhibit 4.2 to our Form 8-K filed October 9, 1998); Fifth Supplemental
               Indenture dated June 10, 2002, between TGP and the Trustee
               (Exhibit 4.1 to our Form 8-K filed June 10, 2002).
    10.A       $3,000,000,000 Revolving Credit Agreement dated as of April
               16, 2003 among El Paso Corporation, El Paso Natural Gas
               Company, Tennessee Gas Pipeline Company and ANR Pipeline
               Company, as Borrowers, the Lenders Party hereto, and
               JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
               N.V. and Citicorp North America, Inc., as Co-Document
               Agents, Bank of America, N.A. and Credit Suisse First
               Boston, as Co-Syndication Agents, J.P. Morgan Securities
               Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
               and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
               Corporation's Form 8-K filed April 18, 2003).
    10.B       $1,000,000,000 Amended and Restated 3-Year Revolving Credit
               Agreement dated as of April 16, 2003 among El Paso
               Corporation, El Paso Natural Gas Company and Tennessee Gas
               Pipeline Company, as Borrowers, The Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN Amro
               Bank N.V. and Citicorp North America, Inc., as Co-Document
               Agents, Bank of America, N.A., as Syndication Agent, J.P.
               Morgan Securities Inc. and Citigroup Global Markets Inc., as
               Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.2 to El
               Paso Corporation's Form 8-K filed April 18, 2003).
    10.C       Security and Intercreditor Agreement dated as of April 16,
               2003 among El Paso Corporation, the persons referred to
               therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
               JPMorgan Chase Bank, as Credit Agreement Administrative
               Agent and JPMorgan Chase Bank, as Collateral Agent,
               Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
               El Paso Corporation's Form 8-K filed April 18, 2003).
    21         Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
   *31.A       Certification of Chief Executive Officer pursuant to sec.
               302 of the Sarbanes-Oxley Act of 2002.
   *31.B       Certification of Chief Financial Officer pursuant to sec.
               302 of the Sarbanes-Oxley Act of 2002.
   *32.A       Certification of Chief Executive Officer pursuant to 18
               U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
               Sarbanes-Oxley Act of 2002.
   *32.B       Certification of Chief Financial Officer pursuant to 18
               U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
               Sarbanes-Oxley Act of 2002.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2004.

                                            TENNESSEE GAS PIPELINE COMPANY

                                            By: /s/ JOHN W. SOMERHALDER II
                                              ----------------------------------
                                                    John W. Somerhalder II
                                                    Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

             /s/ JOHN W. SOMERHALDER II                  Chairman of the Board and         March 15, 2004
-----------------------------------------------------      Director (Principal
              (John W. Somerhalder II)                     Executive Officer)

               /s/ STEPHEN C. BEASLEY                    President and Director            March 15, 2004
-----------------------------------------------------
                (Stephen C. Beasley)

                 /s/ GREG G. GRUBER                      Senior Vice President, Chief      March 15, 2004
-----------------------------------------------------      Financial Officer, Treasurer
                  (Greg G. Gruber)                         and Director (Principal
                                                           Financial and Accounting
                                                           Officer)

                         TENNESSEE GAS PIPELINE COMPANY

                                 EXHIBIT INDEX
                               DECEMBER 31, 2003

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk, all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
     3.A       Restated Certificate of Incorporation dated May 11, 1999
               (Exhibit 3.A to our 1999 Second Quarter Form 10-Q).
     3.B       By-laws dated as of June 24, 2002 (Exhibit 3.B to our 2002
               Form 10-K).
     4.A       Indenture dated as of March 4, 1997, between TGP and
               Wilmington Trust Company (as successor to JPMorgan Chase
               Bank, formerly known as The Chase Manhattan Bank), as
               Trustee (Exhibit 4.1 to EPTP's Form 10-K for 1997); First
               Supplemental Indenture dated as of March 13, 1997, between
               TGP and the Trustee (Exhibit 4.2 to EPTP's 1997 Form 10-K);
               Second Supplemental Indenture dated as of March 13, 1997,
               between TGP and the Trustee (Exhibit 4.3 to EPTP's 1997 Form
               10-K); Third Supplemental Indenture dated as of March 13,
               1997, between TGP and the Trustee (Exhibit 4.4 to EPTP's
               1997 Form 10-K); Fourth Supplemental Indenture dated as of
               October 9, 1998, between TGP and the Trustee (Exhibit 4.2 to our Form 8-K filed October 9, 1998); Fifth Supplemental
               Indenture dated June 10, 2002, between TGP and the Trustee
               (Exhibit 4.1 to our Form 8-K filed June 10, 2002).
    10.A       $3,000,000,000 Revolving Credit Agreement dated as of April
               16, 2003 among El Paso Corporation, El Paso Natural Gas
               Company, Tennessee Gas Pipeline Company and ANR Pipeline
               Company, as Borrowers, the Lenders Party hereto, and
               JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
               N.V. and Citicorp North America, Inc., as Co-Document
               Agents, Bank of America, N.A. and Credit Suisse First
               Boston, as Co-Syndication Agents, J.P. Morgan Securities
               Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
               and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
               Corporation's Form 8-K filed April 18, 2003).
    10.B       $1,000,000,000 Amended and Restated 3-Year Revolving Credit
               Agreement dated as of April 16, 2003 among El Paso
               Corporation, El Paso Natural Gas Company and Tennessee Gas
               Pipeline Company, as Borrowers, The Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN Amro
               Bank N.V. and Citicorp North America, Inc., as Co-Document
               Agents, Bank of America, N.A., as Syndication Agent, J.P.
               Morgan Securities Inc. and Citigroup Global Markets Inc., as
               Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.2 to El
               Paso Corporation's Form 8-K filed April 18, 2003).
    10.C       Security and Intercreditor Agreement dated as of April 16,
               2003 among El Paso Corporation, the persons referred to
               therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
               JPMorgan Chase Bank, as Credit Agreement Administrative
               Agent and JPMorgan Chase Bank, as Collateral Agent,
               Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
               El Paso Corporation's Form 8-K filed April 18, 2003).
    21         Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
   *31.A       Certification of Chief Executive Officer pursuant to sec.
               302 of the Sarbanes-Oxley Act of 2002.
   *31.B       Certification of Chief Financial Officer pursuant to sec.
               302 of the Sarbanes-Oxley Act of 2002.
   *32.A       Certification of Chief Executive Officer pursuant to 18
               U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
               Sarbanes-Oxley Act of 2002.
   *32.B       Certification of Chief Financial Officer pursuant to 18
               U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
               Sarbanes-Oxley Act of 2002.