Form 10-Q
period 2004-03-31
TENNESSEE GAS PIPELINE CO
filed 2004-05-14
CIK 97142

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     Common stock, par value $5 per share. Shares outstanding on May 14, 2004:
208

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TENNESSEE GAS PIPELINE COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
          Risk Factors and Cautionary Statements Regarding
            Forward-Looking Statements................................   14
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   15
Item 4.   Controls and Procedures.....................................   15

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   16
Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
            of Equity Securities......................................   16
Item 3.   Defaults Upon Senior Securities.............................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
Item 5.   Other Information...........................................   16
Item 6.   Exhibits and Reports on Form 8-K............................   16
          Signatures..................................................   17

---------------

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
BBtu     = billion British thermal units
Tcfe     = trillion cubic feet of gas equivalents

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2004      2003
                                                              ----      ----
Operating revenues..........................................  $228      $212
                                                              ----      ----
Operating expenses
  Operation and maintenance.................................    69        67
  Depreciation, depletion and amortization..................    40        38
  Taxes, other than income taxes............................    12        12
                                                              ----      ----
                                                               121       117
                                                              ----      ----
Operating income............................................   107        95
Earnings from unconsolidated affiliates.....................     3         7
Other income, net...........................................     1         1
Interest and debt expense...................................   (31)      (32)
Affiliated interest income (expense), net...................     2        (1)
                                                              ----      ----
Income before income taxes..................................    82        70
Income taxes................................................    33        21
                                                              ----      ----
Net income..................................................  $ 49      $ 49
                                                              ----      ----
Other comprehensive loss....................................    --        (1)
                                                              ----      ----
Comprehensive income........................................  $ 49      $ 48
                                                              ====      ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                MARCH 31,      DECEMBER 31,
                                                                  2004             2003
                                                              -------------    ------------
ASSETS
Current assets
  Cash and cash equivalents.................................     $   --           $   --
  Accounts and notes receivable
    Customer, net of allowance of $4 in 2004 and 2003.......        119               96
    Affiliates..............................................          7                6
    Other...................................................         51               47
  Materials and supplies....................................         23               23
  Deferred income taxes.....................................         33               32
  Other.....................................................          8               10
                                                                 ------           ------
         Total current assets...............................        241              214
                                                                 ------           ------
Property, plant and equipment, at cost......................      3,059            3,238
  Less accumulated depreciation, depletion and
    amortization............................................        398              540
                                                                 ------           ------
                                                                  2,661            2,698
  Additional acquisition cost assigned to utility plant,
    net.....................................................      2,188            2,198
                                                                 ------           ------
         Total property, plant and equipment, net...........      4,849            4,896
                                                                 ------           ------
Other assets
  Investments in unconsolidated affiliates..................        141              138
  Notes receivable from affiliates..........................        948              841
  Other.....................................................         44               43
                                                                 ------           ------
                                                                  1,133            1,022
                                                                 ------           ------
         Total assets.......................................     $6,223           $6,132
                                                                 ======           ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
    Trade...................................................     $   31           $   47
    Affiliates..............................................         20                8
    Other...................................................         12               11
  Accrued interest..........................................         44               25
  Taxes payable.............................................        127              113
  Other.....................................................         56               59
                                                                 ------           ------
         Total current liabilities..........................        290              263
                                                                 ------           ------
Long-term debt..............................................      1,597            1,597
                                                                 ------           ------
Other liabilities
  Deferred income taxes.....................................      1,224            1,212
  Other.....................................................        211              208
                                                                 ------           ------
                                                                  1,435            1,420
                                                                 ------           ------

Commitments and contingencies

Stockholder's equity
  Common stock, par value $5 per share; 300 shares
    authorized; 208 shares issued and outstanding...........         --               --
  Additional paid-in capital................................      2,205            2,205
  Retained earnings.........................................        696              647
                                                                 ------           ------
         Total stockholder's equity.........................      2,901            2,852
                                                                 ------           ------
         Total liabilities and stockholder's equity.........     $6,223           $6,132
                                                                 ======           ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2004      2003
                                                              -----     ----
Cash flows from operating activities
  Net income................................................  $  49     $ 49
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     40       38
     Undistributed earnings of unconsolidated affiliates....     (3)      (5)
     Deferred income tax expense............................     12       38
     Asset and liability changes............................     18      (83)
                                                              -----     ----
          Net cash provided by operating activities.........    116       37
                                                              -----     ----
Cash flows from investing activities
  Additions to property, plant and equipment................     (9)     (23)
  Net change in affiliate advances..........................   (107)     (18)
  Other.....................................................     --        4
                                                              -----     ----
          Net cash used in investing activities.............   (116)     (37)
                                                              -----     ----
Cash flows from financing activities
                                                              -----     ----
          Net cash provided by financing activities.........     --       --
                                                              -----     ----
Net change in cash and cash equivalents.....................     --       --
Cash and cash equivalents
  Beginning of period.......................................     --       --
                                                              -----     ----
  End of period.............................................  $  --     $ --
                                                              =====     ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2004, and for the quarters ended March 31, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not necessarily be indicative of our results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our 2003 Form 10-K.

2. LIQUIDITY

     On May 3, 2004, El Paso announced that the results of its internal investigation confirmed that its historical financial statements should be restated to reflect its previously announced revisions to its natural gas and oil reserve estimates. El Paso believes that a material restatement of its financial statements would have constituted an event of default under its $3 billion revolving credit facility, under which we are eligible to borrow (see
Note 4), and various other financings; specifically under the provisions of these arrangements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. El Paso has received waivers on its $3 billion revolving credit facility and these other financing transactions to address these issues, and these waivers continue to be effective. These waivers require that El Paso issue its December 31, 2003 financial statements by June 15, 2004. Otherwise, El Paso would need to obtain additional waivers to avoid an event of default. Based upon a review of our financing transactions, we do not believe that a default on El Paso's $3 billion revolving credit facility constitutes an event of default on our debt agreements.

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program. Under this program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically and consistently provided cash to El Paso under this program, and as of March 31, 2004, we had a cash advance receivable from El Paso of $948 million, classified as a non-current asset in our balance sheet. If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the entire amounts owed to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity. Furthermore, we would still be required to repay affiliated company payables. Write-downs that cause our debt to EBITDA (as defined in our agreements) ratio to exceed 5 to 1 could prohibit us from incurring additional debt. However, this non-cash equity reduction would not result in a default under our existing debt securities. In addition, based on our current estimates of cash flows, we do not believe we will need to seek repayment of all or part of these advances in the next year.

     El Paso's ownership interest in us and our equity investment in Bear Creek Storage Company (Bear Creek) serve as collateral under El Paso's revolving credit facility and other of El Paso's financing transactions. If El Paso's lenders under this facility or those financing transactions were to exercise their rights to this collateral, our ownership could change and our investment in Bear Creek could be liquidated. However, this change of control and liquidation would not constitute an event of default under our existing debt agreements.

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

3. ACCUMULATED OTHER COMPREHENSIVE LOSS

     Our comprehensive income at March 31, 2003, included a loss of $1 million, representing our proportionate share of amounts recorded in other comprehensive loss by Portland Natural Gas Transmission System (PNGTS), our equity investee, related to its derivative hedging activities. In the fourth quarter of 2003, we sold our 30 percent ownership interest in PNGTS and eliminated the accumulated other comprehensive loss associated with this investment.

4. CREDIT FACILITIES

     El Paso maintains a $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The $3 billion revolving credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. We, along with El Paso and our affiliates, ANR Pipeline Company, Colorado Interstate Gas Company and El Paso Natural Gas Company, are borrowers under the $3 billion revolving credit facility. We are only liable for amounts we directly borrow under the $3 billion revolving credit facility. As of March 31, 2004, $600 million was outstanding and $1.1 billion in letters of credit were issued under the $3 billion revolving credit facility, none of which was borrowed by or issued on behalf of us. During the fourth quarter of 2003 and the first quarter of 2004, El Paso liquidated a portion of the collateral that supported the $3 billion revolving credit facility, which reduced the borrowing availability by $42 million. See Note 2 for a discussion regarding El Paso's waivers on the $3 billion revolving credit facility.

     El Paso's equity in several of its subsidiaries, including its equity in us and our equity in Bear Creek, collateralizes the $3 billion revolving credit facility and other financing arrangements including leases, letters of credit and other facilities.

     Under the $3 billion revolving credit facility and other financing agreements, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in our agreements), the most restrictive of which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; and (vi) potential limitations on our ability to participate in El Paso's cash management program discussed in Note 7.

5. COMMITMENTS AND CONTINGENCIES

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

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of March 31, 2004, we had no accruals for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2004, we had accrued approximately $46 million, including approximately $45 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and approximately $1 million for related environmental legal costs. Our accrual at March 31, 2004 was based on the most likely outcome that can be reasonably estimated.

     In addition, we expect to make capital expenditures for environmental matters of approximately $42 million in the aggregate for the years 2004 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2004, we estimate that our total remediation expenditures will be approximately $6 million, which primarily will be expended under government directed clean-up plans.

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

     PCB Cost Recoveries. In May 1995, following negotiations with our customers, we filed an agreement with the Federal Energy Regulatory Commission
(FERC) that established a mechanism for recovering a substantial portion of the environmental costs identified in our internal remediation project. The agreement, which was approved by the FERC in November 1995, provided for a PCB surcharge on firm and interruptible customers' rates to pay for eligible costs under the PCB remediation project, with these surcharges to be collected over a defined collection period. We have twice received approval from the FERC to extend the collection period, which is now currently set to expire in June 2004. The agreement also provided for bi-annual audits of eligible costs. As of March 31, 2004, we had pre-collected our PCB costs by approximately $121 million. The pre-collection will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the pre-collection amount plus carrying charges incurred up to the date of the refunds.

     As of March 31, 2004, we have recorded a regulatory liability (included in other non-current liabilities on our balance sheet) of $90 million for future refund obligations.

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

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2004 we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Reserves for these matters are included in the environmental reserve discussed above.

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

     While the outcome of our outstanding rates and regulatory matters cannot be predicted with certainty, based on current information, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters, which could have a material effect on our results of operations, our financial position, and on our cash flows.

  Other Matters

     CFTC Investigation. In April 2004, we elected to voluntarily cooperate with the Commodity Futures Trading Commission (CFTC) in connection with the CFTC's industry-wide investigation of activities affecting the price of natural gas in the fall of 2003. Specifically, we provided information relating to storage reports provided to the Energy Information Administration for the period October 2003 though December 2003.

     While the outcome of this matter cannot be predicted with certainty, based on current information we do not expect the ultimate resolution of this matter to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to this matter, which could have a material effect on our results of operations, our financial position, and on our cash flows.

6. RETIREMENT BENEFITS

     Our postretirement benefit costs for the quarters ended March 31, 2004 and 2003 were less than $1 million.

7. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND TRANSACTIONS WITH AFFILIATES

  Investments in Unconsolidated Affiliates

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for our proportionate share of these investments is as follows:

                                                                 QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2004     2003
                                                              -----    -----
                                                              (IN MILLIONS)
Operating results data(1):
  Operating revenues........................................   $ 4      $ 9
  Operating expenses........................................     2        3
  Net income(2).............................................     2        6

---------------

(1) We sold our investment in PNGTS during the fourth quarter of 2003.

(2) Our proportionate share of net income includes our share of taxes payable by partners recorded by our equity investments.

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of March 31, 2004 and December 31, 2003, we had advanced to El Paso $948 million and $841 million. The market rate of interest at March 31, 2004 was 2.5% and at December 31, 2003, was 2.8%. These receivables are due upon demand; however, as of March 31, 2004 and December 31, 2003, we have classified these advances as non-current notes receivable from affiliates because we do not anticipate settlement within the next twelve months. See Note 2 for a discussion regarding our participation in and the collectibility of these receivables.

     At March 31, 2004 and December 31, 2003, we had other accounts receivable from related parties of $7 million and $6 million. In addition, we had accounts payable to related parties of $20 million and $8 million at March 31, 2004 and December 31, 2003. These balances arose in the normal course of business.

     The following table shows revenues and charges from our affiliates for the quarters ended March 31:

                                                              2004     2003
                                                              -----    -----
                                                              (IN MILLIONS)
Revenues from affiliates....................................   $ 5      $ 8
Operations and maintenance expenses from affiliates.........    12       24
Reimbursements of operating expenses charged to
  affiliates................................................    16       10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2003 Form 10-K and the financial statements and notes presented in Item 1 of this Form 10-Q.

                             RESULTS OF OPERATIONS

     Our management, as well as El Paso's management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest and debt expense from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income or other performance measures such as operating income or operating cash flow.

     The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the quarters ended March 31:

                                                                2004        2003
                                                              --------    --------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Operating revenues..........................................   $  228      $  212
Operating expenses..........................................     (121)       (117)
                                                               ------      ------
  Operating income..........................................      107          95
                                                               ------      ------
Other income................................................        4           8
                                                               ------      ------
  EBIT......................................................      111         103
Interest and debt expense...................................      (31)        (32)
Affiliated interest income (expense), net...................        2          (1)
Income taxes................................................      (33)        (21)
                                                               ------      ------
  Net income................................................   $   49      $   49
                                                               ======      ======
Throughput volumes (BBtu/d).................................    5,385       5,991
                                                               ======      ======

OPERATING RESULTS (EBIT)

     The following factors contributed to our overall EBIT increase to $111 million for the three months ended March 31, 2004 from $103 million for the three months ended March 31, 2003:

                                                                  EBIT IMPACT
                                                              -------------------
                                                                 (IN MILLIONS)
                                                              INCREASE/(DECREASE)
Operating revenue items:
  Favorable resolution of a measurement dispute at a
     processing plant serving our system....................          $10
  Recoveries of natural gas in excess of gas used on our
     system.................................................            8
Operating expense and other items:
  Lower equity earnings due to the sale of our interest in
     PNGTS in the fourth quarter of 2003....................           (4)
  Accruals for employee severance costs.....................           (3)
  Other items impacting EBIT................................           (3)
                                                                      ---
     Total increase in EBIT.................................          $ 8
                                                                      ===

INTEREST AND DEBT EXPENSE

     Below is the analysis of our interest expense for the quarters ended March 31:

                                                              2004     2003
                                                              -----    -----
                                                              (IN MILLIONS)
Long term debt..............................................   $30      $30
Other interest..............................................     1        2
                                                               ---      ---
     Total interest expense.................................   $31      $32
                                                               ===      ===

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter ended March 31, 2004, was $3 million higher than the same period in 2003 due to higher interest rates and higher average advances to El Paso under its cash management program. The average advance balance for the first quarter of 2003 changed from a payable of $415 million to a receivable of $352 million in 2004. The average short-term interest rate for the first quarter increased from 1.4% in 2003 to 2.7% during the same period in 2004.

INCOME TAXES

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2004        2003
                                                              ------      ------
                                                                (IN MILLIONS,
                                                              EXCEPT FOR RATES)
Income taxes................................................    $33         $21
Effective tax rate..........................................     40%         30%

     Our effective tax rates were different than the statutory rate of 35 percent, primarily due to the effect of state income taxes in 2003 and 2004 and the expiration of certain state net operating loss carryovers into 2004.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs have historically been provided through cash flows from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these net advances as investing activities in our statement of cash flows. As of March 31, 2004, we had receivables from El Paso of $948 million as a result of this program. These receivables are due upon demand; however, we do not anticipate settlement within the next twelve months. As of March 31, 2004, these receivables were classified as non-current notes receivable from affiliates in our balance sheet. We believe that cash flows from operating activities will be adequate to meet our short-term capital and debt service requirements for our existing operations. However, as a result of announcements by El Paso related to the restatement of its natural gas and oil reserves, our ability to recover the amounts advanced under El Paso's cash management program could be impacted.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the entire amounts owed to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity. Furthermore, we would still be required to repay affiliated company payables. Write-downs that cause our debt to EBITDA (as defined in our agreements) ratio to exceed 5 to 1 could prohibit us from incurring additional debt. However, this non-cash equity reduction would not result in an event of default under our existing debt agreements. In addition, based on our current estimates of cash flows, we do not believe we will need to seek repayment of all or part of these advances in the next year.

     El Paso's ownership interest in us and our equity investment in Bear Creek serve as collateral under El Paso's revolving credit facility and other of El Paso's financing transactions. If El Paso's lenders under this facility or those financing transactions were to exercise their rights to this collateral, our ownership could change and our investment in Bear Creek could be liquidated. However, this change of control and liquidation would not constitute an event of default under our existing debt agreements.

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

     Our cash flows for the quarters ended March 31 were as follows:

                                                               2004    2003
                                                              ------   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 116    $ 37
Cash flows from investing activities........................   (116)    (37)
Cash flows from financing activities........................     --      --

  Cash Flows from Operating Activities

     Net cash provided by operating activities was $116 million in 2004 versus $37 million in 2003. This increase was primarily due to changes in assets and liabilities and the timing of cash receipts on accounts receivable.

  Cash Flows from Investing Activities

     Net cash in investing activities in 2004 consisted of $107 million in advances to El Paso under its cash management program and $9 million of capital expenditures.

CAPITAL EXPENDITURES

     Our capital expenditures for the quarter ended March 31, 2004 were approximately $9 million. Under our current plan, we expect to spend $188 million during 2004 for capital expenditures consisting of $42 million to expand the capacity on our system and $146 million for maintenance capital. We expect to fund our capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program, subject to the factors discussed above.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

    RISK FACTORS AND CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR"
       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission, from time to time, and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

OUR RELATIONSHIP WITH EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The senior unsecured indebtedness of El Paso is currently rated Caa1 by Moody's (with a negative outlook and under review for a possible downgrade) and CCC+ by Standard & Poor's (with a negative outlook), which are below investment grade ratings. Our senior unsecured indebtedness is currently rated B1 by Moody's (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). These debt ratings will increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of its downgrades over the last two years, El Paso has realized substantial demands on its liquidity. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     El Paso has a long-range plan that, among other things, defines its future businesses, targets significant debt reduction and establishes financial goals. An inability to meet these objectives could adversely affect El Paso's liquidity position, and in turn affect our financial condition.

     Pursuant to El Paso's cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of March 31, 2004, we have net receivables of approximately $935 million from El Paso and its affiliates. El Paso provides cash management and other corporate services to us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we would still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see
Item 1, Financial Statements, Note 7.

     In May 2004, El Paso announced that the results of its internal review of its natural gas and oil reserves confirmed its previous assessment that the financial statements for El Paso and its subsidiaries, El Paso CGP Company (EPCGP) and El Paso Production Holding Company (EPPH), should be restated. At this time, these restated financial statements have not been filed. Also, as a result of its reduction in reserve estimates, several class action lawsuits have been filed against El Paso and several of its subsidiaries, but not against us. The reduction in reserve estimates has also become the subject of an SEC investigation and may become the subject of separate inquiries by other governmental regulatory agencies. These investigations and lawsuits may further negatively impact El Paso's credit ratings and place further demands on its liquidity. See Item 1, Financial Statements, Note 2 for a further discussion of these matters.

A DEFAULT UNDER EL PASO'S $3 BILLION REVOLVING CREDIT FACILITY BY ANY PARTY COULD ACCELERATE OUR FUTURE BORROWINGS, IF ANY, UNDER THE FACILITY AND OUR FUTURE ISSUANCES OF LONG-TERM DEBT, WHICH COULD ADVERSELY AFFECT OUR LIQUIDITY POSITION.

     We are a party to El Paso's $3 billion revolving credit facility. We are only liable, however, for our borrowings under the $3 billion revolving credit facility, which were zero as of March 31, 2004. Under the $3 billion revolving credit facility, a default by El Paso, or any other party, could result in the acceleration of all outstanding borrowings under the facility, including the borrowings of any non-defaulting party, and could preclude us from borrowing under the facility in the future. We believe El Paso's announced restatement of its prior period financial statements would have constituted an event of default under the $3 billion credit facility; however, El Paso received waivers of the potential defaults on its $3 billion credit facility, which continue to be effective. See Item 1, Financial Statements, Note 2, for additional information regarding these matters. The acceleration of our future borrowings, if any, under the $3 billion revolving credit facility, or the inability to borrow under the $3 billion revolving credit facility, could adversely affect our liquidity position and, in turn, our financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2003, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the internal controls over financial reporting as of the end of the period covered by this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

     We strive to maintain disclosure controls and procedures and internal controls over financial reporting that are designed to ensure that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the required timeframes, and that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In doing so, we recognize that the effectiveness of our or any system of controls and procedures is subject to limitations, including the exercise of judgment in the design, implementation and evaluation of controls and procedures, the assumptions used in identifying future events and the ability to completely eliminate misconduct. As a result, there is no assurance that our or any controls and procedures will prevent all errors and all fraud. By their nature, controls and procedures can provide only reasonable assurance regarding our control objectives.

     Based on the controls evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls are effective. We are currently documenting and reviewing our internal controls to ensure compliance with Section 404 of the Sarbanes Oxley Act of 2002 by December 31, 2004. While we are not aware of any items at this time that constitute material weaknesses, as that term is defined in Auditing Standards (AU) Section 325, we are identifying areas where our processes can be improved, and are actively working to implement those improvements. Furthermore, as we continue our compliance review, we may identify additional matters which may need to be reported or which may constitute material weaknesses in our internal controls over financial reporting. Although we have identified deficiencies in our system of internal controls over financial reporting, we do not believe these deficiencies have had, or are reasonably likely to have, a material impact on our financial statements. In addition, there have been no changes during the period in our internal controls over financial reporting that would adversely affect our ability to provide, with reasonable assurance, reliable information required in our reports submitted under the Securities Exchange Act of 1934.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 *10.A.1        First Amendment to the $3,000,000,000 Revolving Credit
                Agreement and Waiver dated as of March 15, 2004 among El
                Paso Corporation, El Paso Natural Gas Company, Tennessee Gas
                Pipeline Company, ANR Pipeline Company and Colorado
                Interstate Gas Company, as Borrowers, the Lenders party
                thereto and JPMorgan Chase Bank, as Administrative Agent,
                ABN AMRO Bank N.V. and Citicorp North America, Inc., as
                Co-Documentation Agents, Bank of America, N.A. and Credit
                Suisse First Boston, as Co-Syndication Agents.
 *31.A          Certification of Chief Executive Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B          Certification of Chief Financial Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A          Certification of Chief Executive Officer pursuant to
                18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *32.B          Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.

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

                                            TENNESSEE GAS PIPELINE COMPANY

Date: May 14, 2004                             /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

Date: May 14, 2004                                 /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

                         TENNESSEE GAS PIPELINE COMPANY

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
*10.A.1   First Amendment to the $3,000,000,000 Revolving Credit
          Agreement and Waiver dated as of March 15, 2004 among El
          Paso Corporation, El Paso Natural Gas Company, Tennessee Gas
          Pipeline Company, ANR Pipeline Company and Colorado
          Interstate Gas Company, as Borrowers, the Lenders party
          thereto and JPMorgan Chase Bank, as Administrative Agent,
          ABN AMRO Bank N.V. and Citicorp North America, Inc., as
          Co-Documentation Agents, Bank of America, N.A. and Credit
          Suisse First Boston, as Co-Syndication Agents.
*31.A     Certification of Chief Executive Officer pursuant to sec.
          302 of the Sarbanes-Oxley Act of 2002.
*31.B     Certification of Chief Financial Officer pursuant to sec.
          302 of the Sarbanes-Oxley Act of 2002.
*32.A     Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
*32.B     Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.