Form 10-Q
period 2004-06-30
TENNESSEE GAS PIPELINE CO
filed 2004-08-13
CIK 97142

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     Common stock, par value $5 per share. Shares outstanding on August 13, 2004: 208

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TENNESSEE GAS PIPELINE COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
          Risk Factors and Cautionary Statements Regarding
            Forward-Looking Statements................................   14
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   15
Item 4.   Controls and Procedures.....................................   15

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   17
Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and
            Issuer Purchases of Equity Securities.....................   17
Item 3.   Defaults Upon Senior Securities.............................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   17
Item 5.   Other Information...........................................   17
Item 6.   Exhibits and Reports on Form 8-K............................   17
          Signatures..................................................   19

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                          QUARTER ENDED       SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                          --------------      ----------------
                                                          2004      2003      2004       2003
                                                          ----      ----      -----      -----
Operating revenues......................................  $179      $168      $407       $380
                                                          ----      ----      ----       ----
Operating expenses
  Operation and maintenance.............................    64        57       133        124
  Depreciation, depletion and amortization..............    40        45        80         83
  Taxes, other than income taxes........................    13        12        25         24
                                                          ----      ----      ----       ----
                                                           117       114       238        231
                                                          ----      ----      ----       ----
Operating income........................................    62        54       169        149
Earnings from unconsolidated affiliates.................     3         4         6         11
Other income, net.......................................     1         2         2          3
Interest and debt expense...............................   (33)      (33)      (64)       (65)
Affiliated interest income, net.........................     2         1         4         --
                                                          ----      ----      ----       ----
Income before income taxes..............................    35        28       117         98
Income taxes............................................    14         8        47         29
                                                          ----      ----      ----       ----
Net income..............................................  $ 21      $ 20      $ 70       $ 69
                                                          ----      ----      ----       ----
Other comprehensive loss................................    --        --        --         (1)
                                                          ----      ----      ----       ----
Comprehensive income....................................  $ 21      $ 20      $ 70       $ 68
                                                          ====      ====      ====       ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                                       ASSETS
Current assets
  Cash and cash equivalents.................................   $   --       $   --
  Accounts and notes receivable
    Customer, net of allowance of $4 in 2004 and 2003.......      100           96
    Affiliates..............................................       18            6
    Other...................................................       28           47
  Materials and supplies....................................       23           23
  Deferred income taxes.....................................       32           32
  Other.....................................................        8           10
                                                               ------       ------
         Total current assets...............................      209          214
                                                               ------       ------
Property, plant and equipment, at cost......................    3,102        3,238
  Less accumulated depreciation, depletion and
    amortization............................................      408          540
                                                               ------       ------
                                                                2,694        2,698
  Additional acquisition cost assigned to utility plant,
    net.....................................................    2,178        2,198
                                                               ------       ------
         Total property, plant and equipment, net...........    4,872        4,896
                                                               ------       ------
Other assets
  Investment in unconsolidated affiliate....................      144          138
  Notes receivable from affiliates..........................      972          841
  Other.....................................................       42           43
                                                               ------       ------
                                                                1,158        1,022
                                                               ------       ------
         Total assets.......................................   $6,239       $6,132
                                                               ======       ======

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
    Trade...................................................   $   57       $   47
    Affiliates..............................................       10            8
    Other...................................................        8           11
  Accrued interest..........................................       25           25
  Taxes payable.............................................      139          113
  Other.....................................................       47           59
                                                               ------       ------
         Total current liabilities..........................      286          263
                                                               ------       ------
Long-term debt..............................................    1,597        1,597
                                                               ------       ------
Other liabilities
  Deferred income taxes.....................................    1,224        1,212
  Other.....................................................      210          208
                                                               ------       ------
                                                                1,434        1,420
                                                               ------       ------

Commitments and contingencies

Stockholder's equity
  Common stock, par value $5 per share; 300 shares
    authorized; 208 shares issued and outstanding...........       --           --
  Additional paid-in capital................................    2,205        2,205
  Retained earnings.........................................      717          647
                                                               ------       ------
         Total stockholder's equity.........................    2,922        2,852
                                                               ------       ------
         Total liabilities and stockholder's equity.........   $6,239       $6,132
                                                               ======       ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               2004      2003
                                                              ------     -----
Cash flows from operating activities
  Net income................................................  $  70      $ 69
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     80        83
     Undistributed earnings of unconsolidated affiliates....     (6)       (4)
     Deferred income tax expense............................     12        53
     Other non-cash income items............................     --         1
     Asset and liability changes............................     13      (102)
                                                              -----      ----
          Net cash provided by operating activities.........    169       100
                                                              -----      ----
Cash flows from investing activities
  Additions to property, plant and equipment................    (39)      (58)
  Net change in affiliate advances..........................   (131)      (45)
  Other.....................................................      1         3
                                                              -----      ----
          Net cash used in investing activities.............   (169)     (100)
                                                              -----      ----
Net change in cash and cash equivalents.....................     --        --
Cash and cash equivalents
  Beginning of period.......................................     --        --
                                                              -----      ----
  End of period.............................................  $  --      $ --
                                                              =====      ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2004, and for the quarters and six months ended June 30, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not necessarily be indicative of our results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our 2003 Form 10-K.

2. LIQUIDITY

     In May 2004, El Paso announced that the results of an independent investigation confirmed that its historical financial statements should be restated to reflect previously announced revisions to its natural gas and oil reserve estimates. El Paso believes that a material restatement of its financial statements would have constituted an event of default under its $3 billion revolving credit facility, under which we are eligible to borrow (see Note 4), and various other financings; specifically under the provisions of those agreements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. Beginning in March 2004, El Paso received a series of waivers on its $3 billion revolving credit facility and these other financing transactions to address these issues. In August 2004, El Paso announced that its financial statements would likely be further restated for an issue related to the manner in which it historically accounted for hedges of its natural gas production. To address the issues relating to the further restatement, on August 6, 2004, El Paso received a third waiver on its $3 billion revolving credit facility which waived any defaults related to representations and warranties of the accuracy of its historical financial statements, amended its debt to capitalization ratio, extended the filing deadline for its December 31, 2003 annual financial statements until September 30, 2004, and extended the filing deadline for its March 31, 2004 and June 30, 2004 quarterly financial statements until November 30, 2004. The August waiver to the $3 billion revolving credit facility also placed restrictions on the voluntary prepayment of El Paso's and its subsidiaries debt that matures after June 30, 2005, amended one of the defined event of default provisions and also provided that if El Paso or any of its significant subsidiaries receives or is required to provide a notice of default on any other debt or guaranty of debt that in the aggregate exceeds $100 million, El Paso will have 29 days to file its financial statements (not to go beyond September 30, 2004, in the case of its December 31, 2003 financial statements and November 30, 2004, in the case of its March 31, 2004, and June 30, 2004 financial statements). If El Paso does not file its financial statements by these required dates, El Paso would need to obtain additional waivers to avoid an event of default. Although we are a party to El Paso's $3 billion revolving credit facility, we do not have any borrowings or letters of credit outstanding under that facility. Based upon a review of our financing transactions, we believe that a default on El Paso's $3 billion revolving credit facility would not constitute an event of default on our other debt agreements.

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program. Under this program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash to El Paso under this program, and as of June 30, 2004, we had a cash advance receivable from El Paso of $972 million, classified as a non-current asset in our balance sheet. If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 5 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in a default under our existing debt agreements. In addition, based on our current estimates of cash flows, we do not believe we will need to seek repayment of all or part of these advances in the next twelve months.

     El Paso's ownership interest in us and our equity investment in Bear Creek Storage Company (Bear Creek) serve as collateral under El Paso's revolving credit facility and other of El Paso's financing transactions. If El Paso's lenders under these facilities were to exercise their rights to this collateral, our ownership could change and our investment in Bear Creek could be liquidated. However, this change of control and liquidation would not constitute an event of default under our existing debt agreements.

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

3. ACCUMULATED OTHER COMPREHENSIVE LOSS

     Our comprehensive income at June 30, 2003, included a loss of $1 million, representing our proportionate share of amounts recorded in other comprehensive loss by Portland Natural Gas Transmission System (PNGTS), our equity investee, related to its derivative hedging activities. In the fourth quarter of 2003, we sold our 30 percent ownership interest in PNGTS and eliminated the accumulated other comprehensive loss associated with this investment.

4. CREDIT FACILITIES

     El Paso maintains a $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The $3 billion revolving credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. We, along with El Paso and our affiliates, ANR Pipeline Company, Colorado Interstate Gas Company and El Paso Natural Gas Company, are borrowers under the $3 billion revolving credit facility. We are only liable for amounts we directly borrow under the $3 billion revolving credit facility. As of June 30, 2004, $600 million was outstanding and $1.1 billion in letters of credit were issued under the $3 billion revolving credit facility, none of which was borrowed by or issued on our behalf. During the fourth quarter of 2003 and the first quarter of 2004, El Paso liquidated a portion of the collateral that supported the $3 billion revolving credit facility, which reduced the borrowing availability by $42 million. See Note 2 for a discussion regarding El Paso's waivers on the $3 billion revolving credit facility.

     El Paso's equity in several of its subsidiaries, including its equity in us and our equity in Bear Creek, collateralizes the $3 billion revolving credit facility and $303 million of other financing arrangements including leases, letters of credit and other credit facilities.

     Under the $3 billion revolving credit facility and other financing agreements, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in our agreements), the most restrictive of which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; and (v) potential limitations on our ability to declare and pay dividends.

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

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of June 30, 2004, we had $1 million accrued for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2004, we had accrued approximately $45 million, including approximately $44 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and approximately $1 million for related environmental legal costs. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability as of June 30, 2004 (in millions):

Balance as of January 1, 2004...............................  $46
Payments for remediation activities.........................   (1)
                                                              ---
Balance as of June 30, 2004.................................  $45
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $40 million in the aggregate for the years 2004 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2004, we estimate that our total remediation expenditures will be approximately $4 million, which primarily will be expended under government directed clean-up plans.

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

     PCB Cost Recoveries. In May 1995, following negotiations with our customers, we filed an agreement with the Federal Energy Regulatory Commission
(FERC) that established a mechanism for recovering a substantial portion of the environmental costs identified in our internal remediation project. The agreement, which was approved by the FERC in November 1995, provided for a PCB surcharge on firm and interruptible customers' rates to pay for eligible costs, with these surcharges to be collected over a defined collection period. We have received approval from the FERC to extend the collection period over time, with the current collection period set to expire in June 2006. The agreement also provided for bi-annual audits of eligible costs. As of June 30, 2004, we had pre-collected our PCB costs by approximately $123 million. The pre-collection will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the pre-collection amount plus carrying charges incurred up to the date of the refunds. As of June 30, 2004, we have recorded a regulatory liability (included in other non-current liabilities on our balance sheet) of $92 million for future refund obligations.

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

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2004 we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal

CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Reserves for these matters are included in the environmental reserve discussed above.

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

     On July 11, 2003, the FERC issued an order on our rehearing request and compliance filing as to the April 3, 2002 Order, denying our request for rehearing regarding a replacement shipper's ability to select additional primary points, forwardhauls and backhauls to the same delivery point, and discounting. We filed certain required tariff revisions in response to that order and sought further rehearing of certain issues. The FERC issued an order on these filings on August 9, 2004, accepting as in compliance certain of the tariff revisions, modifying others, granting our rehearing and clarification requests on certain items and denying others. We are currently evaluating the impact of this order. On February 20, 2004, the Court of Appeals for the D.C. Circuit vacated certain FERC orders that applied its Order No. 637 discounting policy to Williston Basin pipeline. The FERC is currently accepting industry comments in advance of their order on remand. We cannot predict the outcome of the compliance filings or the requests for rehearing.

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

6. RETIREMENT BENEFITS

     Our postretirement benefit costs for the quarters and six months ended June 30, 2004 and 2003 were less than $1 million.

7. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND TRANSACTIONS WITH AFFILIATES

  Investments in Unconsolidated Affiliates

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for our proportionate share of these investments is as follows:

                                                           QUARTER ENDED        SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                          ---------------       -----------------
                                                          2004       2003       2004        2003
                                                          ----       ----       -----       -----
                                                                       (IN MILLIONS)
Operating results data(1):
  Operating revenues....................................   $5         $9         $9          $18
  Operating expenses....................................    2          3          4            6
  Net income(2).........................................    2          2          4            8

---------------

(1) We sold our investment in PNGTS during the fourth quarter of 2003.

(2) Our proportionate share of net income includes our share of taxes payable by partners recorded by our equity investments.

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of June 30, 2004 and December 31, 2003, we had advanced to El Paso $972 million and $841 million. The interest rate at June 30, 2004 was 2.4% and at December 31, 2003 was 2.8%. These receivables are due upon demand; however, as of June 30, 2004 and December 31, 2003, we have classified these advances as non-current notes receivable from affiliates because we do not anticipate settlement within the next twelve months. See Note 2 for a discussion regarding our participation in and the collectibility of these receivables.

     At June 30, 2004 and December 31, 2003, we had accounts receivable from affiliates of $18 million and $6 million. In addition, we had accounts payable to affiliates of $10 million and $8 million at June 30, 2004 and December 31, 2003. These balances arose in the normal course of business.

     The following table shows revenues and charges from our affiliates for the periods ended June 30:

                                                           QUARTER ENDED        SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                          ---------------       -----------------
                                                          2004       2003       2004        2003
                                                          ----       ----       -----       -----
                                                                       (IN MILLIONS)
Revenues from affiliates................................  $ 6        $16         $11         $24
Operations and maintenance expenses from affiliates.....   10         27          22          51
Reimbursements of operating expenses charged to
  affiliates............................................   20         10          36          20

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

     The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the periods ended June 30:

                                                               QUARTER ENDED      SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                             -----------------   -------------------
                                                              2004      2003       2004       2003
                                                             -------   -------   --------   --------
                                                              (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues.........................................  $  179    $  168     $  407     $  380
Operating expenses.........................................    (117)     (114)      (238)      (231)
                                                             ------    ------     ------     ------
  Operating income.........................................      62        54        169        149
                                                             ------    ------     ------     ------
Earnings from unconsolidated affiliates....................       3         4          6         11
Other income, net..........................................       1         2          2          3
                                                             ------    ------     ------     ------
  Other....................................................       4         6          8         14
                                                             ------    ------     ------     ------
  EBIT.....................................................      66        60        177        163
Interest and debt expense..................................     (33)      (33)       (64)       (65)
Affiliated interest income, net............................       2         1          4         --
Income taxes...............................................     (14)       (8)       (47)       (29)
                                                             ------    ------     ------     ------
  Net income...............................................  $   21    $   20     $   70     $   69
                                                             ======    ======     ======     ======
Throughput volumes (BBtu/d)(1).............................   4,321     4,266      4,853      5,124
                                                             ======    ======     ======     ======

---------------

(1)Throughput volumes for the quarter and six months ended June 30, 2003 exclude volumes related to our equity investment in PNGTS which was sold in the fourth quarter of 2003.

OPERATING RESULTS (EBIT)

     The following factors contributed to our overall EBIT increase of $6 million and $14 million for the three months and six months ended June 30, 2004 as compared to the same periods in 2003:

                                                                        EBIT IMPACT
                                                              --------------------------------
                                                              QUARTER ENDED   SIX MONTHS ENDED
                                                                JUNE 30,          JUNE 30,
                                                              -------------   ----------------
                                                                       (IN MILLIONS)
                                                                    INCREASE/(DECREASE)
Operating revenue items:
  Favorable resolution of a measurement dispute at a
     processing plant serving our system....................      $ --              $ 10
  Recoveries of natural gas in excess of gas used on our
     system.................................................        10                18
  Other.....................................................         1                (1)
Operating expense items:
  Lower environmental remediation, legal and other related
     costs in 2003 primarily due to a revision in our
     estimated costs to complete our internal PCB
     remediation project....................................       (15)              (15)
  Higher depreciation in 2003 due to a revision in
     depreciation expense for a facility that is being
     depreciated at an incremental rate of 6.67% per year
     instead of the general system rate of 1.62% per year...         7                 7
  Accruals for employee severance costs.....................         1                (2)
  Other.....................................................         4                 3
Other items:
  Lower equity earnings due to the sale of our interest in
     PNGTS in the fourth quarter of 2003....................        (1)               (5)
  Other.....................................................        (1)               (1)
                                                                  ----              ----
     Total increase in EBIT.................................      $  6              $ 14
                                                                  ====              ====

INTEREST AND DEBT EXPENSE

     Below is the analysis of our interest and debt expense for the periods ended June 30:

                                                              QUARTER ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,           JUNE 30,
                                                              --------------    -----------------
                                                              2004      2003    2004        2003
                                                              ----      ----    -----       -----
                                                                         (IN MILLIONS)
Long term debt..............................................  $31       $31      $61         $61
Other interest..............................................    2         2        3           4
                                                              ---       ---      ---         ---
     Total interest and debt expense........................  $33       $33      $64         $65
                                                              ===       ===      ===         ===

AFFILIATED INTEREST INCOME, NET

  Second Quarter 2004 Compared to Second Quarter 2003

     Affiliated interest income, net for the quarter ended June 30, 2004, was $1 million higher than the same period in 2003 due to higher interest rates and higher average advances to El Paso under its cash management program. The average advance balance for the second quarter of 2003 of $269 million increased to $437 million in 2004. The average short-term interest rate for the second quarter increased from 1.3% in 2003 to 2.3% during the same period in 2004.

  Six Months Ended 2004 Compared to Six Months Ended 2003

     Affiliated interest income, net for the six months ended June 30, 2004, was $4 million higher than the same period in 2003 due primarily to an increase in average advances to El Paso under our cash management program and higher short-term interest rates in 2004. The average advance balance for the six months changed from a payable of $83 million in 2003 to a receivable of $388 million in 2004. The average short-term interest rates for the six month period increased from 1.4% in 2003 to 2.5% in 2004.

INCOME TAXES

                                                              QUARTER ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,           JUNE 30,
                                                              --------------    -----------------
                                                              2004      2003    2004        2003
                                                              ----      ----    -----       -----
                                                                (IN MILLIONS, EXCEPT FOR RATES)
Income taxes................................................  $14       $ 8      $47         $29
Effective tax rate..........................................   40%       29%      40%         30%

     Our effective tax rates were different than the statutory rate of 35 percent in all periods, primarily due to the effect of state income taxes in 2003 and 2004 and the expiration of certain state net operating loss carryovers into 2004.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs have historically been provided through cash flows from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these net advances as investing activities in our statement of cash flows. As of June 30, 2004, we had receivables from El Paso of $972 million as a result of this program. These receivables are due upon demand; however, we do not anticipate settlement within the next twelve months. As of June 30, 2004, these receivables were classified as non-current notes receivable from affiliates in our balance sheet. We believe that cash flows from operating activities will be adequate to meet our short-term capital and debt service requirements for our existing operations.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 5 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements. In addition, based on our current estimates of cash flows, we do not believe we will need to seek repayment of all or part of these advances in the next twelve months.

     El Paso's ownership interest in us and our equity investment in Bear Creek serve as collateral under El Paso's revolving credit facility and other of El Paso's financing transactions. If El Paso's lenders under these facilities were to exercise their rights to this collateral, our ownership could change and our investment in Bear Creek could be liquidated. However, this change of control and liquidation would not constitute an event of default under our existing debt agreements.

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

     Our cash flows for the six months ended June 30 were as follows:

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 169   $ 100
Cash flows from investing activities........................   (169)   (100)

  Cash Flows from Operating Activities

     Net cash provided by operating activities was $169 million in 2004 versus $100 million in 2003. This increase was primarily due to changes in assets and liabilities.

  Cash Flows from Investing Activities

     Net cash in investing activities in 2004 consisted of $131 million in advances to El Paso under its cash management program and $39 million of capital expenditures.

CAPITAL EXPENDITURES

     Our capital expenditures for the six months ended June 30, 2004 were approximately $39 million. Under our current plan, we expect to spend $188 million during 2004 for capital expenditures consisting of $42 million to expand the capacity on our system and $146 million for maintenance capital. We expect to fund our capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program.

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

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission from time to time, and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

OUR RELATIONSHIP WITH EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The senior unsecured indebtedness of El Paso is currently rated Caa1 by Moody's (with a negative outlook and under review for a possible downgrade) and CCC+ by Standard & Poor's (with a negative outlook), which are below investment grade ratings. Our senior unsecured indebtedness is rated B1 by Moody's (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). Further downgrades of our credit ratings would increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of its downgrades over the last two years, El Paso has realized substantial demands on its liquidity. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     El Paso has a long-range plan that, among other things, defines its future businesses, targets significant debt reduction and establishes financial goals. An inability to meet these objectives could adversely affect El Paso's liquidity position, and in turn affect our financial condition.

     Pursuant to El Paso's cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of June 30, 2004, we have net receivables of approximately $980 million from El Paso and its affiliates. El Paso provides cash management and other corporate services to us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we would still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see
Item 1, Financial Statements, Note 7.

     In May 2004, El Paso announced that an independent review of its natural gas and oil reserves confirmed its previous assessment that the financial statements of El Paso and certain of its subsidiaries should be restated. In August 2004, El Paso announced it would likely be required to further restate its financial statements for adjustments related to the manner in which it historically accounted for hedges of its natural gas production. At this time, El Paso's December 31, 2003 restated financial statements have not been filed, nor has it filed quarterly reports for March 31, 2004 and June 30, 2004. Also, as a result of its reserve revisions, several class action lawsuits have been filed against El Paso and several of its subsidiaries, but not against us. The reserve revisions have also become the subject of an SEC investigation and may become the subject of separate inquiries by other governmental regulatory agencies. These investigations and lawsuits may further negatively impact El Paso's credit ratings and place further demands on its liquidity. See Item 1, Financial Statements, Note 2 for a further discussion of these matters.

A DEFAULT UNDER EL PASO'S $3 BILLION REVOLVING CREDIT FACILITY BY ANY PARTY COULD ACCELERATE OUR FUTURE BORROWINGS, IF ANY, UNDER THE FACILITY AND OUR FUTURE ISSUANCES OF LONG-TERM DEBT, WHICH COULD ADVERSELY AFFECT OUR LIQUIDITY POSITION.

     We are a party to El Paso's $3 billion revolving credit facility. We are only liable, however, for our borrowings under the $3 billion revolving credit facility, which were zero as of June 30, 2004. Under the $3 billion revolving credit facility, a default by El Paso, or any other party, could result in the acceleration of all outstanding borrowings under the facility, including the borrowings of any non-defaulting party, and could preclude us from borrowing under the facility in the future. We believe El Paso's announced restatements of its prior period financial statements would have constituted an event of default under the $3 billion credit facility; however, El Paso received waivers of the potential defaults on its $3 billion credit facility which continue to be effective. See Item 1, Financial Statements, Note 2, for additional information regarding these matters. The acceleration of our future borrowings, if any, under the credit facility, or the inability to borrow under this facility, could adversely affect our liquidity position and, in turn, our financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the internal controls over financial reporting as of the end of the period covered by this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act). Based on our controls evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls are effective.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 *10.A.2        Second Waiver to the $3,000,000,000 Revolving Credit
                Agreement dated as of June 15, 2004 among El Paso
                Corporation, El Paso Natural Gas Company, Tennessee Gas
                Pipeline Company, ANR Pipeline Company and Colorado
                Interstate Gas Company, as Borrowers, the Lenders party
                thereto and JPMorgan Chase Bank, as Administrative Agent,
                ABN AMRO Bank N.V. and Citicorp North America, Inc., as
                Co-Documentation Agents, Bank of America, N.A. and Credit
                Suisse First Boston, as Co-Syndication Agents.
  10.A.3        Second Amendment to the $3,000,000,000 Revolving Credit
                Agreement and Third Waiver dated as of August 6, 2004 among
                El Paso Corporation, El Paso Natural Gas Company, Tennessee
                Gas Pipeline Company, ANR Pipeline Company and Colorado
                Interstate Gas Company, as Borrowers, the Lenders party
                thereto and JPMorgan Chase Bank, as Administrative Agent,
                ABN AMRO Bank N.V. and Citicorp North America, Inc., as
                Co-Documentation Agents, Bank of America, N.A. and Credit
                Suisse First Boston, as Co-Syndication Agents. (Exhibit 99.B
                to our Form 8-K filed August 10, 2004.)
 *31.A          Certification of Chief Executive Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B          Certification of Chief Financial Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A          Certification of Chief Executive Officer pursuant to
                18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *32.B          Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.

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

     b. Reports on Form 8-K

        DATE                                            EVENT REPORTED
        ----                                            --------------
June 17, 2004          Our parent company, El Paso Corporation, announced that it had received waivers on its $3 billion revolving credit facility and certain other financings.

August 10, 2004        Our parent company, El Paso Corporation, announced that it had received waivers on its $3 billion revolving credit facility and certain other financings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TENNESSEE GAS PIPELINE COMPANY

Date: August 13, 2004                          /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

Date: August 13, 2004                              /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

                         TENNESSEE GAS PIPELINE COMPANY

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
*10.A.2   Second Waiver to the $3,000,000,000 Revolving Credit
          Agreement dated as of June 15, 2004 among El Paso
          Corporation, El Paso Natural Gas Company, Tennessee Gas
          Pipeline Company, ANR Pipeline Company and Colorado
          Interstate Gas Company, as Borrowers, the Lenders party
          thereto and JPMorgan Chase Bank, as Administrative Agent,
          ABN AMRO Bank N.V. and Citicorp North America, Inc., as
          Co-Documentation Agents, Bank of America, N.A. and Credit
          Suisse First Boston, as Co-Syndication Agents.
 10.A.3   Second Amendment to the $3,000,000,000 Revolving Credit
          Agreement and Third Waiver dated as of August 6, 2004 among
          El Paso Corporation, El Paso Natural Gas Company, Tennessee
          Gas Pipeline Company, ANR Pipeline Company and Colorado
          Interstate Gas Company, as Borrowers, the Lenders party
          thereto and JPMorgan Chase Bank, as Administrative Agent,
          ABN AMRO Bank N.V. and Citicorp North America, Inc., as
          Co-Documentation Agents, Bank of America, N.A. and Credit
          Suisse First Boston, as Co-Syndication Agents. (Exhibit 99.B
          to our Form 8-K filed August 10, 2004.)
*31.A     Certification of Chief Executive Officer pursuant to sec.
          302 of the Sarbanes-Oxley Act of 2002.
*31.B     Certification of Chief Financial Officer pursuant to sec.
          302 of the Sarbanes-Oxley Act of 2002.
*32.A     Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
*32.B     Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.