Form 10-Q
period 2004-09-30
TENNESSEE GAS PIPELINE CO
filed 2004-11-12
CIK 97142

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Common stock, par value $5 per share. Shares outstanding on November 12, 2004: 208

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TENNESSEE GAS PIPELINE COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
          Cautionary Statements for Purposes of the "Safe Harbor"
            Provisions of the Private Securities Litigation Reform Act
            of 1995...................................................   14
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   14
Item 4.   Controls and Procedures.....................................   14

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   15
Item 2.   Unregistered Sales of Equity Securities and Use of
            Proceeds..................................................   15
Item 3.   Defaults Upon Senior Securities.............................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15
Item 5.   Other Information...........................................   15
Item 6.   Exhibits....................................................   15
          Signatures..................................................   16

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                        QUARTER ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                       ---------------       -----------------
                                                       2004       2003       2004        2003
                                                       ----       ----       -----       -----
Operating revenues...................................  $166       $161       $573        $541
                                                       ----       ----       ----        ----
Operating expenses
  Operation and maintenance..........................    64         59        197         183
  Depreciation, depletion and amortization...........    41         39        121         122
  Taxes, other than income taxes.....................    14         13         39          37
                                                       ----       ----       ----        ----
                                                        119        111        357         342
                                                       ----       ----       ----        ----
Operating income.....................................    47         50        216         199
Earnings from unconsolidated affiliates..............     3          3          9          14
Other income, net....................................     1          2          3           5
Interest and debt expense............................   (33)       (33)       (97)        (98)
Affiliated interest income, net......................     4          2          8           2
                                                       ----       ----       ----        ----
Income before income taxes...........................    22         24        139         122
Income taxes.........................................     9          7         56          36
                                                       ----       ----       ----        ----
Net income...........................................  $ 13       $ 17       $ 83        $ 86
                                                       ----       ----       ----        ----
Other comprehensive loss.............................    --         --         --          (1)
                                                       ----       ----       ----        ----
Comprehensive income.................................  $ 13       $ 17       $ 83        $ 85
                                                       ====       ====       ====        ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $   --          $   --
  Accounts and notes receivable
    Customer, net of allowance of $3 in 2004 and $4 in
      2003..................................................         82              96
    Affiliates..............................................         16               6
    Other...................................................         29              47
  Materials and supplies....................................         22              23
  Deferred income taxes.....................................         32              32
  Other.....................................................         11              10
                                                                 ------          ------
         Total current assets...............................        192             214
                                                                 ------          ------
Property, plant and equipment, at cost......................      3,165           3,238
  Less accumulated depreciation, depletion and
    amortization............................................        433             540
                                                                 ------          ------
                                                                  2,732           2,698
  Additional acquisition cost assigned to utility plant,
    net.....................................................      2,168           2,198
                                                                 ------          ------
         Total property, plant and equipment, net...........      4,900           4,896
                                                                 ------          ------
Other assets
  Investment in unconsolidated affiliate....................        147             138
  Notes receivable from affiliates..........................      1,020             841
  Other.....................................................         42              43
                                                                 ------          ------
                                                                  1,209           1,022
                                                                 ------          ------
         Total assets.......................................     $6,301          $6,132
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
    Trade...................................................     $   60          $   47
    Affiliates..............................................         25               8
    Other...................................................          9              11
  Accrued interest..........................................         44              25
  Taxes payable.............................................        146             113
  Contractual deposits......................................         21              26
  Other.....................................................         29              33
                                                                 ------          ------
         Total current liabilities..........................        334             263
                                                                 ------          ------
Long-term debt..............................................      1,598           1,597
                                                                 ------          ------
Other liabilities
  Deferred income taxes.....................................      1,227           1,212
  Other.....................................................        207             208
                                                                 ------          ------
                                                                  1,434           1,420
                                                                 ------          ------

Commitments and contingencies

Stockholder's equity
  Common stock, par value $5 per share; 300 shares
    authorized; 208 shares issued and outstanding...........         --              --
  Additional paid-in capital................................      2,205           2,205
  Retained earnings.........................................        730             647
                                                                 ------          ------
         Total stockholder's equity.........................      2,935           2,852
                                                                 ------          ------
         Total liabilities and stockholder's equity.........     $6,301          $6,132
                                                                 ======          ======

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              2004      2003
                                                              -----     ----
Cash flows from operating activities
  Net income................................................  $  83     $ 86
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............    121      122
     Deferred income tax expense............................     15       31
     Earnings from unconsolidated affiliates, adjusted for
      cash distributions....................................     (9)      (6)
     Other non-cash income items............................     --        1
     Asset and liability changes............................     59      (72)
                                                              -----     ----
          Net cash provided by operating activities.........    269      162
                                                              -----     ----
Cash flows from investing activities
  Additions to property, plant and equipment................    (83)    (113)
  Net change in affiliate advances..........................   (179)     (54)
  Other.....................................................     (7)       5
                                                              -----     ----
          Net cash used in investing activities.............   (269)    (162)
                                                              -----     ----
Net change in cash and cash equivalents.....................     --       --
Cash and cash equivalents
  Beginning of period.......................................     --       --
                                                              -----     ----
  End of period.............................................  $  --     $ --
                                                              =====     ====

                            See accompanying notes.

                         TENNESSEE GAS PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2004, and for the quarters and nine months ended September 30, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our 2003 Form 10-K.

2. LIQUIDITY

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program whereby, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso and as of September 30, 2004, we had a cash advance receivable from El Paso of $1,020 million, classified as a non-current asset in our balance sheet. We believe that our cash flows from operating activities will be adequate to meet our short term capital and debt service requirements for our existing operations, therefore we do not believe we will need to seek repayment of these advances in the next twelve months.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables, if demanded. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 5 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in a default under our existing debt agreements.

     During 2004, El Paso restated its historical financial statements to reflect the accounting impact of revisions to its natural gas and oil reserve estimates and changes in the manner in which it accounted for certain derivative contracts, primarily those related to the hedging of its natural gas production. El Paso believes the restatement of its historical financial statements would have constituted events of default under its revolving credit facility, under which we are eligible to borrow, and various other financings; specifically under the provisions of those agreements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. During 2004, El Paso received a series of waivers on its revolving credit facility and these other financing transactions to address these issues. These waivers continue to be in effect. El Paso also received an extension of time from various lenders until November 30, 2004 to file its second quarter 2004 Form 10-Q which it expects to meet. If El Paso is unable to file its second quarter 2004 Form 10-Q by that date and is not able to negotiate an additional extension of the filing deadline, its revolving credit facility and various other financings could be accelerated. As part of obtaining the waivers, El Paso amended various provisions of the revolving credit facility, including provisions related to events of default and limitations on the ability of El Paso, as well as its subsidiaries, to prepay debt that matures after June 30, 2005. Although we are a party to El Paso's revolving credit facility, we do not have any borrowings or letters of credit outstanding under that facility. See Note 4 below for a further discussion of the revolving credit facility and the potential refinancing of this facility.

     Based upon a review of the covenants contained in our long-term debt agreements, we believe that a default on El Paso's revolving credit facility would not result in an event of default under our debt agreements.

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

3. OTHER COMPREHENSIVE LOSS

     Our comprehensive income for the nine months ended September 30, 2003, included a loss of $1 million, representing our proportionate share of amounts recorded in other comprehensive loss by Portland Natural Gas Transmission System (PNGTS), our equity investee, related to its derivative hedging activities. In the fourth quarter of 2003, we sold our 30 percent ownership interest in PNGTS and eliminated the accumulated other comprehensive loss associated with this investment.

4. CREDIT FACILITIES

     El Paso maintains a revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The revolving credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. We, along with El Paso and our affiliates, ANR Pipeline Company, Colorado Interstate Gas Company and El Paso Natural Gas Company, are borrowers under the revolving credit facility. El Paso liquidated a portion of the collateral that supported the revolving credit facility, which reduced the overall borrowing availability from $3 billion to $2.5 billion in October 2004. We are only liable for amounts we directly borrow under the revolving credit facility. As of September 30, 2004, there were no borrowings and $1.1 billion in letters of credit were issued under the revolving credit facility, none of which were issued on our behalf. See Note 2 for a discussion regarding El Paso's waivers on the revolving credit facility.

     El Paso's equity in several of its subsidiaries, including its equity in us and our equity in Bear Creek, collateralizes the revolving credit facility and other financing arrangements including leases, letters of credit and other credit facilities.

     El Paso is in the process of negotiating the refinancing of this facility as the combination of a three year revolving credit facility and a five year term loan and currently expects to be successful in this refinancing by December 31, 2004.

     Under the revolving credit facility and other financing agreements, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in our agreements), the most restrictive of which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; and (v) potential limitations on our ability to declare and pay dividends.

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

     Will Price (formerly Quinque). We and a number of our affiliates are named defendants in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied in April 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action has since been filed as to the heating content claim. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of September 30, 2004, we had approximately $1 million accrued for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2004, we had accrued approximately $43 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability as of September 30, 2004 (in millions):

Balance as of January 1, 2004...............................  $46
Payments for remediation activities.........................   (3)
                                                              ---
Balance as of September 30, 2004............................  $43
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $40 million in the aggregate for the years 2004 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2004, we estimate that our total remediation expenditures will be approximately $2 million, which primarily will be expended under government directed clean-up plans.

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

     PCB Cost Recoveries. In May 1995, following negotiations with our customers, we filed an agreement with the Federal Energy Regulatory Commission
(FERC) that established a mechanism for recovering a substantial portion of the environmental costs identified in our internal remediation project. The agreement, which was approved by the FERC in November 1995, provided for a PCB surcharge on firm and interruptible customers' rates to pay for eligible costs, with these surcharges to be collected over a defined collection period. We have twice received approval from the FERC to extend the collection period over time, with the current collection period set to expire in June 2006. The agreement also provided for bi-annual audits of eligible costs. As of September 30, 2004, we had pre-collected our PCB costs by approximately $124 million. The pre-collection will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the pre-collection amount plus carrying charges incurred up to the date of the refunds. As of September 30, 2004, we have recorded a regulatory liability (included in other non-current liabilities on our balance sheet) of $95 million for future refund obligations.

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

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2004 we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Reserves for these matters are included in the environmental reserve discussed above.

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

  Rates and Regulatory Matters

     Order No. 637. We filed our compliance proposal in August 2000 and received an order on compliance from the FERC in April 2002. Most of our compliance proposal was accepted, but the FERC rejected our proposals regarding overlapping capacity segments, discounting and the priority of capacity. In response, we sought rehearing and have made another compliance filing. In October 2002, FERC issued its order responding to the United States Court of Appeals for the D.C. Circuit's order remanding the various aspects of Order No.
637. In December 2002, we submitted a compliance filing with FERC to comply with the October order. We also filed for rehearing of the October order.

     In July 2003, the FERC issued an order on our rehearing request and compliance filing as to the April 2002 Order, denying our request for rehearing regarding a replacement shipper's ability to select additional primary points, forwardhauls and backhauls to the same delivery point, and discounting. We filed certain required tariff revisions in response to that order and sought further rehearing of certain issues. The FERC issued an order on these filings in August 2004, accepting as in compliance certain of the tariff revisions, modifying others, granting our rehearing and clarification requests on certain items and denying others. We have filed for clarification and/or rehearing on certain matters. In February 2004, the Court of Appeals for the D.C. Circuit vacated certain FERC orders that applied its Order No. 637 discounting policy to Williston Basin pipeline. The FERC is currently accepting industry comments in advance of their order on remand. We cannot predict the outcome of the compliance filings or the requests for rehearing.

     Accounting for Pipeline Assessment Costs. In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, will disallow the capitalization of certain costs that are part of our pipeline integrity program. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. We are currently reviewing the release and have not determined what impact this release will have on our consolidated financial statements.

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

  Other

     CFTC Investigation. In April 2004, we elected to voluntarily cooperate with the Commodity Futures Trading Commission (CFTC) in connection with the CFTC's industry-wide investigation of activities affecting the price of natural gas in the fall of 2003. Specifically, we provided information relating to storage reports provided to the Energy Information Administration for the period of October 2003 through December 2003. In August 2004, the CFTC announced they had completed the investigation and found no evidence of wrongdoing.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND TRANSACTIONS WITH AFFILIATES

  Investments in Unconsolidated Affiliates

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for our proportionate share of these investments is as follows:

                                                                                  NINE MONTHS
                                                           QUARTER ENDED             ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                          ---------------       ---------------
                                                          2004       2003       2004       2003
                                                          ----       ----       ----       ----
                                                                      (IN MILLIONS)
Operating results data(1):
  Operating revenues....................................   $4         $7        $13        $25
  Operating expenses....................................    2          4          6         10
  Net income(2).........................................    2          2          6         10

---------------

(1) We sold our investment in PNGTS during the fourth quarter of 2003.

(2) Our proportionate share of net income includes our share of taxes payable by partners recorded by our equity investments.

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of September 30, 2004 and December 31, 2003, we had advanced to El Paso $1,020 million and $841 million. The interest rate at September 30, 2004 was 2.7% and at December 31, 2003 was 2.8%. These receivables are due upon demand; however, as of September 30, 2004 and December 31, 2003, we have classified these advances as non-current notes receivable from affiliates because we do not anticipate settlement within the next twelve months. See Note 2 for a discussion regarding our participation in and the collectibility of these receivables.

     At September 30, 2004 and December 31, 2003, we had accounts receivable from affiliates of $16 million and $6 million. In addition, we had accounts payable to affiliates of $25 million and $8 million at September 30, 2004 and December 31, 2003. These balances arose in the normal course of business. We also received $7 million and $5 million in deposits related to our transportation contracts with El Paso Marketing L.P. (formerly El Paso Merchant Energy L.P.) which is included in our balance sheet as current liabilities as of September 30, 2004 and December 31, 2003.

     In the third quarter of 2004, we acquired assets from our affiliate with a net book value of $8 million.

     The following table shows revenues and charges from our affiliates for the periods ended September 30:

                                                                                  NINE MONTHS
                                                           QUARTER ENDED             ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                          ---------------       ---------------
                                                          2004       2003       2004       2003
                                                          ----       ----       ----       ----
                                                                      (IN MILLIONS)
Revenues from affiliates................................  $ 4        $ 6        $15        $30
Operations and maintenance expenses from affiliates.....   13         19         35         70
Reimbursements of operating expenses charged to
  affiliates............................................   20         17         56         37

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2003 Annual Report on Form 10-K and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

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

     The following is a reconciliation of EBIT to net income:

                                                           QUARTER ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                          ----------------    ------------------
                                                           2004      2003      2004       2003
                                                          ------    ------    -------    -------
                                                           (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues......................................  $  166    $  161    $  573     $  541
Operating expenses......................................    (119)     (111)     (357)      (342)
                                                          ------    ------    ------     ------
  Operating income......................................      47        50       216        199
                                                          ------    ------    ------     ------
Earnings from unconsolidated affiliates.................       3         3         9         14
Other income, net.......................................       1         2         3          5
                                                          ------    ------    ------     ------
  Other.................................................       4         5        12         19
                                                          ------    ------    ------     ------
  EBIT..................................................      51        55       228        218
Interest and debt expense...............................     (33)      (33)      (97)       (98)
Affiliated interest income, net.........................       4         2         8          2
Income taxes............................................      (9)       (7)      (56)       (36)
                                                          ------    ------    ------     ------
  Net income............................................  $   13    $   17    $   83     $   86
                                                          ======    ======    ======     ======
Throughput volumes (BBtu/d)(1)..........................   3,858     3,960     4,520      4,732
                                                          ======    ======    ======     ======

---------------

(1)Throughput volumes for the quarter and nine months ended September 30, 2003 exclude volumes related to our equity investment in PNGTS which was sold in the fourth quarter of 2003.

OPERATING RESULTS (EBIT)

  Third Quarter 2004 Compared to Third Quarter 2003

     The following factors contributed to our overall EBIT decrease of $4 million for the three months ended September 30, 2004 as compared to the same period in 2003:

                                                              REVENUE     EXPENSE       OTHER       EBIT
                                                              IMPACT      IMPACT        IMPACT     IMPACT
                                                              -------   -----------   ----------   ------
                                                                        FAVORABLE/(UNFAVORABLE)
                                                                             (IN MILLIONS)
Recoveries of natural gas in excess of gas used on our
  system....................................................    $ 8         $--           $--       $ 8
Higher operations and electric costs........................     --          (3)           --        (3)
Other.......................................................     (3)         (5)           (1)       (9)
                                                                ---         ---           ---       ---
  Total.....................................................    $ 5         $(8)          $(1)      $(4)
                                                                ===         ===           ===       ===

  Nine Months Ended 2004 Compared to Nine Months Ended 2003

     The following factors contributed to our overall EBIT increase of $10 million for the nine months ended September 30, 2004 as compared to the same period in 2003:

                                                              REVENUE     EXPENSE       OTHER       EBIT
                                                              IMPACT      IMPACT        IMPACT     IMPACT
                                                              -------   -----------   ----------   ------
                                                                        FAVORABLE/(UNFAVORABLE)
                                                                             (IN MILLIONS)
Resolution of measurement dispute at processing plant
  serving our system........................................    $10         $ --          $--       $ 10
Recoveries of natural gas in excess of gas used on our
  system....................................................     27           --           --         27
Lower environmental remediation, legal and other related
  costs in 2003 primarily due to a revision in our estimated
  costs to complete our internal PCB remediation project....     --          (15)          --        (15)
Higher depreciation in 2003 due to a revision in
  depreciation expense......................................     --            7           --          7
Higher operations and electric costs........................     --           (5)          --         (5)
Accruals for employee severance costs.......................     --           (2)          --         (2)
Impact of the sale of our interest in PNGTS in the fourth
  quarter of 2003...........................................     --           --           (5)        (5)
Other.......................................................     (5)          --           (2)        (7)
                                                                ---         ----          ---       ----
  Total.....................................................    $32         $(15)         $(7)      $ 10
                                                                ===         ====          ===       ====

     In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, will disallow the capitalization of certain costs that are part of our pipeline integrity program. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. We are currently reviewing the release and have not determined what impact this release will have on our consolidated financial statements.

AFFILIATED INTEREST INCOME, NET

  Third Quarter 2004 Compared to Third Quarter 2003

     Affiliated interest income, net for the quarter ended September 30, 2004, was $2 million higher than the same period in 2003 due to higher interest rates and higher average advances to El Paso under its cash management program. The average advance balance on our interest bearing notes for the third quarter of 2003 of $396 million increased to $582 million for the same period in 2004. The average short-term interest rate for the third quarter increased from 1.9% in 2003 to 2.5% during the same period in 2004.

  Nine Months Ended 2004 Compared to Nine Months Ended 2003

     Affiliated interest income, net for the nine months ended September 30, 2004, was $6 million higher than the same period in 2003 due primarily to an increase in average advances to El Paso under its cash management program and higher short-term interest rates in 2004. The average advance balance on our interest bearing notes for the nine months of 2004 increased to $473 million from $118 million in 2003. The average short-term interest rates for the nine month period increased from 1.6% in 2003 to 2.5% during the same period in 2004.

INCOME TAXES

                                                                                  NINE MONTHS
                                                              QUARTER ENDED          ENDED
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                              --------------    ---------------
                                                              2004      2003    2004       2003
                                                              ----      ----    ----       ----
                                                               (IN MILLIONS, EXCEPT FOR RATES)
Income taxes................................................  $ 9       $ 7     $56        $36
Effective tax rate..........................................   41%       29%     40%        29%

     Our effective tax rates were different than the statutory rate of 35 percent in all periods, primarily due to the effect of state income taxes in 2003 and 2004 and the expiration of certain state net operating loss carryovers into 2004.

OTHER

     In September 2004, we incurred significant damage to sections of our offshore pipeline facilities due to Hurricane Ivan. Cost estimates are currently in the $40 to $50 million range with damage assessment still in progress. We expect insurance reimbursement for the cost of the damage with the exception of our share of a $2 million deductible applied on a corporate-wide basis.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs have historically been provided through cash flows from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and as of September 30, 2004, we had a cash advance receivable from El Paso of $1,020 million, classified as a non-current asset in our balance sheet. We believe that cash flows from operating activities will be adequate to meet our short-term capital and debt service requirements for our existing operations, therefore we do not believe we will need to seek repayment of these advances within the next twelve months.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables if demanded. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 5 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements.

     During 2004, El Paso restated its historical financial statements to reflect the accounting impact of revisions to its natural gas and oil reserve estimates and changes in the manner in which it accounted for certain derivative contracts, primarily those related to the hedging of its natural gas production. El Paso believes the restatement of its historical financial statements would have constituted events of default under its revolving credit facility, under which we are eligible to borrow, and various other financings; specifically under the provisions of those agreements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. During 2004, El Paso received a series of waivers on its revolving credit facility and these other financing transactions to address these issues. These waivers continue to be in effect. El Paso also received an extension of time from various lenders until November 30, 2004 to file its second quarter 2004 Form 10-Q which it expects to meet. If El Paso is unable to file its second quarter 2004 Form 10-Q by that date and is not able to negotiate an additional extension of the filing deadline, its revolving credit facility and various other financings could be accelerated. As part of obtaining the waivers, El Paso amended various provisions of the revolving credit facility, including provisions related to events of default and limitations on the ability of El Paso, as well as its subsidiaries, to prepay debt that matures after June 30, 2005. Although we are a party to El Paso's revolving credit facility, we do not have any borrowings or letters of credit outstanding under that facility. See
Item 1, Financial Statements, Note 4, for a further discussion of the revolving credit facility and the potential refinancing of this facility.

     Based upon a review of the covenants contained in our long-term debt agreements, we believe that a default on El Paso's revolving credit facility would not result in an event of default under our debt agreements.

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

     Our cash flows for the nine months ended September 30 were as follows:

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 269   $ 162
Cash flows from investing activities........................   (269)   (162)

  Cash Flows from Operating Activities

     Net cash provided by operating activities was $269 million in 2004 versus $162 million in 2003. This increase was primarily due to changes in assets and liabilities.

  Cash Flows from Investing Activities

     Net cash used in investing activities in 2004 consisted of $179 million in advances to El Paso under its cash management program and $83 million of capital expenditures.

CAPITAL EXPENDITURES

     Our capital expenditures for the nine months ended September 30, 2004 were approximately $83 million. We expect to spend $91 million for the remainder of 2004 for capital expenditures consisting of $17 million to expand the capacity on our system and $74 million for maintenance capital. We expect to fund our capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program.

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

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission from time to time.

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

ITEM 4. CONTROLS AND PROCEDURES

     During 2003, we initiated a project to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), which will apply to us at December 31, 2005. This project entailed a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements, and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. Following the documentation of these processes, we initiated an internal review of "walk-through" of these financial processes by the financial management responsible for those processes to evaluate the design effectiveness of the controls identified to mitigate the risk of material misstatements occurring in our financial statements. We also initiated a detailed process to evaluate the operating effectiveness of our controls over financial reporting. This process involves testing the controls for effectiveness, including a review and inspection of the documentary evidence supporting the operation of the controls on which we are placing reliance. While we have identified areas where our processes and internal controls can be improved, we have not identified any deficiencies we believe, individually or in the aggregate, would constitute a material weakness in our internal controls over financial reporting. As we continue our SOX 404 compliance efforts, we may identify matters which may need to be reported or which may constitute material weaknesses in our internal controls over financial reporting.

     We did not make any changes to our internal controls over financial reporting during the quarter ended September 30, 2004, that have had a material adverse affect or are reasonably likely to have a material adverse effect on our internal controls over financial reporting. However, we have made changes to improve our internal controls during the quarter ended September 30, 2004.

     We also undertook a review of our overall disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, we have concluded that our disclosure controls and procedures were effective at September 30, 2004.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                            TENNESSEE GAS PIPELINE COMPANY

Date: November 12, 2004                        /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

Date: November 12, 2004                            /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

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