Form 10-Q
period 2005-03-31
TENNESSEE GAS PIPELINE CO
filed 2005-05-11
CIK 97142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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
Telephone Number: (713) 420-2600
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
      Common stock, par value $5 per share. Shares outstanding on May 11, 2005: 208
      TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

TENNESSEE GAS PIPELINE COMPANY
TABLE OF CONTENTS

	Caption	Page

	PART I — Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	12
	PART II — Other Information
Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	14
Item 6.	Exhibits	14
	Signatures	15

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
      Below is a list of terms that are common to our industry and used throughout this document:

/d = per day	BBtu = billion British thermal units
     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
     When we refer to “us”, “we”, “our”, or “ours”, we are describing Tennessee Gas Pipeline Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2005	2004

Operating revenues	$205	$228

Operating expenses
Operation and maintenance	75	69
Depreciation, depletion and amortization	40	40
Taxes, other than income taxes	13	12

	128	121

Operating income	77	107
Earnings from unconsolidated affiliate	3	3
Other income, net	1	1
Interest and debt expense	(32)	(31)
Affiliated interest income, net	3	2

Income before income taxes	52	82
Income taxes	20	33

Net income	$32	$49

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $3 in 2005 and 2004	108	103
Affiliates	21	16
Other	11	38
Materials and supplies	23	23
Deferred income taxes	32	34
Other	11	14

Total current assets	206	228

Property, plant and equipment, at cost	3,184	3,180
Less accumulated depreciation, depletion and amortization	449	440

	2,735	2,740
Additional acquisition cost assigned to utility plant, net	2,149	2,159

Total property, plant and equipment, net	4,884	4,899

Other assets
Notes receivable from affiliates	967	930
Investment in unconsolidated affiliate	154	151
Other	39	38

	1,160	1,119

Total assets	$6,250	$6,246

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable
Trade	$39	$73
Affiliates	6	27
Other	14	15
Taxes payable	82	79
Accrued interest	44	25
Contractual deposits	17	20
Other	30	25

Total current liabilities	232	264

Long-term debt	1,598	1,598

Other liabilities
Deferred income taxes	1,235	1,228
Other	206	209

	1,441	1,437

Commitments and contingencies

Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,206	2,206
Retained earnings	773	741

Total stockholder’s equity	2,979	2,947

Total liabilities and stockholder’s equity	$6,250	$6,246

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2005	2004

Cash flows from operating activities
Net income	$32	$49
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	40	40
Deferred income taxes	9	12
Earnings from unconsolidated affiliate, adjusted for cash distributions	(3)	(3)
Asset and liability changes	(5)	18

Net cash provided by operating activities	73	116

Cash flows from investing activities
Additions to property, plant and equipment	(36)	(9)
Net change in affiliate advances	(37)	(107)

Net cash used in investing activities	(73)	(116)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
      We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2005, and for the quarters ended March 31, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
  Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2004 Annual Report on Form 10-K.
  New Accounting Pronouncements Issued But Not Yet Adopted
      As of March 31, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of a significant standard that may impact us.
      Accounting for Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing or amount of settlement of the obligation are uncertain. These conditional obligations were not addressed by Statement of Financial Accounting Standards No. 143, which we adopted on January 1, 2003. FIN No. 47 will require us to accrue a liability when a range of scenarios indicate that the potential timing and settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and have not yet determined the impact, if any, that this pronouncement will have on our financial statements.
2. Credit Facilities
      We are an eligible borrower under El Paso’s $3 billion credit agreement. At March 31, 2005, El Paso had $1.2 billion outstanding under the term loan and $1.4 billion of letters of credit issued under the credit agreement, none of which was borrowed by or issued on behalf of us. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K.
3. Commitments and Contingencies
  Legal Proceedings
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss have been briefed and argued and the parties are awaiting the court’s ruling. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      Will Price (formerly Quinque). We and a number of our affiliates are named defendants in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys’ fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs’ motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied in April 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action petition has since been filed as to the heating content claim. Motions for class certification have been briefed and argued in both proceedings, and the parties are awaiting the court’s ruling. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at March 31, 2005.
  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2005, we had accrued approximately $41 million, including approximately $40 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, and approximately $1 million for related environmental legal costs, which we anticipate incurring through 2027. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability from January 1, 2005 to March 31, 2005 (in millions):

Balance at January 1, 2005	$42
Payments for remediation activities	(1)

Balance at March 31, 2005	$41

      For the remainder of 2005, we estimate that our total remediation expenditures will be approximately $6 million, which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $33 million in the aggregate for the years 2005 through 2009. These expenditures primarily relate to compliance with clean air regulations.
      Polychlorinated Biphenyls (PCB) Cost Recoveries. Pursuant to a consent order executed by us in 1994 with the Environmental Protection Agency (EPA), we have been conducting various remediation activities associated with the presence of PCB and certain hazardous materials at certain of our compressor stations. In May 1995, following negotiations with our customers, we filed an agreement with the Federal Energy Regulatory Commission (FERC) that established a mechanism for recovering a substantial portion of the environmental costs identified in our PCB remediation project. The agreement, which was approved by the FERC in November 1995, provided for a PCB surcharge on firm and interruptible customers’ rates to pay for eligible remediation costs, with these surcharges to be collected over a defined collection period. We have received approval from the FERC to extend the collection period, which is now currently set to expire in June 2006. The agreement also provided for bi-annual audits of eligible costs. As of March 31, 2005, we had pre-collected PCB costs by approximately $127 million. This pre-collected amount will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the difference, plus carrying charges incurred up to the date of the refunds. At March 31, 2005, we have recorded a regulatory liability (included in other non-current liabilities on our balance sheet) of $99 million for our estimated future refund obligations.
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
      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2005, we have estimated our share of the remediation costs at these sites to be approximately $1 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.
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

      Selective Discounting Notice of Inquiry. In November 2004, the FERC issued a Notice of Inquiry (NOI) seeking comments on its policy regarding selective discounting by natural gas pipelines. The FERC seeks comments regarding whether its practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons is appropriate when the discount is given to meet competition from another natural gas pipeline. We, along with several of our affiliated pipelines, filed comments on the NOI in March 2005. The final outcome of this inquiry cannot be predicted with certainty, nor can we be predict the impact that the final rule will have on us.
      While the outcome of our outstanding rates and regulatory matters cannot be predicted with certainty, based on current information, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters, which could have a material effect on our results of operations, our financial position, and our cash flows in the periods these events occur.
Guarantees
      We are involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. See our 2004 Annual Report on Form 10-K for a description of these guarantees. As of March 31, 2005, we had approximately $8 million of both financial and performance guarantees not otherwise reflected in our financial statements.
4. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate
      We have a 50 percent ownership interest in Bear Creek Storage Company. We account for this investment using the equity method of accounting. Summarized income statement information of our proportionate share of the income of this investment for the quarters ended March 31 is as follows:

	2005	2004

	(In millions)
Operating results data:
Operating revenues	$4	$4
Operating expenses	2	2
Income from continuing operations and net income	3	3
  Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. At March 31, 2005 and December 31, 2004, we had advanced $965 million and $928 million to El Paso. The interest rate at March 31, 2005 and December 31, 2004 was 3.5% and 2.0%. This receivable is due upon demand; however, at March 31, 2005 and December 31, 2004, we have classified this advance as a non-current note receivable from affiliates because we do not anticipate settlement within the next twelve months.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have state income taxes receivable of $3 million at March 31, 2005 and $28 million at December 31, 2004, which are included in accounts and notes receivable — other on our balance sheets. We have federal income taxes payable of $55 million at March 31, 2005 and $46 million at December 31, 2004, which are included in taxes payable on our balance sheets. The majority of these balances will become payable to or receivable from El Paso.

      Other Affiliate Balances. The following table shows other balances with our affiliates:

	March 31,	December 31,
	2005	2004

	(In millions)
Accounts receivable	$21	$16
Other current assets	2	2
Non-current note receivable	2	2
Accounts payable	6	27
Contractual deposits	7	7
Other non-current liabilities	1	1
      Affiliate Revenues and Expenses. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2005	2004

	(In millions)
Revenues from affiliates	$5	$5
Operations and maintenance expenses from affiliates	13	12
Reimbursements of operating expenses charged to affiliates	19	16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2004 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. Our business consists of consolidated operations as well as an investment in an unconsolidated affiliate. We exclude interest and debt expense from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investment using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
      The following is a reconciliation of EBIT to net income for the quarters ended March 31:

	2005	2004

	(In millions, except
	volume amounts)
Operating revenues	$205	$228
Operating expenses	(128)	(121)

Operating income	77	107

Earnings from unconsolidated affiliate	3	3
Other income, net	1	1

Other	4	4

EBIT	81	111
Interest and debt expense	(32)	(31)
Affiliated interest income, net	3	2
Income taxes	(20)	(33)

Net income	$32	$49

Throughput volumes (BBtu/d)	5,026	5,385

      The following items contributed to our overall EBIT decrease of $30 million for the quarter ended March 31, 2005 as compared to the same period in 2004:

			EBIT
	Revenue	Expense	Impact

	Favorable/(Unfavorable)
	(In millions)
Resolution in 2004 of measurement dispute at a processing plant serving our system	$(10)	$—	$(10)
Gas not used in operations and other natural gas sales	(3)	(2)	(5)
Completion of regulatory asset collection and regulatory liability amortization in 2004	(2)	—	(2)
Higher benefits and allocation of overhead and shared service costs	—	(7)	(7)
Accruals for employee severance costs in 2004	—	3	3
Other	(8)	(1)	(9)

Total impact on EBIT	$(23)	$(7)	$(30)

      The following provides further discussions of some of the significant items listed above as well as events that may affect our operations in the future.
      Gas Not Used in Operations and Other Natural Gas Sales. The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to recover and dispose of, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not needed for operations results in revenues to us, which are driven by volumes and prices during a given period and are influenced by factors such as system throughput, facility enhancements and the ability to operate the systems in the most efficient and safe manner. We anticipate that this area of our business will continue to vary in the future and will be impacted by things such as rate actions, efficiency of our pipeline operations, natural gas prices and other factors.
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
Income Taxes

	Quarter Ended
	March 31,

	2005	2004

	(In millions,
	except for rates)
Income taxes	$20	$33
Effective tax rate	38%	40%
      Our effective tax rates were different than the statutory rate of 35 percent, primarily due to the effect of state income taxes and the expiration of certain state net operating loss carryovers in 2004.
Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to

us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At March 31, 2005, we had a cash advance receivable from El Paso of $965 million as a result of this program. This receivable is due upon demand; however, we do not anticipate settlement within the next twelve months. At March 31, 2005, this receivable was classified as a non-current note receivable from affiliates on our balance sheet. In addition to El Paso’s cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which we and our interest in Bear Creek Storage Company are pledged as collateral. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital and debt service requirements for our existing operations.
Capital Expenditures
      Our capital expenditures for the quarter ended March 31, 2005 were approximately $36 million. We expect to spend $170 million for the remainder of 2005 for capital expenditures, consisting of $47 million to expand the capacity on our system, $118 million for maintenance capital and $5 million to repair damage caused by Hurricane Ivan in 2004. We expect to fund our maintenance and expansion capital expenditures through internally generated funds and/or by recovering some of the amounts advanced to El Paso under its cash management program, if necessary.
Commitments and Contingencies
      See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      This Report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements.
      With this in mind, you should consider the risks discussed elsewhere in this Report and other documents we file with the Securities and Exchange Commission from time to time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures
Material Weaknesses Previously Disclosed
      As discussed in our 2004 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2004, over (1) access to financial application programs and data in certain information technology environments, and (2) identification, capture and communication of financial data used in accounting for non-routine transactions or activities. The remedial actions implemented in the first quarter of 2005 related to these material weaknesses are described below.
Evaluation of Disclosure Controls and Procedures
      As of March 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the President and CFO, as appropriate, to allow timely discussion regarding required financial disclosure.
      Based on the results of this evaluation, our President and CFO concluded that as a result of the material weaknesses discussed above, our disclosure controls and procedures were not effective as of March 31, 2005. Because of these material weaknesses, we performed additional procedures to ensure that our financial statements as of and for the quarter ended March 31, 2005, were fairly presented in all material respects in accordance with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
      During the first quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes;

•	Developed a segregation of duties matrix for our primary financial system that documents existing role assignments; and

•	Implemented an accounting policy that requires a higher level of review of non-routine transactions.
      We have identified other remedial actions to improve our internal control over financial reporting that are in the process of being implemented. In addition, we are continuing to evaluate the ongoing effectiveness and sustainability of the changes we have made in our internal control and, as a result of our ongoing evaluation, we may identify additional changes to improve our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 3. Defaults Upon Senior Securities
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 5. Other Information
      None.
Item 6. Exhibits
      Each exhibit identified below is filed as a part of this Report. Exhibits not incorporated by reference to a prior filing are designated by an “*”. Exhibits designated by “**” are furnished with this filing pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, Tennessee Gas Pipeline Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNESSEE GAS PIPELINE COMPANY
Date: May 11, 2005

/s/ Stephen C. Beasley

Stephen C. Beasley
President
(Principal Executive Officer)
Date: May 11, 2005

/s/ Greg G. Gruber

Greg G. Gruber
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

TENNESSEE GAS PIPELINE COMPANY
EXHIBIT INDEX
      Each exhibit identified below is filed as a part of this Report. Exhibits not incorporated by reference to a prior filing are designated by an “*”. Exhibits designated by “**” are furnished with this filing pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.