Form 10-Q
period 2005-06-30
TENNESSEE GAS PIPELINE CO
filed 2005-08-08
CIK 97142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
      Common stock, par value $5 per share. Shares outstanding on August 5, 2005: 208
      TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues	$182	$179	$387	$407

Operating expenses
Operation and maintenance	83	64	158	133
Depreciation, depletion and amortization	40	40	80	80
Taxes, other than income taxes	14	13	27	25

	137	117	265	238

Operating income	45	62	122	169
Earnings from unconsolidated affiliate	4	3	7	6
Other income, net	1	1	2	2
Interest and debt expense	(33)	(33)	(65)	(64)
Affiliated interest income, net	4	2	7	4

Income before income taxes	21	35	73	117
Income taxes	8	14	28	47

Net income	$13	$21	$45	$70

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2005 and $3 in 2004	90	103
Affiliates	19	16
Other	4	38
Materials and supplies	23	23
Deferred income taxes	27	34
Other	10	14

Total current assets	173	228

Property, plant and equipment, at cost	3,275	3,180
Less accumulated depreciation, depletion and amortization	472	440

	2,803	2,740
Additional acquisition cost assigned to utility plant, net	2,139	2,159

Total property, plant and equipment, net	4,942	4,899

Other assets
Notes receivable from affiliates	1,012	930
Investment in unconsolidated affiliate	158	151
Other	42	38

	1,212	1,119

Total assets	$6,327	$6,246

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable
Trade	$84	$73
Affiliates	20	27
Other	13	15
Taxes payable	92	79
Accrued interest	24	25
Contractual deposits	19	20
Other	17	25

Total current liabilities	269	264

Long-term debt	1,599	1,598

Other liabilities
Deferred income taxes	1,256	1,228
Other	210	209

	1,466	1,437

Commitments and contingencies

Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,207	2,206
Retained earnings	786	741

Total stockholder’s equity	2,993	2,947

Total liabilities and stockholder’s equity	$6,327	$6,246

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

Cash flows from operating activities
Net income	$45	$70
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	80	80
Deferred income taxes	18	12
Earnings from unconsolidated affiliate	(7)	(6)
Asset and liability changes	15	13

Net cash provided by operating activities	151	169

Cash flows from investing activities
Additions to property, plant and equipment	(70)	(39)
Net change in affiliate advances	(82)	(131)
Other	1	1

Net cash used in investing activities	(151)	(169)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
      We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2005, and for the quarters and six months ended June 30, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
  Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2004 Annual Report on Form 10-K.
  New Accounting Pronouncements Issued But Not Yet Adopted
      As of June 30, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.
      Accounting for Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing and/or amount of settlement of the obligation are uncertain. These conditional obligations were not addressed by Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which we adopted on January 1, 2003. FIN No. 47 will require us to accrue a liability when a range of scenarios indicate that the potential timing and/or settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and have not yet determined the impact, if any, that this pronouncement will have on our financial statements.
      Accounting for Pipeline Integrity Costs. In June 2005, the Federal Energy Regulatory Commission (FERC) issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we would be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $7 million to $14 million annually.
2. Credit Facilities
      We are an eligible borrower under El Paso’s $3 billion credit agreement. At June 30, 2005, El Paso had $1.2 billion outstanding under the term loan and $1.4 billion of letters of credit issued under the credit agreement, none of which was borrowed by or issued on behalf of us. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K.

3. Commitments and Contingencies
  Legal Proceedings
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff in this case seeks royalties, along with interest, expenses, and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. In May 2005, the representative issued its recommendation, which if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of the suit against us. If the district court judge adopts the representative’s recommendation, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at June 30, 2005.
  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2005, we had accrued approximately $40 million, including approximately $39 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, and approximately $1 million for related environmental legal costs. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability from January 1, 2005 to June 30, 2005 (in millions):

Balance at January 1, 2005	$42
Payments for remediation activities	(2)

Balance at June 30, 2005	$40

      For the remainder of 2005, we estimate that our total remediation expenditures will be approximately $3 million, which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $31 million in the aggregate for the years 2005 through 2009. These expenditures primarily relate to compliance with clean air regulations.
      Polychlorinated Biphenyls (PCB) Cost Recoveries. Pursuant to a consent order executed by us in May 1994 with the Environmental Protection Agency (EPA), we have been conducting various remediation activities at certain of our compressor stations associated with the presence of PCB and certain other hazardous materials. In May 1995, following negotiations with our customers, we filed an agreement with FERC that established a mechanism for recovering a substantial portion of the environmental costs identified in our PCB remediation project. The agreement, which was approved by the FERC in November 1995, provided for a PCB surcharge on firm and interruptible customers’ rates to pay for eligible remediation costs, with these surcharges to be collected over a defined collection period. We have received approval from the FERC to extend the collection period, which is now currently set to expire in June 2006. The agreement also provided for bi-annual audits of eligible costs. As of June 30, 2005, we had pre-collected PCB costs of approximately $129 million. This pre-collected amount will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the difference, plus carrying charges incurred up to the date of the refunds. At June 30, 2005, we have recorded a regulatory liability (included in other non-current liabilities on our balance sheet) of approximately $102 million for our estimated future refund obligations.
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
      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2005, we have estimated our share of the remediation costs at these sites to be approximately $1 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.
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
  Rates and Regulatory Matters
      Selective Discounting Notice of Inquiry. In November 2004, the FERC issued a Notice of Inquiry seeking comments on its policy regarding selective discounting by natural gas pipelines. In May 2005, the FERC issued an order reaffirming its prior practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons when the discount is given to meet competition from another natural gas pipeline.
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
Guarantees
      We are involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. See our 2004 Annual Report on Form 10-K for a description of these guarantees. As of June 30, 2005, we had approximately $8 million of both financial and performance guarantees not otherwise reflected in our financial statements.
4. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate
      We have a 50 percent ownership interest in Bear Creek Storage Company. We account for this investment using the equity method of accounting. Summarized income statement information of our proportionate share of the income of this investment for the periods ended June 30 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Operating results data:
Operating revenues	$5	$5	$9	$9
Operating expenses	2	2	4	4
Income from continuing operations and net income	4	2	7	4
  Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. At June 30, 2005 and December 31, 2004, we had advanced to El Paso $1,010 million and $928 million. The interest rate was 4.3% at June 30, 2005 and 2.0% at December 31, 2004. This receivable is due upon demand; however, at June 30, 2005 and December 31, 2004, we have classified this receivable as non-current because we do not anticipate settlement within the next twelve months.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have state income taxes receivable of $28 million at December 31, 2004, which are included in accounts and notes receivable — other on our balance sheets. We have income taxes payable of $57 million at June 30, 2005 and $46 million at December 31, 2004, which are included in taxes payable on our balance sheets. The majority of these balances will become payable to or receivable from El Paso.
      Other Affiliate Balances. The following table shows other balances with our affiliates:

	June 30,	December 31,
	2005	2004

	(In millions)
Other current assets	$2	$2
Non-current note receivable	2	2
Contractual deposits	7	7
Other non-current liabilities	1	1
      Affiliate Revenues and Expenses. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We also allocated costs to our pipeline affiliates associated with their share of pipeline services. The following table shows revenues and charges from our affiliates for the periods ended June 30:

			Six Months
	Quarter Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Revenues from affiliates	$7	$6	$12	$11
Operations and maintenance expenses from affiliates	14	10	27	22
Reimbursements of operating expenses charged to affiliates	20	20	39	36

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2004 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. Our business consists of consolidated operations as well as an investment in an unconsolidated affiliate. We exclude interest from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investment using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
      The following is a reconciliation of EBIT to net income for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except volume amounts)
Operating revenues	$182	$179	$387	$407
Operating expenses	(137)	(117)	(265)	(238)

Operating income	45	62	122	169

Earnings from unconsolidated affiliate	4	3	7	6
Other income, net	1	1	2	2

Other	5	4	9	8

EBIT	50	66	131	177
Interest and debt expense	(33)	(33)	(65)	(64)
Affiliated interest income, net	4	2	7	4
Income taxes	(8)	(14)	(28)	(47)

Net income	$13	$21	$45	$70

Throughput volumes (BBtu/d)	4,315	4,321	4,668	4,853

      The following items contributed to our overall EBIT decrease of $16 million and $46 million for the quarter and six months ended June 30, 2005 as compared to the same periods in 2004:

	Quarter Ended				Six Months Ended
	June 30,				June 30,

				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Resolution in 2004 of measurement dispute at a processing plant serving our system	$—	$—	$—	$—	$(10)	$—	$—	$(10)
Gas not used in operations and other natural gas sales	2	—	—	2	(1)	(2)	—	(3)
Higher electric compression costs	—	(3)	—	(3)	—	(4)	—	(4)
Completion of regulatory asset collection and regulatory liability amortization in 2004	(2)	—	—	(2)	(3)	—	—	(3)
Higher benefits and allocation of overhead and shared service costs	—	(7)	—	(7)	—	(12)	—	(12)
Higher other operating costs	—	(2)	—	(2)	—	(5)	—	(5)
Other(1)	3	(8)	1	(4)	(6)	(4)	1	(9)

Total impact on EBIT	$3	$(20)	$1	$(16)	$(20)	$(27)	$1	$(46)

(1)	Consists of individual insignificant items.
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
      Allocated Costs. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. During the quarter and six months ended June 30, 2005, we were allocated higher costs than the same periods in 2004, primarily due to an increase in El Paso’s benefits accrued under its retirement plan and higher legal, insurance and professional fees. In addition, we were allocated a larger percentage of El Paso’s total corporate costs due to the significance of our asset base and earnings to the overall El Paso asset base and earnings.
      Accounting for Pipeline Integrity Costs. In June 2005, the FERC issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we would be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $7 million to $14 million annually.
Affiliated Interest Income, Net

Second Quarter 2005 Compared to Second Quarter 2004
      Affiliated interest income, net for the quarter ended June 30, 2005, was $2 million higher than the same period in 2004. The average advance balance due from El Paso of $499 million for the second quarter of 2004 decreased to $451 million in 2005. However, the average short-term interest rates for the second quarter increased from 2.3% in 2004 to 4.0% in 2005.

Six Months Ended 2005 Compared to Six Months Ended 2004
      Affiliated interest income, net for the six months ended June 30, 2005, was $3 million higher than the same period in 2004. The average advance balance due from El Paso of $415 million for the six months of 2004 increased to $450 million in 2005. In addition, the average short-term interest rates increased from 2.5% in 2004 to 3.5% in 2005.
Income Taxes

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except for rates)
Income taxes	$8	$14	$28	$47
Effective tax rate	38%	40%	38%	40%
      Our effective tax rates were different than the statutory rate of 35 percent in all periods, primarily due to the effect of state income taxes in 2005 and the expiration of certain state net operating loss carryovers in 2004.
Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At June 30, 2005, we had a cash advance receivable from El Paso of $1,010 million as a result of this program. This receivable is due upon demand; however, we do not anticipate settlement within the next twelve months. At June 30, 2005, this receivable was classified as a non-current note receivable from affiliates on our balance sheet. In addition to El Paso’s cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which we and our interest in Bear Creek Storage Company are pledged as collateral. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital and debt service requirements for our existing operations.
Capital Expenditures
      Our capital expenditures for the six months ended June 30, 2005 were approximately $70 million. We expect to spend $182 million for the remainder of 2005 for capital expenditures, consisting of $44 million to expand the capacity on our system, $113 million for maintenance capital and $25 million to repair damage caused by Hurricane Ivan in 2004. We expect an insurance reimbursement for a majority of the cost associated with Hurricane Ivan. We expect to fund our maintenance and expansion capital expenditures through internally generated funds and/or by recovering some of the amounts advanced to El Paso under its cash management program, if necessary.
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
Material Weaknesses Previously Disclosed
      As discussed in our 2004 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2004, over (1) access to financial application programs and data in certain information technology environments, and (2) identification, capture and communication of financial data used in accounting for non-routine transactions or activities. The remedial actions implemented in 2005 related to these material weaknesses are described below.
Evaluation of Disclosure Controls and Procedures
      As of June 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). As discussed below, we have made various changes in our internal controls which we believe remediate the material weaknesses previously identified by the company. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures and based upon our reliance on these revised internal controls, management, including our President and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Control Over Financial Reporting
      During the first quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes;

•	Developed a segregation of duties matrix for our primary financial system that documents existing role assignments; and

•	Implemented an accounting policy that requires a higher level of review of non-routine transactions.
      During the second quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Performed an in-depth analysis of the company’s primary financial accounting system to examine existing functional access to identify any potentially incompatible duties.

•	Enhanced the segregation of duties matrix for our primary financial accounting system based on the in-depth analysis of user access.

•	Modified the primary financial accounting system to eliminate or modify potentially conflicting functionality.

•	Implemented a process to evaluate all new user access requests against segregation of duties matrices to ensure no new conflicts are created for our applications described above.

•	Separated security administration rights from system update capabilities for our applications described above.

•	Implemented monitoring procedures to monitor activities of security administration roles for our applications described above.

•	Improved communications to establish the expectation that non-routine transactions must be communicated to ensure timely identification and thorough review of transactions.

•	Established periodic business unit meetings to discuss and review non-routine transactions.
      We believe that the changes in our internal controls described above have remediated the material weaknesses. Our testing and evaluation of the operating effectiveness and sustainability of the changes in internal controls has not been completed at this time. As a result, we may identify additional changes that are required to remediate or improve our internal controls over financial reporting.

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

TENNESSEE GAS PIPELINE COMPANY
Date: August 5, 2005

/s/ Stephen C. Beasley

Stephen C. Beasley
Chairman of the Board and President
(Principal Executive Officer)
Date: August 5, 2005

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