Form 10-Q
period 2005-09-30
TENNESSEE GAS PIPELINE CO
filed 2005-11-07
CIK 97142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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
Telephone Number: (713) 420-2600
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
      Common stock, par value $5 per share. Shares outstanding on November 4, 2005: 208
      TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

TENNESSEE GAS PIPELINE COMPANY
TABLE OF CONTENTS

	Caption	Page

	PART I — Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	13
	PART II — Other Information
Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	15
Item 6.	Exhibits	15
	Signatures	16

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
      Below is a list of terms that are common to our industry and used throughout this document:

/d = per day
BBtu = billion British thermal units	Bcf = billion cubic feet
     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
     When we refer to “us”, “we”, “our”, or “ours”, we are describing Tennessee Gas Pipeline Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenues	$178	$166	$565	$573

Operating expenses
Operation and maintenance	75	64	233	197
Depreciation, depletion and amortization	41	41	121	121
Taxes, other than income taxes	13	14	40	39

	129	119	394	357

Operating income	49	47	171	216
Earnings from unconsolidated affiliate	4	3	11	9
Other income, net	1	1	3	3
Interest and debt expense	(33)	(33)	(98)	(97)
Affiliated interest income, net	8	4	15	8

Income before income taxes	29	22	102	139
Income taxes	12	9	40	56

Net income	$17	$13	$62	$83

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2005 and $3 in 2004	111	103
Affiliates	15	16
Other	5	38
Materials and supplies	22	23
Deferred income taxes	13	34
Other	31	14

Total current assets	197	228

Property, plant and equipment, at cost	3,270	3,180
Less accumulated depreciation, depletion and amortization	503	440

	2,767	2,740
Additional acquisition cost assigned to utility plant, net	2,129	2,159

Total property, plant and equipment, net	4,896	4,899

Other assets
Notes receivable from affiliates	1,156	930
Investment in unconsolidated affiliate	98	151
Other	40	38

	1,294	1,119

Total assets	$6,387	$6,246

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable
Trade	$94	$73
Affiliates	26	27
Other	15	15
Taxes payable	87	79
Accrued interest	44	25
Contractual deposits	20	20
Other	22	25

Total current liabilities	308	264

Long-term debt	1,599	1,598

Other liabilities
Deferred income taxes	1,260	1,228
Other	210	209

	1,470	1,437

Commitments and contingencies

Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,207	2,206
Retained earnings	803	741

Total stockholder’s equity	3,010	2,947

Total liabilities and stockholder’s equity	$6,387	$6,246

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Cash flows from operating activities
Net income	$62	$83
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	121	121
Deferred income taxes	42	15
Earnings from unconsolidated affiliate, adjusted for cash distributions	53	(9)
Asset and liability changes	67	59

Net cash provided by operating activities	345	269

Cash flows from investing activities
Additions to property, plant and equipment	(121)	(83)
Net change in affiliate advances	(226)	(179)
Other	2	(7)

Net cash used in investing activities	(345)	(269)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
      We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2005, and for the quarters and nine months ended September 30, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
  New Accounting Pronouncements Issued But Not Yet Adopted
      As of September 30, 2005, there were several accounting standards and interpretations that have not yet been adopted by us. Below is a discussion of significant standards that may impact us.
      Accounting for Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing and/or amount of settlement of the obligation are uncertain. These conditional obligations were not addressed by Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which we adopted on January 1, 2003. FIN No. 47 will require us to accrue a liability when a range of scenarios indicate that the potential timing and/or settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and do not believe that this pronouncement will have a material impact on our financial statements.
      Accounting for Pipeline Integrity Costs. In June 2005, the Federal Energy Regulatory Commission (FERC) issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $7 million to $14 million annually.
2. Debt and Credit Facilities
  Debt
      The holders of our $300 million, 7.0% debentures due in March 2027, have the option to require us to redeem their debentures at par value on March 15, 2007, together with accrued and unpaid interest. In addition, we have the ability to call $726 million of our bonds at our sole discretion, and an additional $300 million in 2007. If we were to exercise our option to call these bonds, we would be obligated to pay principal, accrued interest and a make-whole premium to redeem the debt. At this time, we have no intent to call this debt.

  Credit Facilities
      We are an eligible borrower under El Paso’s $3 billion credit agreement. At September 30, 2005, El Paso had $1.2 billion outstanding under the term loan, none of which was borrowed by us and $1.6 billion of letters of credit issued under the credit agreement. We have no letter of credit obligations under this facility. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K.
3. Commitments and Contingencies
  Legal Proceedings
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff seeks royalties, along with interest, expenses, and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. In May 2005, the representative issued its recommendation, which if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of the suit against us. If the district court judge adopts the representative’s recommendation, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      Hurricane Litigation. We have been named in two class action petitions for damages filed in the United States District Court for the Eastern District of Louisiana against all oil and gas pipeline and production companies that dredged pipeline canals, installed transmission lines or drilled for oil and gas in the marshes of coastal Louisiana. The lawsuits, George Barasich, et al. v. Columbia Gulf Transmission Company, et al. and Charles Villa Jr., et al. v. Columbia Gulf Transmission Company, et al. assert that the defendants caused erosion and land loss which destroyed critical protection against hurricane surges and winds and was a substantial cause of the loss of life and destruction of property. The first lawsuit alleges damages associated with Hurricane Katrina. The second lawsuit alleges damages associated with Hurricanes Katrina and Rita. Our costs and legal exposures related to these lawsuits and claims are not currently determinable.
      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at September 30, 2005.
  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2005, we had accrued approximately $38 million, including approximately $37 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, and approximately $1 million for related environmental legal costs. Our accrual was based on the most likely outcome that can be reasonably estimated. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
      Below is a reconciliation of our accrued liability from January 1, 2005 to September 30, 2005 (in millions):

Balance at January 1, 2005	$42
Payments for remediation activities	(4)

Balance at September 30, 2005	$38

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
      Polychlorinated Biphenyls (PCB) Cost Recoveries. Pursuant to a consent order executed by us in May 1994 with the Environmental Protection Agency (EPA), we have been conducting various remediation activities at certain of our compressor stations associated with the presence of PCB and certain other hazardous materials. In May 1995, following negotiations with our customers, we filed an agreement with the FERC that established a mechanism for recovering a substantial portion of the environmental costs identified in our PCB remediation project. The agreement, which was approved by the FERC in November 1995, provided for a PCB surcharge on firm and interruptible customers’ rates to pay for eligible remediation costs, with these surcharges to be collected over a defined collection period. We have received approval from the FERC to extend the collection period, which is now currently set to expire in June 2006. The agreement also provided for bi-annual audits of eligible costs. As of September 30, 2005, we had pre-collected PCB costs of approximately $130 million. This pre-collected amount will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the difference, plus carrying charges incurred up to the date of the refunds. At September 30, 2005, we have recorded a regulatory liability (included in other non-current liabilities on our balance sheet) of approximately $104 million for our estimated future refund obligations.
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

      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2005, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.
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
Guarantees
      We are involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. See our 2004 Annual Report on Form 10-K for a description of these guarantees. As of September 30, 2005, we had approximately $8 million of both financial and performance guarantees not otherwise reflected in our financial statements.
4. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate
      We have a 50 percent ownership interest in Bear Creek Storage Company (Bear Creek). We account for this investment using the equity method of accounting. Summarized income statement information of our proportionate share of the income of this investment for the periods ended September 30 is as follows:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Operating results data:
Operating revenues	$4	$4	$13	$13
Operating expenses	1	2	5	6
Income from continuing operations and net income	4	3	11	9
      For the nine months ended September 30, 2005, we received $64 million in dividends from Bear Creek. In September 2005, we loaned these dividends to El Paso through a demand note receivable at a variable interest rate. Although this receivable is due upon demand, we have classified it as non-current because we do not anticipate settlement within the next twelve months.

  Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. At September 30, 2005 and December 31, 2004, we had advanced to El Paso $1,090 million and $928 million. The interest rate was 4.9% at September 30, 2005 and 2.0% at December 31, 2004. This receivable is due upon demand; however, at September 30, 2005 and December 31, 2004, we have classified this receivable as non-current because we do not anticipate settlement within the next twelve months.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have state income taxes receivable of $28 million at December 31, 2004, included in accounts and notes receivable — other on our balance sheets. We also have income taxes payable of $50 million at September 30, 2005 and $46 million at December 31, 2004, included in taxes payable on our balance sheets. The majority of these balances will become payable to or receivable from El Paso.
      Other Affiliate Balances. The following table shows other balances with our affiliates arising in the ordinary course of business:

	September 30,	December 31,
	2005	2004

	(In millions)
Other current assets	$—	$2
Non-current note receivable	66	2
Contractual deposits	7	7
Other non-current liabilities	1	1
      In the third quarter of 2004, we acquired assets from our affiliate with a net book value of $8 million.
      Affiliate Revenues and Expenses. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We also allocate costs to our pipeline affiliates for their share of pipeline services. The following table shows revenues and charges from our affiliates for the periods ended September 30:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Revenues from affiliates	$7	$4	$19	$15
Operations and maintenance expenses from affiliates	15	13	42	35
Reimbursements of operating expenses charged to affiliates	20	20	59	56

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2004 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. Our business consists of consolidated operations as well as an investment in an unconsolidated affiliate. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and unconsolidated investment using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the periods ended September 30:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except volume amounts)
Operating revenues	$178	$166	$565	$573
Operating expenses	(129)	(119)	(394)	(357)

Operating income	49	47	171	216

Earnings from unconsolidated affiliate	4	3	11	9
Other income, net	1	1	3	3

Other	5	4	14	12

EBIT	54	51	185	228
Interest and debt expense	(33)	(33)	(98)	(97)
Affiliated interest income, net	8	4	15	8
Income taxes	(12)	(9)	(40)	(56)

Net income	$17	$13	$62	$83

Throughput volumes (BBtu/d)	4,146	3,858	4,492	4,520

      The following items contributed to our overall EBIT increase of $3 million for the quarter ended September 30, 2005 and decrease of $43 million for the nine months ended September 30, 2005 as compared to the same periods in 2004:

	Quarter Ended				Nine Months Ended
	September 30,				September 30,

				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations and other natural gas sales	$12	$—	$—	$12	$11	$(2)	$—	$9
Resolution in 2004 of measurement dispute at a processing plant serving our system	—	—	—	—	(10)	—	—	(10)
Higher electric compression costs	—	—	—	—	—	(5)	—	(5)
Completion of regulatory asset collection and regulatory liability amortization in 2004	(1)	—	—	(1)	(4)	—	—	(4)
Higher benefits and allocation of overhead and shared service costs	—	(5)	—	(5)	—	(19)	—	(19)
Higher operating costs	—	(7)	—	(7)	—	(12)	—	(12)
Other(1)	1	2	1	4	(5)	1	2	(2)

Total impact on EBIT	$12	$(10)	$1	$3	$(8)	$(37)	$2	$(43)

(1)	Consists of individually insignificant items.
     The following provides further discussions of some of the significant items listed above as well as events that may affect our operations in the future.
      Gas Not Used in Operations and Other Natural Gas Sales. The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to retain and dispose of, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not needed for operations results in revenues to us, which we recognize when volumes are retained. The financial impact of gas not needed for operations is driven by volumes and prices during a given period and influenced by factors such as system throughput, facility enhancements and the ability to operate the systems in the most efficient and safe manner. We anticipate that this area of our business will continue to vary in the future and will be impacted by things such as rate actions, efficiency of our pipeline operations, natural gas prices and other factors.
      Allocated Costs. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We allocate costs to our pipeline affiliates for their share of pipeline services. During the quarter and nine months ended September 30, 2005, we were allocated higher costs than the same periods in 2004, primarily due to an increase in El Paso’s benefits accrued under its retirement plan and higher legal, insurance and professional fees. In addition, we were allocated a larger percentage of El Paso’s total corporate costs due to the relationship of our asset base and earnings to El Paso’s overall asset base and earnings.
      Higher Operating Costs. During the quarter and nine months ended September 30, 2005, we incurred higher costs for compressor engine repairs, preventative maintenance, lowering of lines and pipeline integrity testing.
      Accounting for Pipeline Integrity Costs. In June 2005, the FERC issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $7 million to $14 million annually.

      Other. Hurricanes Katrina and Rita had substantial impacts on offshore producers in the Gulf of Mexico Region resulting in the shut-in of a significant portion of offshore production in the affected areas. Hurricane Katrina resulted in the initial shut-in of approximately 1.1 Bcf/d on our pipeline system. Prior to Hurricane Rita, we had approximately 0.7 Bcf/d of natural gas supply shut-in. Hurricane Rita resulted in an incremental reduction in supply of approximately 1.2 Bcf/d on our system. Currently, we have approximately 1.2 Bcf/d of natural gas shut-in on our pipeline system. The timing of these volumes becoming available is dependent on the completion of pipeline and compressor station repairs, the ongoing evaluation of producers’ platforms upstream of our pipelines, and potential processing constraints if third-party processing facilities are not available. Through September 2005, we did not experience a significant decrease in EBIT as a result of these hurricanes. However, we anticipate that the hurricanes will adversely affect our results in the fourth quarter of 2005, the impact of which is currently estimated to be in the range of $20 million to $40 million on our EBIT, because of their impact on gas not used in operations, certain usage revenues, potential unreimbursed repair costs, increased operating costs and potential lost revenues associated with reductions in service. The adverse effect on our results may continue into early 2006.
Affiliated Interest Income, Net

Third Quarter 2005 Compared to Third Quarter 2004
      Affiliated interest income, net for the quarter ended September 30, 2005, was $4 million higher than the same period in 2004 due primarily to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances due from El Paso of $580 million for the third quarter of 2004 increased to $671 million in 2005. In addition, the average short-term interest rates for the third quarter increased from 2.5% in 2004 to 4.5% in 2005.

Nine Months Ended 2005 Compared to Nine Months Ended 2004
      Affiliated interest income, net for the nine months ended September 30, 2005, was $7 million higher than the same period in 2004 due primarily to higher average advances to El Paso under its cash management program and higher average short-term interest rates in 2005. The average advances due from El Paso of $472 million for the nine months of 2004 increased to $538 million in 2005. In addition, the average short-term interest rates increased from 2.5% in 2004 to 3.8% in 2005.
Income Taxes

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except for rates)
Income taxes	$12	$9	$40	$56
Effective tax rate	41%	41%	39%	40%
      Our effective tax rates were higher than the statutory rate of 35 percent for all periods, primarily due to the effect of state income taxes in 2005 and the expiration of certain state net operating loss carryovers in 2004.
Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At September 30, 2005, we had a cash advance receivable from El Paso of $1,090 million as a result of this program. This receivable is due upon demand; however, we do not anticipate settlement within the next twelve months. At September 30, 2005, this receivable was classified as a non-current note receivable from affiliates on our balance sheet. In addition to El Paso’s cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our common stock and our interest in Bear Creek are pledged as collateral. We also have a $64 million note receivable from El Paso for dividends received from Bear Creek. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital and debt service requirements for our existing operations.
Capital Expenditures
      Our capital expenditures for the nine months ended September 30, 2005 were approximately $121 million. We expect to spend $120 million for the remainder of 2005 for capital expenditures, consisting of $34 million to expand the capacity on our system, $66 million for maintenance capital and $20 million to repair damage caused by Hurricane Ivan in 2004. We expect to fund our maintenance and expansion capital expenditures through internally generated funds and/or by recovering some of the amounts advanced to El Paso under its cash management program, if necessary.
      We continue to assess the damage caused by Hurricanes Katrina and Rita in the third quarter of 2005, and currently estimate the cost of repairs to be approximately $191 million. We have received a $20 million partial insurance reimbursement for the costs associated with Hurricane Ivan, and expect to receive insurance reimbursements for a majority of the remaining costs associated with this hurricane. We believe that substantially all of the costs associated with Hurricanes Katrina and Rita will be covered by insurance. However, we are part of a mutual insurance company that is subject to certain aggregate loss limits by event. If these aggregate event loss limits are met based on the industry-wide damage caused by Hurricanes Katrina and Rita, we may not receive some of these insurance recoveries, which could adversely impact our liquidity or financial results. In addition, the timing of our replacements of the damaged property and equipment may differ from the related insurance reimbursement, which could have an impact on our liquidity from period to period.
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
Evaluation of Disclosure Controls and Procedures
      As of September 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As discussed below, we have made various changes in our internal controls which we believe remediate the material weaknesses previously identified by the Company. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures and based upon our reliance on these revised internal controls, management, including our President and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Control Over Financial Reporting
      During the first six months of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes;

•	Performed an in-depth analysis of our primary financial accounting system to examine existing functional access to identify any potentially incompatible duties and developed an enhanced segregation of duties matrix based on this analysis;

•	Modified our primary financial accounting system to eliminate or modify potentially conflicting functionality;

•	Implemented a process to evaluate all new user access requests against segregation of duties matrices to ensure no new conflicts are created for our applications described above;

•	Separated security administration rights from system update capabilities for our applications described above; and

•	Implemented monitoring procedures to monitor activities of security administration roles for our applications described above;

•	Formalized, issued and implemented various accounting policies including an accounting policy that requires a higher level of review of non-routine transactions; and

•	Developed and improved processes to ensure adequate communication between commercial and accounting personnel to allow for the complete and timely identification, communication and review of information required to record non-routine transactions.
      During the third quarter of 2005, we also implemented various changes in our internal control over financial reporting, including:

•	Conducted training on company-wide accounting policies;

•	Improved our procedures for managing information systems changes; and

•	Enhanced the automated controls over the preparation and posting of journal entries.
      We believe that the changes in our internal controls described above have remediated the material weaknesses identified in connection with our assessment of internal controls as of December 31, 2004. Our testing and evaluation of the operating effectiveness and sustainability of many of the changes in internal controls have not been completed at this time. As a result, we may identify additional changes that are required to remediate or improve our internal control over financial reporting.

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
Item 5. Other Information
      None.
Item 6. Exhibits
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. Exhibits designated by “**” are furnished with this Report pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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
Date: November 4, 2005

/s/ STEPHEN C. BEASLEY

Stephen C. Beasley
Chairman of the Board and President
(Principal Executive Officer)
Date: November 4, 2005

/s/ GREG G. GRUBER

Greg G. Gruber
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

TENNESSEE GAS PIPELINE COMPANY
EXHIBIT INDEX
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. Exhibits designated by “**” are furnished with this Report pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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