Form 10-K
period 2005-12-31
TENNESSEE GAS PIPELINE CO
filed 2006-03-07
CIK 97142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
      ☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Telephone number: (713) 420-2600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☑
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         Yes  ☑  No  ☐
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  ☑  No  ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
         Large accelerated filer  ☐                               Accelerated filer  ☐                               Non-accelerated filer  ☑
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
    State the aggregate market value of the voting stock held by non-affiliates of the registrant: None
    Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
    Common Stock, par value $5 per share. Shares outstanding on March 3, 2006: 208
    TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION I(1)(a) AND (b) TO FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.
Documents Incorporated by Reference: None

TENNESSEE GAS PIPELINE COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
      Below is a list of terms that are common to our industry and used throughout this document:

/d	=	per day
BBtu	=	billion British thermal units
Bcf	=	billion cubic feet
LNG	=	liquefied natural gas
MDth	=	thousand dekatherms
MMcf	=	million cubic feet
      When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
      When we refer to “us”, “we”, “our”, “ours”, or “TGP”, we are describing Tennessee Gas Pipeline Company and/or our subsidiaries.

i

PART I
ITEM 1. BUSINESS
Overview and Strategy
      We are a Delaware corporation incorporated in 1947, and a wholly owned indirect subsidiary of El Paso Corporation (El Paso). Our primary business consists of the interstate transportation and storage of natural gas. We conduct our business activities through our natural gas pipeline system and storage facilities as discussed below.
      Our pipeline system and storage facilities operate under tariffs approved by the Federal Energy Regulatory Commission (FERC) that establish rates, cost recovery mechanisms, terms and conditions of service to our customers. The fees or rates established under our tariffs are a function of our costs of providing services to our customers, including a reasonable return on our invested capital. Our revenues from transportation and storage consist of two types of revenues:
      Reservation revenues. Reservation revenues are from customers (referred to as firm customers) that reserve capacity on our pipeline system and storage facilities. These firm customers are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts.
      Usage revenues. Usage revenues are from both firm customers and interruptible customers (those without reserved capacity) who pay usage charges and provide fuel in-kind based on the volume of gas actually transported, stored, injected or withdrawn.
      In 2005, approximately 64 percent of our revenues were attributable to reservation charges paid by firm customers. The remaining 36 percent of our revenues were variable. Because of our regulated nature and the percentage of our revenues attributable to reservation charges, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices and market conditions, regulatory actions, competition, the creditworthiness of our customers and weather. We also experience volatility in our financial results when the amounts of natural gas utilized in our operations differs from the amounts we recover from our customers for that purpose.
      Our strategic business plan is as follows:

•	Optimize our contract portfolio;

•	Manage market segmentation and differentiation;

•	Focus on efficiency initiatives;

•	Build value on both ends of our pipeline system; and

•	Seek new business opportunities.
      Below is a further discussion of our pipeline system and storage facilities.
      The TGP System. The Tennessee Gas Pipeline system consists of approximately 14,100 miles of pipeline with a design capacity of approximately 6,876 MMcf/d. During 2005, 2004 and 2003, average throughput was 4,443 BBtu/d, 4,469 BBtu/d and 4,710 BBtu/d. This multiple-line system begins in the natural gas producing regions of Louisiana, the Gulf of Mexico and south Texas and extends to the northeast section of the U.S., including the metropolitan areas of New York City and Boston. Our system also has interconnects at the U.S.-Mexico border and the U.S.-Canada border.

      As of December 31, 2005, we have three pipeline expansion projects on our existing system that have been approved by the FERC:

			Anticipated
Project	Capacity	Description	Completion Date

	(MMcf/d)
Triple-T expansion	200	To construct 6.2 miles of 24-inch pipeline to extend our existing 30-inch Triple-T Line, beginning in Eugene Island Block 349, to interconnect with Enterprise Products Partners’ Anaconda System on the El 371 platform, as well as associated piping and other appurtenant facilities.	August 2006
Northeast ConneXion- NY/NJ	49	To modify an existing dehydration tower, filed jointly with National Fuel, serving the Hebron Storage Field in Potter County, Pennsylvania, expand capacity on Line 300, located in Bradford and Susquehanna Counties, Pennsylvania by building 6 miles of loop(1) line, add compression facilities at Compressor Station 313 in Potter County, Pennsylvania, and at Station 317 in Bradford County, Pennsylvania, upgrade Ramsey Meter Station in Bergen County, New Jersey, and use additional incremental capacity resulting from the replacement of compression facilities at Station 325 in Sussex County, New Jersey.	November 2006
Louisiana Deepwater Link	850	To construct a 300 foot extension of our 20-inch Grand Isle supply lateral, construct 2,100 feet of 24-inch West Delta supply lateral, abandon 3,100 feet of the 20-inch line connected to the Grand Isle platform, and install appurtenant facilities on Enterprise’s Independence Hub platform located in Mississippi Canyon Block 920.	October 2006

(1)	A loop is the installation of a pipeline, parallel to an existing pipeline, with tie-ins at several points along the existing pipeline. Looping increases a transmission system’s capacity.
     Storage Facilities. We have approximately 90 Bcf of underground working natural gas storage capacity along our system. Of this amount, 29 Bcf is contracted from Bear Creek Storage Company (Bear Creek), our affiliate.
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
Markets and Competition
      Our customers consist of natural gas distribution and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. We provide transportation and storage services in both our natural gas supply and market areas. Our pipeline system connects with multiple pipelines that provide our customers with access to diverse sources of supply and various natural gas markets.
      Imported LNG is one of the fastest growing supply sectors of the natural gas market. Terminals and other regasification facilities can serve as important sources of supply for pipelines, enhancing their delivery capabilities and operational flexibility and complementing traditional supply transported into market areas. However, these LNG delivery systems also may compete with us for transportation of gas into market areas we serve.
      Electric power generation is the fastest growing demand sector of the natural gas market. The growth of the electric power industry potentially benefits the natural gas industry by creating more demand for natural gas turbine generated electric power. This effect is offset, in varying degrees, by increased generation efficiency, the more effective use of surplus electric capacity and increased natural gas prices. In addition, in several regions of the country, new additions in electric generating capacity have exceeded load growth and electric transmission capabilities out of those regions. These developments may inhibit owners of new power generation facilities from signing firm contracts with us.
      We have historically operated under long-term contracts. In response to changing market conditions, we have shifted from a traditional dependence solely on long-term contracts to an approach that balances short-term and long-term commitments. This shift is due to changes in market conditions and competition driven by state utility deregulation, local distribution company mergers, new supply sources, volatility in natural gas prices, demand for short-term capacity and new power generation markets.
      Our existing transportation and storage contracts mature at various times and in varying amounts of throughput capacity. Our ability to extend our existing contracts or remarket expiring capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the rates allowed under our tariffs. Currently, we have discounted a substantial portion of these rates to remain competitive.
      The following table details the markets we serve and the competition on our pipeline system as of December 31, 2005:

Customer Information	Contract Information	Competition

Approximately 466 firm and interruptible customers, none of which individually represents more than 10 percent of revenues	Approximately 481 firm transportation contracts. Weighted average remaining contract term of approximately five years.	We face strong competition in the northeast, Appalachian, midwest and southeast market areas. We compete with other interstate and intrastate pipelines for deliveries to multiple- connection customers who can take deliveries at alternative points. Natural gas delivered on our system competes with alternative energy sources such as electricity, hydroelectric power, coal and fuel oil. In addition, we compete with pipelines and gathering systems for connection to new supply sources in Texas, the Gulf of Mexico and from the Canadian border.

In the offshore areas of the Gulf of Mexico, factors such as the distance of the supply fields from the pipeline, relative basis pricing of the pipeline receipt points, and costs of intermediate gathering or required processing of the natural gas to be transported may influence determinations of whether natural gas is ultimately attached to our system.

Regulatory Environment
      Our interstate natural gas transmission system and storage operations are regulated by the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We operate under tariffs approved by the FERC that establish rates, cost recovery mechanisms, terms and conditions of service to our customers. Generally, the FERC’s authority extends to:

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
      Our interstate pipeline system is also subject to federal, state and local statutes and regulations regarding pipeline safety and environmental matters. Our system has an ongoing inspection program designed to keep all of our facilities in compliance with pipeline safety and environmental requirements and we believe that our system is in material compliance with the applicable requirements.
      We are subject to regulations over the safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission system and storage facilities by the U.S. Department of Transportation. Our operations on U.S. government land are regulated by the U.S. Department of the Interior.
Environmental
      A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.
Employees
      As of February 27, 2006, we had approximately 1,850 full-time employees, none of whom are subject to a collective bargaining arrangement.

ITEM	1A. RISK FACTORS
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
      Our business is the transportation and storage of natural gas for third parties. As a result, the volume of natural gas involved in these activities depends on the actions of those third parties and is beyond our control. Further, the following factors, most of which are beyond our control, may unfavorably impact our ability to maintain or increase current throughput, to renegotiate existing contracts as they expire or to remarket unsubscribed capacity:

•	service area competition;

•	expiration or turn back of significant contracts;

•	changes in regulation and actions of regulatory bodies;

•	future weather conditions;

•	price competition;

•	drilling activity and availability of natural gas;

•	decreased availability of conventional gas supply sources and the availability and timing of other gas supply sources, such as LNG;

•	decreased natural gas demand due to various factors, including increases in prices and the increased availability or popularity of alternative energy sources such as coal, fuel oil and hydroelectric power;

•	increased costs of capital;

•	opposition to energy infrastructure development, especially in environmentally sensitive areas;

•	adverse general economic conditions; and

•	unfavorable movements in natural gas prices in supply and demand areas.

The revenues of our pipeline businesses are generated under contracts that must be renegotiated periodically.
      Our revenues are generated under transportation and storage contracts that expire periodically and must be renegotiated and extended or replaced. Although we actively pursue the renegotiation, extension or replacement of these contracts, we cannot assure that we will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts. Currently, a substantial portion of our revenues are under contracts that are discounted at rates below the maximum rates allowed under our tariff. For a further discussion of these matters, see Item 1, Business — Markets and Competition.
      In particular, our ability to extend or replace transportation and storage contracts could be adversely affected by factors we cannot control, including:

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
      Revenues generated by our transportation and storage contracts depend on volumes and rates, both of which can be affected by the prices of natural gas. Increased natural gas prices could result in a reduction of the volumes transported by our customers, such as power companies who, depending on the price of fuel, may not dispatch gas-fired power plants. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels as well as local distribution companies’ loss of customer base. The success of our transmission and storage operations is subject to continued development of additional natural gas reserves and our ability to access additional supplies from interconnecting pipelines, primarily in the Gulf of Mexico, to offset the natural decline from existing wells connected to our system. A decline in energy prices could cause a decrease in these development activities and could cause a decrease in the volume of natural gas available for transmission and storage through our system. We retain a fixed percentage of natural gas transported. This retained gas is used as fuel and to replace lost and unaccounted for gas. We are at risk if we retain less gas than needed for fuel and to replace lost and unaccounted for gas. Pricing volatility may, in some cases, impact the value of under or over recoveries of retained gas, as well as imbalances and system encroachments. If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted. Furthermore, fluctuations in pricing between supply sources and market areas could negatively impact our transportation revenues. Fluctuations in energy prices are caused by a number of factors, including:

•	regional, domestic and international supply and demand;

•	availability and adequacy of transportation facilities;

•	energy legislation;

•	federal and state taxes, if any, on the transportation and storage of natural gas and NGL;

•	abundance of supplies of alternative energy sources; and

•	political unrest among oil producing countries.

The agencies that regulate us and our customers affect our profitability.
      Our pipeline business is regulated by the FERC, the U.S. Department of Transportation, the U.S. Department of Interior and various state and local regulatory agencies. Regulatory actions taken by these agencies have the potential to adversely affect our profitability. In particular, the FERC regulates the rates we are permitted to charge our customers for our services. In setting authorized rates of return in recent FERC decisions, the FERC has utilized a proxy group of companies that includes local distribution companies that are not faced with as much competition or risks as interstate pipelines. The inclusion of these companies may create downward pressure on tariff rates that are submitted for approval. If our tariff rates were reduced or redesigned in a future rate proceeding, if our volume of business under our currently permitted rates were decreased significantly or if we were required to further discount the rates below current rates for our services because of competition, our profitability and liquidity could be reduced.
      In addition, increased regulatory requirements relating to the integrity of our pipeline requires additional spending in order to maintain compliance with these requirements. Any additional requirements that are enacted could significantly increase the amount of these expenditures.
      Further, state agencies that regulate our local distribution company customers could impose requirements that could impact demand for our services.
Environmental compliance and remediation costs and the costs of environmental liabilities could exceed our estimates.
      Our operations are subject to various environmental laws and regulations regarding compliance and remediation obligations. Compliance obligations can result in significant costs to install and maintain pollution controls, fines and penalties resulting from any failure to comply and potential limitations on our operations. Remediation obligations can result in significant costs associated with the investigation and remediation or clean-up of contaminated properties (some of which have been designated as Superfund sites by the Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)), as well as damage claims arising out of the contamination of properties or impact on natural resources. It is not possible for us to estimate exactly the amount and timing of all future expenditures related to environmental matters because of:

•	The uncertainties in estimating pollution control and clean up costs, including sites where only preliminary site investigation or assessments have been completed;

•	The discovery of new sites or additional information at existing sites;

•	The uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties; and

•	The nature of environmental laws and regulations, including the interpretation and enforcement thereof.
      Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions (including carbon dioxide and methane) are in various phases of discussion or implementation. These include the Kyoto Protocol, proposed federal legislation and state actions to develop statewide or regional programs, each of which have imposed or would impose reductions in GHG emissions. These actions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. These actions could also impact the consumption of natural gas, thereby affecting our operations.
      Although we believe we have established appropriate reserves for our environmental liabilities, we could be required to set aside additional amounts due to these uncertainties which could significantly impact our future consolidated results of operations, cash flows or financial position. For additional information concerning our environmental matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 7.

Our operations are subject to operational hazards and uninsured risks.
      Our operations are subject to the inherent risks normally associated with pipeline operations, including pipeline ruptures, explosions, pollution, release of toxic substances, fires, adverse weather conditions and other hazards, each of which could result in damage to or destruction of our facilities or damages or injuries to persons. In addition, our operations and assets face possible risks associated with acts of aggression. If any of these events were to occur, we could suffer substantial losses.
      While we maintain insurance against many of these risks, to the extent and in amounts we believe are reasonable, this insurance does not cover all risks. Many of our insurance coverages have material deductibles and self-insurance levels, as well as limits on our maximum recovery. As a result, our financial condition and operations could be adversely affected if a significant event occurs that is not fully covered by insurance.

The expansion of our business by constructing new facilities subjects us to construction and other risks that may adversely affect our financial results.
      We may expand the capacity of our existing pipeline or storage facilities by constructing additional facilities. Construction of these facilities is subject to various regulatory, development and operational risks, including:

•	our ability to obtain all necessary approvals and permits by regulatory agencies on a timely basis on terms that are acceptable to us;

•	potential changes of federal, state and local statutes and regulations, including environmental requirements that prevent a project from proceeding or increase the anticipated cost of the expansion project;

•	impediments on our ability to acquire rights-of-ways or land rights on a timely basis within our anticipated costs;

•	our ability to construct projects within anticipated costs, including the risk that we may incur cost overruns resulting from inflation or increased costs of equipment, materials or labor, or other factors beyond our control, that may be material;

•	anticipated future growth in natural gas supply does not materialize; and

•	lack of transportation, storage or throughput commitments that result in write-offs of development costs.
      Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs. As a result, new facilities may not achieve our expected investment return, which could adversely affect our financial position or results of operations.
Risks Related to Our Affiliation with El Paso
      El Paso files reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended. Each prospective investor should consider this information and the matters disclosed therein in addition to the matters described in this report. Such information is not incorporated by reference into this report.
Our relationship with El Paso and its financial condition subjects us to potential risks that are beyond our control.
      Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The ratings assigned to El Paso’s senior unsecured indebtedness are below investment grade, currently rated Caa1 by Moody’s Investor Service and B- by Standard & Poor’s. The ratings assigned to our senior unsecured indebtedness are currently rated B1 by Moody’s Investor Service and B by Standard & Poor’s. Downgrades of

our credit rating could increase our cost of capital and collateral requirements, and could impede our access to capital markets.
      El Paso provides cash management and other corporate services for us. Pursuant to El Paso’s cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we might still be required to satisfy affiliated company payables. Our inability to recover any affiliated receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, Part II, see Item 8, Financial Statements and Supplementary Data, Note 10.
Our system of internal controls is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes. A loss of public confidence in the quality of our internal controls or disclosures could have a negative impact on us.
      Our system of internal controls is designed to provide reasonable assurance that the objectives of the control system are met. However, any system of internal controls is subject to inherent limitations and the design of our controls may not provide absolute assurances that all of our objectives will be entirely met. This includes the possibility that controls may be inappropriately circumvented or overridden, that judgments in decision-making can be faulty and that misstatements due to errors or fraud may not be prevented or detected.
We may be subject to a change in control under certain circumstances.
      We are pledged as collateral under El Paso’s $3 billion credit agreement. In addition, one of our subsidiaries, Sabine River Investors III, L.L.C. pledged its ownership of Bear Creek, its sole asset, as collateral. As a result, our ownership is subject to change if there is an event of default under the credit agreement, regardless if we have any borrowings outstanding under the credit agreement, and El Paso’s lenders exercise rights over their collateral.
A default under El Paso’s $3 billion credit agreement by any party could accelerate our future borrowings, if any, under the credit agreement and our long-term debt, which could adversely affect our liquidity position.
      We are a party to El Paso’s $3 billion credit agreement. We are only liable, however, for our borrowings under the credit agreement, which were zero at December 31, 2005. Under the credit agreement, a default by El Paso, or any other borrower could result in the acceleration of all outstanding borrowings, including the borrowings of any non-defaulting party. The acceleration of our future borrowings, if any, or the inability to borrow under the credit agreement, could adversely affect our liquidity position and, in turn, our financial condition.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
      None.
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
ITEM 3. LEGAL PROCEEDINGS
      A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.
      Kentucky Polychlorinated Biphenyls (PCB) Project. In November 1988, the Kentucky Natural Resources and Environmental Protection Cabinet filed a complaint in a Kentucky state court alleging that we discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs and a civil penalty. We entered into interim agreed orders with the agency to resolve many of the issues raised in the complaint. The relevant Kentucky compressor stations are being remediated under a 1994 consent order with the EPA. Despite our remediation efforts, the agency may raise additional technical issues or seek additional remediation work and/or penalties in the future.
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
      We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. No common stock dividends were declared or paid in 2005, 2004 or 2003.
ITEM 6. SELECTED FINANCIAL DATA
      Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in Part I, Item 1A, Risk Factors.
Overview
      Our business primarily consists of interstate natural gas transmission and storage services. Each of these businesses face varying degrees of competition from other pipelines, proposed LNG facilities, as well as from alternative energy sources used to generate electricity, such as hydroelectric power, coal and fuel oil.
      The FERC regulates the rates we can charge our customers. These rates are a function of the costs of providing services to our customers, including a reasonable return on our invested capital. As a result, our revenues and financial results have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices and market conditions, regulatory actions, competition, the creditworthiness of our customers and weather. In 2005, 64 percent of our revenues were attributable to reservation charges paid by firm customers. Reservation charges are paid regardless of volumes transported or stored. The remaining 36 percent were variable. We also experience volatility in our financial results when the amounts of natural gas utilized in operations differ from the amounts we recover from our customers for those purposes.
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
      In addition, our ability to extend existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the rates allowed under our tariffs. Currently, we have discounted a substantial portion of these rates to remain competitive. Our existing contracts mature at various times and in varying amounts of throughput capacity. We continue to manage our recontracting process to mitigate the risk of significant impacts on our revenues. The weighted average remaining contract term for active contracts is approximately five years as of December 31, 2005.
      Below is the contract expiration portfolio for our firm transportation contracts as of December 31, 2005, including those whose terms begin in 2006 or later.

		Percent of Total
	BBtu/d	Contracted Capacity

2006	972	13
2007	1,177	16
2008	920	12
2009 and beyond	4,450	59

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

	2005	2004

	(In millions, except
	volume amounts)
Operating revenues	$757	$751
Operating expenses	(540)	(491)

Operating income	217	260
Earnings from unconsolidated affiliates	14	13
Other income, net	5	3

EBIT	236	276
Interest and debt expense	(131)	(130)
Affiliated interest income, net	25	12
Income taxes	(48)	(64)

Income before cumulative effect of accounting change	82	94
Cumulative effect of accounting change, net of income taxes	(3)	—

Net income	$79	$94

Throughput volumes (BBtu/d)	4,443	4,469

      The following items contributed to our overall EBIT decrease of $40 million for the year ended December 31, 2005 as compared to 2004:

				EBIT
	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Hurricanes Katrina and Rita	$(13)	$(21)	$—	$(34)
Higher operating costs	—	(14)	—	(14)
Higher general and administrative expenses	—	(12)	—	(12)
Resolution in 2004 of measurement dispute at processing plant serving our system	(10)	—	—	(10)
Higher electric compression costs	—	(7)	—	(7)
Gas not used in operations and other natural gas sales	25	(2)	—	23
Other(1)	4	7	3	14

Total impact on EBIT	$6	$(49)	$3	$(40)

(1)	Consists of individually insignificant items.

     The following provides further discussions of some of the significant items listed above as well as events that may affect our operations in the future.
      Hurricanes Katrina and Rita. In 2005, we incurred significant damage to sections of our Gulf Coast and offshore pipeline facilities due to Hurricanes Katrina and Rita. These hurricanes had substantial impacts on offshore producers in the Gulf of Mexico Region resulting in the shut-in of a significant portion of offshore production in the affected areas. Hurricane Katrina resulted in the initial shut-in of approximately 1.1 Bcf/d on our pipeline system. Prior to Hurricane Rita, we had approximately 0.7 Bcf/d of natural gas supply shut-in. Hurricane Rita resulted in an incremental reduction in supply of approximately 1.2 Bcf/d on our system. Currently, we have approximately 0.4 Bcf/d of natural gas shut-in on our pipeline system. The timing of these volumes becoming available is dependent on a number of factors, including the completion of pipeline and compressor station repairs, the ongoing evaluation of producers’ platforms upstream of our pipelines, and potential processing constraints if third-party processing facilities are not available. These hurricanes adversely affected our results in the fourth quarter of 2005 by approximately $34 million, because of their impact on gas not used in operations, certain usage revenues, repair costs that will not be recovered by insurance, increased operating costs and lost revenues associated with reductions in service. These adverse effects on our results will continue into early 2006.
      Higher Operating Costs. During 2005, we incurred higher operating costs for compressor engine repairs, preventative maintenance, lowering of lines and pipeline integrity testing.
      Higher General and Administrative Expenses. During the year ended December 31, 2005, our general and administrative expenses were higher than in 2004, primarily due to an increase in benefits accrued under retirement plans, higher legal, insurance and professional fees and higher corporate overhead allocations from El Paso. El Paso’s allocation to us increased in 2005 based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We allocate certain costs to our pipeline affiliates for their share of pipeline services.
      Gas Not Used in Operations and Other Natural Gas Sales. The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not needed for operations results in revenues to us, which we recognize when the volumes are retained. The financial impact of gas not needed for operations is driven by volumes and prices during a given period and influenced by factors such as system throughput, facility enhancements and the ability to operate the systems in the most efficient and safe manner. We anticipate that this area of our business will continue to vary in the future and will be impacted by things such as rate actions, efficiency of our pipeline operations, natural gas prices and other factors.
      Expansions.
      Currently, we have the following projects that have been approved by the FERC:

	Anticipated
	Completion
	or In Service	Estimated
Project	Date	Cost	Estimated Annual Revenues

Triple T	August 2006	$10 million	—(1)
Northeast ConneXion-NY/NJ	November 2006	$39 million	2006 - $2 million; Thereafter - $11 million annually
Louisiana Deepwater Link	October 2006	$11 million	—(1)

(1)	Revenues for these projects will be based on throughput levels as natural gas reserves are developed. We expect these revenues to commence in 2006 for the Triple T expansion and in 2007 for the Louisiana Deepwater Link expansion.
      Accounting for Pipeline Integrity Costs. Beginning January 1, 2006, we will be required under a FERC accounting release to expense certain costs incurred in connection with our pipeline integrity program, instead of our current practice of capitalizing them as part of our property, plant and equipment. We currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $8 million to $12 million annually.

Affiliated Interest Income, Net
      Affiliated interest income, net for the year ended December 31, 2005, was $13 million higher than in 2004 due primarily to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances due from El Paso of $509 million in 2004 increased to $621 million in 2005. In addition, the average short-term interest rates increased to 4.2% in 2005 from 2.4% in 2004.
Income Taxes

	Year Ended
	December 31,

	2005	2004

	(In millions,
	except for rates)
Income taxes	$48	$64
Effective tax rate	37%	41%
      Our effective tax rates for 2005 and 2004 were different than the statutory rate of 35 percent primarily due to state income taxes in both years and the expiration of certain state net operating loss carryovers in 2004. For a reconciliation of the statutory rate to the effective rates, see Item 8, Financial Statements and Supplementary Data, Note 2.
Liquidity and Capital Expenditures
Liquidity Overview
      Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At December 31, 2005, we had notes receivable from El Paso and other affiliates of $697 million that are due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, classified this receivable as non-current on our balance sheet. See Item 8, Financial Statements and Supplementary Data, Note 10 for a further discussion of El Paso’s cash management program.
      In addition to the cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our common stock and our interest in Bear Creek and several of our affiliates are pledged as collateral. At December 31, 2005, El Paso had $1.2 billion outstanding as a term loan and $1.7 billion of letters of credit issued under the credit agreement. We have no borrowings or letter of credit obligations under this facility. We also have notes receivable of $401 million from El Paso and other affiliates. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations and planned expansion opportunities.

Capital Expenditures
      Our capital expenditures for the years ended December 31 are as follows:

	2005		2004

	(In millions)
Maintenance	$138		$139
Expansion/Other	30		15
Hurricanes	35	(1)	10

Total	$203		$164

(1)	Amount shown is net of insurance proceeds of $28 million.
     Under our current plan, we expect to spend between approximately $138 million and $153 million in each of the next three years for capital expenditures primarily to maintain the integrity of our pipeline, to comply with clean air regulations and to ensure the safe and reliable delivery of natural gas to our customers. In addition, we have budgeted to spend between $73 million and $137 million in each of the next three years to expand the capacity and services of our pipeline system. We also expect to make capital expenditures for additional environmental matters of approximately $9 million in the aggregate for the years 2006 through 2010, which are not included in the above amounts. We expect to fund our capital expenditures through a combination of internally generated funds or by recovering some of the amounts advanced to El Paso under its cash management program, if necessary.
      We continue to assess the damage caused by Hurricanes Ivan, Katrina and Rita. We are part of a mutual insurance company, and are subject to certain individual and aggregate loss limits by event. The mutual insurance company indicated that aggregate losses for both Hurricanes Katrina and Rita will exceed the per claim limits allowed under the program. As a result, we will not receive insurance recoveries on some of the costs we incur, which will impact our liquidity or financial results. In addition, the timing of our replacements of the damaged property and equipment may differ from the related insurance reimbursement, which could impact our liquidity from period to period. Total costs incurred as of 2005, our estimate of future costs and reimbursements of these costs are shown below:

		Projected Costs(1)
	Total Costs Incurred
	as of the Year Ended	Operations			Insurance
	December 31,	and		Anticipated	Reimbursement
Hurricane	2005	Maintenance	Capital	Reimbursement	Received

	(In millions, except for percent)
Ivan	$50	$1	$9	100%	$20
Katrina	51	14	141	41%	—
Rita	11	6	53	80%	—

Total	$112	$21	$203		$20

(1)	Includes $1 million of non-insurable operations and maintenance costs and $15 million of non-insurable capital costs for Hurricane Katrina.
Commitments and Contingencies
      For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.
New Accounting Pronouncements Issued But Not Yet Adopted
      See Item 8, Financial Statements and Supplementary Data, Note 1, under New Accounting Pronouncements Issued But Not Yet Adopted, which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average effective interest rates of our interest bearing securities by expected maturity dates and the fair value of these securities. At December 31, 2005, the fair values of our fixed rate long-term debt securities have been estimated based on quoted market prices for the same or similar issues.

	December 31, 2005		December 31, 2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In millions, except for rates)
Liabilities:
Long-term debt — fixed rate	$1,600	$1,703	$1,598	$1,720
Average interest rate	7.6%
      We are also exposed to changes in natural gas prices associated with the excess natural gas that we are allowed to retain, net of gas used in operations. We sell this retained gas when such gas is not operationally necessary or when such gas needs to be removed from the system, which may subject us to both commodity price and locational price differences depending on when and where that gas is sold. In some cases, where we have made a determination that, by a certain point in time, it is operationally necessary to dispose of gas not used in operations, we use forward sales contracts to manage this risk, which include fixed prices and variable prices within certain price constraints. Our revenues associated with the sale of gas not used in operations increased during 2005 due to increases in natural gas prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TENNESSEE GAS PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,

	2005	2004	2003

Operating revenues	$757	$751	$726

Operating expenses
Operation and maintenance	328	279	240
Depreciation, depletion and amortization	161	161	161
Taxes, other than income taxes	51	51	49

	540	491	450

Operating income	217	260	276
Earnings from unconsolidated affiliates	14	13	25
Other income, net	5	3	7
Interest and debt expense	(131)	(130)	(130)
Affiliated interest income, net	25	12	4

Income before income taxes	130	158	182
Income taxes	48	64	61

Income before cumulative effect of accounting change	82	94	121
Cumulative effect of accounting change, net of income taxes	(3)	—	—

Net income	$79	$94	$121
Other comprehensive income	—	—	3

Comprehensive income	$79	$94	$124

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable
Customer, net of allowance of $1 in 2005 and $3 in 2004	123	103
Affiliates	25	16
Other	25	38
Materials and supplies	22	23
Deferred income taxes	9	34
Other	8	14

Total current assets	212	228

Property, plant and equipment, at cost	3,345	3,180
Less accumulated depreciation, depletion and amortization	543	440

	2,802	2,740
Additional acquisition cost assigned to utility plant, net	2,119	2,159

Total property, plant and equipment, net	4,921	4,899

Other assets
Notes receivable from affiliates	1,098	930
Investments in unconsolidated affiliates	101	151
Other	43	38

	1,242	1,119

Total assets	$6,375	$6,246

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$85	$73
Affiliates	18	27
Other	38	15
Taxes payable	37	79
Accrued interest	24	25
Contractual deposits	21	20
Other	21	25

Total current liabilities	244	264

Long-term debt	1,600	1,598

Other liabilities
Deferred income taxes	1,271	1,228
Regulatory liabilities	170	153
Other	63	56

	1,504	1,437

Commitments and contingencies

Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,207	2,206
Retained earnings	820	741

Total stockholder’s equity	3,027	2,947

Total liabilities and stockholder’s equity	$6,375	$6,246

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities
Net income	$79	$94	$121
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	161	161	161
Cumulative effect of accounting change	3	—	—
Deferred income taxes	60	15	24
Earnings from unconsolidated affiliates, adjusted for cash distributions	50	(13)	(17)
Other non-cash income items	(1)	—	1
Asset and liability changes
Accounts receivable	(42)	(16)	94
Accounts payable	15	49	(122)
Taxes payable	(30)	(31)	76
Other asset and liability changes
Assets	67	13	(4)
Liabilities	7	(11)	(30)

Net cash provided by operating activities	369	261	304

Cash flows from investing activities
Additions to property, plant and equipment	(203)	(164)	(163)
Proceeds from the sale of investments and assets	1	—	57
Net change in affiliate advances	(168)	(89)	(203)
Other	1	(8)	5

Net cash used in investing activities	(369)	(261)	(304)

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions, except share amounts)

					Accumulated
	Common stock		Additional		other	Total
			paid-in	Retained	comprehensive	stockholder’s
	Shares	Amount	capital	earnings	income (loss)	equity

January 1, 2003	208	$—	$2,210	$526	$(3)	$2,733
Net income				121		121
Allocated tax expense of El Paso equity plans			(5)			(5)
Sale of Portland Natural Gas investment, net of tax of $1					3	3

December 31, 2003	208	—	2,205	647	—	2,852
Net income				94		94
Allocated tax benefit of El Paso equity plans			1			1

December 31, 2004	208	—	2,206	741	—	2,947
Net income				79		79
Allocated tax benefit of El Paso equity plans			1			1

December 31, 2005	208	$—	$2,207	$820	$—	$3,027

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
  Basis of Presentation and Principles of Consolidation
      Our consolidated financial statements include the accounts of all majority owned and controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of that entity or (ii) are allocated a majority of the entity’s losses and/or returns through our variable interests in that entity. The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/or returns involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity and where we are not allocated a majority of the entity’s losses and/or returns. We use the cost method of accounting where we are unable to exert significant influence over the entity. Our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications had no impact on reported net income or stockholder’s equity.
  Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.

Regulated Operations
      Our natural gas transmission system and storage operations are subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005, and we currently apply the provisions of Statement of Financial Accounting Standard (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. We perform an annual study to assess the ongoing applicability of SFAS No. 71. The accounting required by SFAS No. 71 differs from the accounting required for businesses that do not apply its provisions. Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include postretirement employee benefit plan costs, capitalizing an equity return component on regulated capital projects and certain costs included in, or expected to be included in, future rates.
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

  Natural Gas Imbalances
      Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system or storage facility differs from the amount of natural gas scheduled to be delivered or received. We value these imbalances due to or from shippers and operators at current index prices. Imbalances are settled in cash or in-kind, subject to the terms of our tariff.
      Imbalances due from others are reported in our balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported on the balance sheet as either trade accounts payable or accounts payable to affiliates. In addition, we classify all imbalances as current as we expect to settle them within a year.
  Property, Plant and Equipment
      Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at either the fair value of the assets acquired or the cost to the entity that first placed the asset in service. For assets we construct, we capitalize direct costs, such as labor and materials, and indirect costs, such as overhead, interest and an equity return component on regulated businesses, as allowed by the FERC. We capitalize the major units of property replacements or improvements and expense minor items.
      We use the composite (group) method to depreciate regulated property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. Currently, our depreciation rates vary from one percent to 24 percent per year. Using these rates, the remaining depreciable lives of these assets range from one to 30 years. We re-evaluate depreciation rates each time we file with the FERC for a change in our transportation and storage service rates.
      When we retire regulated property, plant and equipment, we charge accumulated depreciation and amortization for the original cost, plus the cost to remove, sell or dispose, less its salvage value. We do not recognize a gain or loss unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in operating income. For non-regulated properties, we reduce property, plant and equipment for its original cost, less accumulated depreciation and salvage value with any remaining gain or loss recorded in income.
      Included in our pipeline property balances are additional acquisition costs assigned to utility plants, which represents the excess of allocated purchase costs over the historical costs of these facilities. These costs are amortized on a straight-line basis over 62 years using the same rates as the related pipeline assets, and we do not recover those excess costs in our rates.
      At December 31, 2005 and 2004, we had approximately $151 million and $89 million of construction work in progress included in our property, plant and equipment.
      We capitalize a carrying cost (an allowance for funds used during construction) on funds invested in our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Debt amounts capitalized during the years ended December 31, 2005, 2004 and 2003, were $2 million, $1 million and $1 million. These debt amounts are included as a reduction to interest expense in our income statement. The equity portion of capitalized costs is calculated using the most recent FERC-approved equity rate of return. The equity amounts capitalized during the year ended December 31, 2005, 2004 and 2003, were $3 million, $2 million and $3 million (exclusive of any tax related impacts). These equity amounts are included as other non-operating income on our income statement. Capitalized carrying costs for debt and equity financed construction are reflected as an increase in the cost of the asset on our balance sheet.
  Asset and Investment Impairments
      We evaluate our assets and investments for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our carrying values based on either (i) our long-lived assets’ ability to generate future cash flows on an undiscounted basis or (ii) the fair value of our investments in unconsolidated affiliates. If an impairment is indicated or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to their estimated fair value, less costs to sell. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairments are impacted by a number of factors, including the nature of the assets being sold and our established time frame for completing the sales, among other factors.
  Revenue Recognition
      Our revenues are generated from transportation and storage services and sales of natural gas. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity ratably over the contract period regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. Gas not used in operations is based on the volumes of natural gas we are allowed to retain relative to the amounts we use for operating purposes. We recognize revenue on gas not needed for operations when the volumes are retained under our tariff. Revenues for all services are generally based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. We are subject to FERC regulations and, as a result, revenues we collect may be subject to refund in a rate proceeding. We establish reserves for these potential refunds.
  Environmental Costs and Other Contingencies
      We record liabilities at their undiscounted amounts in our balance sheet in other current and long-term liabilities when our environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the EPA or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period expense when clean-up efforts do not benefit future periods.
      We evaluate separately from our liability any amounts paid directly or reimbursed by government sponsored programs and potential recoveries or reimbursements of remediation costs from third parties including insurance coverage. When recovery is assured after an evaluation of their creditworthiness or solvency, we record and report an asset separately from the associated liability on our balance sheet.
      We recognize liabilities for other contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. Funds spent to remedy these contingencies are charged against the associated reserve, if one exists, or expensed. When a range of probable loss can be estimated, we accrue the most likely amount or at least the minimum of the range of probable loss.
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
      Pursuant to El Paso’s policy, we record current income taxes based on our taxable income and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represent the tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.
  Accounting for Asset Retirement Obligations
      On January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that we record a liability for retirement and removal costs of long-lived assets used in our business when the timing and/or amount of the settlement of those costs are relatively certain. On December 31, 2005, we adopted the provisions of FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which requires that we record a liability for those retirement and removal costs in which the timing and/or amount of the settlement of the costs are uncertain.
      We have legal obligations associated with our natural gas pipeline and related transmission facilities and storage wells and our corporate headquarters building. We have obligations to plug storage wells when we no longer plan to use them and when we abandon them. Our legal obligations associated with our natural gas transmission facilities relate primarily to purging and sealing the pipeline if it is abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities and our corporate headquarters, if these facilities are replaced or renovated. We accrue a liability on those legal obligations when we can estimate the timing and amount of their settlement. These obligations include those where we have plans to or otherwise will be legally required to replace, remove or retire the associated assets. Our natural gas pipelines can be maintained indefinitely and, as a result, we have not accrued a liability associated with purging and sealing it.
      Our asset retirement liabilities are recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the remaining useful life of the long-lived asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we record in depreciation, depletion and amortization expense in our income statement. We have the ability to file for recovery of certain of these costs from our customers and have recorded an asset rather than expense associated with the depreciation of the property, plant and equipment and accretion of the liabilities described above. In addition, we may receive amounts from our customers in advance for the potential removal of certain of our natural gas transmission facilities. We have recorded any amounts received in advance as a regulatory liability on our balance sheets (see Note 4). We recorded a charge as a cumulative effect of accounting change of approximately $5 million, net of income taxes of approximately $2 million, in the fourth quarter of 2005 related to our adoption of FIN No. 47.
      In estimating the liability associated with our asset retirement obligations, we utilize several assumptions, including credit-adjusted discount rates ranging from six to eight percent, a projected inflation rate of 2.5 percent, and the estimated timing and amount of settling our obligations, which are based on internal models and external quotes. The net asset retirement liability reported in other non-current and regulatory liabilities in our balance sheet, and the changes in the net liability for the years ended December 31, were as follows:

	2005	2004

	(in millions)
Net asset retirement liability at January 1	$32	$34
Liabilities settled	(1)	(4)
Liabilities incurred	2	2
Adoption of FIN No. 47	10	—

Net asset retirement liability at December 31	$43	$32

      If we had adopted the provisions of FIN No. 47 as of January 1, 2003, our asset retirement liability would have been higher by approximately $8 million and $9 million as of January 1, 2004 and December 31, 2004, and our net income for the years ended December 31, 2005, 2004 and 2003 would not have been materially affected.
  New Accounting Pronouncement Issued But Not Yet Adopted
      As of December 31, 2005, there were several accounting standards and interpretations that have not yet been adopted by us. Below is a discussion of a significant standard that may impact us.
      Accounting for Pipeline Integrity Costs. Beginning January 1, 2006, we will be required under a FERC accounting release to expense certain costs incurred in connection with our pipeline integrity program, instead of our current practice of capitalizing them as part of our property, plant and equipment. We currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $8 million to $12 million annually.
2. Income Taxes
      Components of Income Taxes. The following table reflects the components of income taxes included in income before cumulative effect of accounting change for each of the three years ended December 31:

	2005	2004	2003

	(In millions)
Current
Federal	$(13)	$52	$37
State	1	(3)	—

	(12)	49	37

Deferred
Federal	58	1	27
State	2	14	(3)

	60	15	24

Total income taxes	$48	$64	$61

      Effective Tax Rate Reconciliation. Our income taxes differ from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

	2005	2004	2003

	(In millions)
Income taxes at the statutory federal rate of 35%	$46	$55	$64
Increase (decrease)
State income taxes, net of federal income tax effect	2	6	(6)
Change in the estimated realizability of deferred tax assets for state net operating loss carryovers	—	2	4
Other	—	1	(1)

Income taxes	$48	$64	$61

Effective tax rate	37%	41%	34%

      Deferred Tax Assets and Liabilities. The following are the components of our net deferred tax liability at December 31:

	2005	2004

	(In millions)
Deferred tax liabilities
Property, plant and equipment	$1,444	$1,447
Other	94	106

Total deferred tax liability	1,538	1,553

Deferred tax assets
Net operating loss and credit carryovers
U.S. Federal	95	155
State	56	75
Other liabilities	125	129

Total deferred tax asset	276	359

Net deferred tax liability	$1,262	$1,194

      Net Operating Loss (NOL) Carryovers. The table below presents the details of our federal and state net operating loss carryover periods as of December 31, 2005:

	2006	2007-2010	2011-2015	2016-2024	Total

	(In millions)
U.S. federal net operating loss	$—	$—	$—	$271	$271
State net operating loss	4	19	255	483	761
      Usage of our U.S. federal carryovers is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation year rules of IRS regulations.
      We believe it is more likely than not that we will realize the benefit of our deferred tax assets due to the expected future taxable income, including the effect of future reversals of existing taxable temporary differences primarily related to depreciation.
      Other Tax Matters. Under El Paso’s tax accrual policy, we are allocated the tax effects associated with our employees’ nonqualified dispositions of El Paso stock under its employee stock purchase plan, the exercise of stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation reduced taxes payable by $1 million in 2005 and 2004 and increased taxes payable by $5 million in 2003. These tax effects are included in additional paid-in capital in our balance sheets.

3. Financial Instruments
      The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In millions)
Balance sheet financial instruments:
Long-term debt(1)	$1,600	$1,703	$1,598	$1,720

(1)	We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.
     At December 31, 2005 and 2004, the carrying amounts of cash and cash equivalents and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments.
4. Regulatory Assets and Liabilities
      Below are the details of our regulatory assets and liabilities at December 31:

Description	2005	2004

	(In millions)
Current regulatory assets	$2	$3
Non-current regulatory assets
Grossed-up deferred taxes on capitalized funds used during construction	16	15
Postretirement benefits	11	13
Excess refund due to completion of amortization of past deficient state and excess federal deferred taxes	11	5
Unamortized net loss on reacquired debt	2	2
Other	1	—

Total regulatory assets(1)	$43	$38

Current regulatory liabilities
Cashout imbalance settlement(1)	$—	$9
Non-current regulatory liabilities
Environmental liability	110	97
Cost of removal of offshore assets	33	32
Postretirement benefits	16	13
Plant regulatory liability	11	11

Total regulatory liabilities	$170	$162

(1)	Amounts are included as other current and non-current assets and other current liabilities in our balance sheet.
5. Property, Plant and Equipment
      As of December 31, 2005, additional acquisition costs assigned to utility plant was approximately $2 billion and accumulated depreciation was approximately $260 million. These excess costs are being amortized over the life of the related pipeline assets. Our amortization expense related to additional acquisition costs assigned to utility plant during 2005 and 2004 was approximately $40 million and $39 million.

6. Debt and Other Credit Facilities
     Debt
      Our long-term debt outstanding consisted of the following at December 31:

	2005	2004

	(In millions)
6.0% Debentures due 2011	$86	$86
7.5% Debentures due 2017	300	300
7.0% Debentures due 2027	300	300
7.0% Debentures due 2028	400	400
8.375% Notes due 2032	240	240
7.625% Debentures due 2037	300	300

	1,626	1,626
Less: Unamortized discount	26	28

Long-term debt	$1,600	$1,598

      The holders of our $300 million, 7.0% debentures due March 2027, have the option to require us to redeem their debentures at par value on March 15, 2007, together with accrued and unpaid interest. In addition, we currently have the ability to call $726 million of our notes and debentures at any time prior to their stated maturity, and the ability to call an additional $300 million of our debentures after March 15, 2007. If we were to call these notes and debentures, we would be obligated to pay principal, accrued interest and a make-whole premium to redeem the debt. At this time, we have no intention to call this debt.
     Credit Facilities
      El Paso maintains a $3 billion credit agreement. We are an eligible borrower under the credit agreement and are only liable for amounts we directly borrow. Additionally, our common stock, our interest in Bear Creek, and several of our affiliates are pledged as collateral under the agreement. At December 31, 2005, El Paso had $1.2 billion outstanding as a term loan and $1.7 billion of letters of credit issued under the credit agreement. We have no borrowings or letter of credit obligations under this facility.
      Under the $3 billion credit agreement and our indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements), the most restrictive of which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; and (vi) limitations on our ability to prepay debt. For the year ended December 31, 2005, we were in compliance with all of our debt-related covenants.
7. Commitments and Contingencies
  Legal Proceedings
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff seeks royalties, along with interest, expenses, and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. In May 2005, the representative issued a recommendation, which if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of the suit against us. If the district court judge adopts the representative’s recommendation, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      Hurricane Litigation. We have been named in two class action petitions for damages filed in the United States District Court for the Eastern District of Louisiana against all oil and natural gas pipeline and production companies that dredged pipeline canals, installed transmission lines or drilled for oil and natural gas in the marshes of coastal Louisiana. The lawsuits, George Barasich, et al. v. Columbia Gulf Transmission Company, et al. and Charles Villa Jr., et al. v. Columbia Gulf Transmission Company, et al. assert that the defendants caused erosion and land loss which destroyed critical protection against hurricane surges and winds and was a substantial cause of the loss of life and destruction of property. The first lawsuit alleges damages associated with Hurricane Katrina. The second lawsuit alleges damages associated with Hurricanes Katrina and Rita. The court consolidated the two lawsuits. Our costs and legal exposures related to these lawsuits and claims are not currently determinable.
      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at December 31, 2005.
     Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At December 31, 2005, we had accrued approximately $32 million, including approximately $31 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, and approximately $1 million for related environmental legal costs. Our accrual was based on the most likely outcome that can be reasonably estimated. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

      Below is a reconciliation of our accrued liability from January 1, 2005 to December 31, 2005 (in millions):

Balance at January 1, 2005	$42
Reduction in the estimated costs to complete	(5)
Payments for remediation activities	(5)

Balance at December 31, 2005	$32

      For 2006, we estimate that our total remediation expenditures will be approximately $9 million, which will be expended under government directed clean-up plans.
      PCB Cost Recoveries. Pursuant to a consent order executed by us in May 1994 with the EPA, we have been conducting various remediation activities at certain of our compressor stations associated with the presence of PCB and certain other hazardous materials. In May 1995, following negotiations with our customers, we filed an agreement with the FERC that established a mechanism for recovering a substantial portion of the environmental costs identified in our PCB remediation project. The agreement, which was approved by the FERC in November 1995, provided for a PCB surcharge on firm and interruptible customers’ rates to pay for eligible remediation costs, with these surcharges to be collected over a defined collection period. We have received approval from the FERC to extend the collection period, which is currently set to expire in June 2006. The agreement also provided for bi-annual audits of eligible costs. As of December 31, 2005, we had pre-collected PCB costs of approximately $132 million. This pre-collected amount will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the difference, plus carrying charges incurred up to the date of the refunds. At December 31, 2005, we have recorded a regulatory liability of approximately $110 million for our estimated future refund obligations.
      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of December 31, 2005, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.
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
  Capital Commitments and Purchase Obligations
      At December 31, 2005, we had capital and investment commitments of $19 million. Our other planned capital and investment projects are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures. In addition, we have entered into unconditional purchase obligations for products, services and other capital assets, including a storage agreement with our affiliate, totaling $140 million at December 31, 2005. Our annual obligations under these agreements are

$41 million for 2006, $31 million for 2007, $16 million for 2008, $15 million for 2009, $13 million for 2010 and $24 million in total thereafter.
  Operating Leases
      We lease property, facilities and equipment under various operating leases. Minimum future annual rental commitments on our operating leases as of December 31, 2005, were as follows:

Year Ending
December 31,	Operating Leases

(In millions)
2006	$2
2007	1
2008	1
2009	1
Thereafter	2

Total	$7

      Rental expense on our operating leases for each of the years ended December 31, 2005, 2004 and 2003 was $3 million, $8 million and $6 million. These amounts include our share of rent allocated to us from El Paso.
  Other Commercial Commitments
      We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline system. Currently, our obligation under these easements is not material to the results of our operations.
  Guarantees
      We are or have been involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. In a financial guarantee, we are obligated to make payments if the guaranteed party fails to make payments under, or violates the terms of, the financial arrangement. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. If they do not, we are required to perform on their behalf. As of December 31, 2005, we had approximately $7 million of financial and performance guarantees not otherwise reflected in our financial statements.
8. Retirement Benefits
  Pension and Retirement Benefits
      El Paso maintains a pension plan to provide benefits determined under a cash balance formula covering substantially all of its U.S. employees, including our employees. El Paso also maintains a defined contribution plan covering its U.S. employees, including our employees. El Paso matches 75 percent of participant basic contributions up to 6 percent of eligible compensation and can make additional discretionary matching contributions. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.
  Postretirement Benefits
      We provide medical and life insurance benefits for a closed group of retirees who were eligible to retire on December 31, 1996, and did so before July 1, 1997. Medical benefits for this closed group may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. El Paso reserves the right to change these benefits. Employees who retire after July 1, 1997 will continue to receive limited postretirement life insurance benefits. Postretirement benefit plan costs are prefunded to the extent these costs are recoverable through our rates. In 1992, we began recovering through our rates the other postretirement benefits (OPEB) costs included in the June 1993 rate case settlement. To the extent actual OPEB costs differ from the amounts recovered in rates, a regulatory asset or liability is recorded. We expect to contribute $5 million to our postretirement benefit plan in 2006.
      In 2004, we adopted FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This pronouncement requires companies to record the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on their postretirement benefit plans that provide drug benefits covered by that legislation. We determined that our postretirement benefit plans do not provide drug benefits that are covered by this legislation and, as a result, this pronouncement did not have a material impact on our financial statements.
      The following table presents the change in projected benefit obligation, change in plan assets and reconciliation of funded status for our postretirement benefit plan. Our benefits are presented and computed as of and for the twelve months ended September 30 (the plan reporting date):

	2005	2004

	(In millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$25	$26
Interest cost	2	2
Participant contributions	1	1
Actuarial loss	—	1
Benefits paid	(4)	(5)

Projected benefit obligation at end of period	$24	$25

Change in plan assets:
Fair value of plan assets at beginning of period	$16	$14
Actual return on plan assets	1	1
Employer contributions	5	5
Participant contributions	1	1
Benefits paid	(4)	(5)

Fair value of plan assets at end of period	$19	$16

Reconciliation of funded status:
Under funded status at September 30	$(5)	$(9)
Fourth quarter contributions and income	1	1
Unrecognized net actuarial gain	(3)	(3)

Net accrued benefit cost at December 31(1)	$(7)	$(11)

(1)	Based on our current funded status, we have reflected approximately $5 million and $2 million of our accrued benefit obligation as a current liability at December 31, 2005 and 2004.
     Future benefits expected to be paid on our postretirement plan as of December 31, 2005, are as follows (in millions):

Year Ending
December 31,

2006	$3
2007	2
2008	2
2009	2
2010	2
2011-2015	9

Total	$20

      Our postretirement benefit costs recorded in operating expenses include the following components for the years ended December 31:

	2005	2004	2003

	(In millions)
Interest cost	$2	$2	$2
Expected return on plan assets	(1)	(1)	(1)

Net postretirement benefit cost	$1	$1	$1

      Projected benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used for our postretirement plan for 2005, 2004 and 2003:

	2005	2004	2003

	(Percent)
Assumptions related to benefit obligations at September 30:
Discount rate	5.25	5.75
Assumptions related to benefit costs at December 31:
Discount rate	5.75	6.00	6.75
Expected return on plan assets(1)	7.50	7.50	7.50

(1)	The expected return on plan assets is a pre-tax rate (before a tax rate ranging from 35 percent to 38 percent on postretirement benefits) that is primarily based on an expected risk-free investment return, adjusted for historical risk premiums and specific risk adjustments associated with our debt and equity securities. These expected returns were then weighted based on the target asset allocations of our investment portfolio.
     Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10.9 percent, gradually decreasing to 5.0 percent by the year 2015. Assumed health care cost trends can have a significant effect on the amounts reported for our postretirement benefit plan. However, it does not affect our costs because our costs are limited by defined dollar caps.
     Postretirement Plan Assets
      The following table provides the actual asset allocations in our postretirement plan as of September 30:

	Actual	Actual
Asset Category	2005	2004

	(Percent)
Equity securities	56	55
Debt securities	29	30
Other	15	15

Total	100	100

      The primary investment objective of our plan is to ensure that, over the long-term life of the plan, an adequate pool of sufficiently liquid assets exists to support the benefit obligation to participants, retirees and beneficiaries. In meeting this objective, the plan seeks to achieve a high level of investment return consistent with a prudent level of portfolio risk. Investment objectives are long-term in nature covering typical market cycles of three to five years. Any shortfall in investment performance compared to investment objectives is the result of general economic and capital market conditions.
      The target allocation for the invested assets is 65 percent equity and 35 percent fixed income. Other assets are held in cash for payment of benefits upon presentment. Any El Paso stock held by the plan is held indirectly through investments in mutual funds.

9. Supplemental Cash Flow Information
      The following table contains supplemental cash flow information for each of the three years ended December 31:

	2005	2004	2003

	(In millions)
Interest paid, net of capitalized interest	$121	$123	$119
Income tax payments (refunds)	(21)	72	(65)
10. Investments in Unconsolidated Affiliates and Transactions with Affiliates
     Investments in Unconsolidated Affiliates
      Bear Creek. We have a 50 percent ownership interest in Bear Creek, a joint venture with Southern Gas Storage Company, our affiliate and we account for this investment using the equity method of accounting. Bear Creek owns and operates an underground natural gas storage facility located in Louisiana. The facility has a capacity of 50 Bcf of base gas and 58 Bcf of working storage. Bear Creek’s working storage capacity is committed equally to SNG and our pipeline system under long-term contracts. Our investment in Bear Creek at December 31, 2005 and 2004, was $101 million and $151 million. We recognized equity earnings of $14 million in 2005, $13 million in 2004 and $12 million in 2003. During 2005, we received $64 million in dividends from Bear Creek.
      Portland Natural Gas Transmission System (PNGTS). In 2003, we sold our 30 percent interest in PNGTS to TransCanada Corporation for approximately $56 million. We recorded a pre-tax gain of approximately of $8 million related to this sale in our earnings from unconsolidated affiliates. We recognized equity earnings of $5 million in 2003.
      Summarized financial information of our proportionate share of unconsolidated affiliates as of and for the years ended December 31 are presented as follows.

	2005	2004	2003

	(In millions)
Operating results data:(1)
Operating revenues	$18	$18	$31
Operating expenses	7	7	12
Income from continuing operations and net income	14	13	17

(1)	Includes PNGTS through September 2003.

	2005	2004

	(In millions)
Financial position data:
Current assets	$40	$88
Non-current assets	63	65
Current liabilities	—	1
Non-current liabilities	2	1
Equity in net assets	101	151
     Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. However, at December 31, 2005 and 2004, we do not anticipate settlement of the entire amount within the next twelve months and therefore, classified this receivable as non-current on our balance sheet. At

December 31, 2005 and 2004, we had note receivables from El Paso and other affiliates of $697 million and $594 million. The interest rate at December 31, 2005 and 2004, was 5.0% and 2.0%.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We had state income taxes receivable of $28 million at December 31, 2004, which are included in accounts and notes receivable — other on our balance sheets. We also had income taxes payable of $16 million and $46 million at December 31, 2005 and 2004, which are included in taxes payable on our balance sheets. The majority of these balances will become payable to or receivable from El Paso. See Note 1 for a discussion of our tax accrual policy.
      Other Affiliate Balances. The following table shows other balances with our affiliates arising in the ordinary course of business at December 31:

	2005	2004

	(In millions)
Accounts and notes receivable — other	$20	$—
Other current assets	—	2
Non-current note receivable	2	2
Contractual deposits	7	7
Other non-current liabilities	1	1
      At December 31, 2005 and 2004, we had a non-interest bearing note receivable of $334 million from an El Paso affiliate. In addition, we have a $65 million variable interest rate note receivable from El Paso at December 31, 2005.
      In 2004, we acquired assets from our affiliate with a net book value of $8 million.
      Affiliate Revenues and Expenses. We transport gas for El Paso Marketing L.P. (EPM) in the normal course of our business. Services provided to EPM are based on the same terms as non-affiliates.
      El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. This allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. In addition to allocations from El Paso, we allocate costs to our pipeline affiliates for their share of pipeline services. El Paso currently bills us directly for compensation expense related to certain stock-based compensation awards granted directly to our employees as well as allocates to us our proportionate share of El Paso’s corporate compensation expense. On January 1, 2006, El Paso adopted SFAS No. 123(R), Share-Based Payment, which requires that companies measure all employee stock-based compensation awards at fair value on the date they are granted to employees and recognize compensation costs in its financial statements over the requisite service period. As a result, beginning in 2006, we will record additional expense for all stock-based compensation awards (including stock options) granted directly to our employees as well as our allocable share of El Paso’s corporate stock-based compensation expense.
      We store natural gas in an affiliated storage facility and utilize the ANR pipeline system to transport some of our natural gas. These activities were entered into in the normal course of our business and are based on the same terms as non-affiliates.
      The following table shows revenues and charges from our affiliates for each of the three years ended December 31:

	2005	2004	2003

	(In millions)
Revenues from affiliates	$25	$21	$37
Operation and maintenance expense from affiliates	52	49	71
Reimbursement of operating expenses charged to affiliates	79	69	52

11. Supplemental Selected Quarterly Financial Information (Unaudited)
      Financial information by quarter is summarized below:

	Quarters Ended

	March 31	June 30	September 30	December 31	Total

	(In millions)
2005
Operating revenues	$205	$182	$178	$192	$757
Operating income	77	45	49	46	217
Income before cumulative effect of accounting change	32	13	17	20	82
Cumulative effect of accounting change, net of income taxes	—	—	—	(3)	(3)
Net income	32	13	17	17	79
2004
Operating revenues	$228	$179	$166	$178	$751
Operating income	107	62	47	44	260
Net income	49	21	13	11	94

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Tennessee Gas Pipeline Company:
      In our opinion, the consolidated financial statements listed in the Index appearing under Item 15(a)(1), present fairly, in all material respects, the consolidated financial position of Tennessee Gas Pipeline Company and its subsidiaries (the “Company”) at December 31, 2005 and December 31, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, on December 31, 2005.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2006

SCHEDULE II
TENNESSEE GAS PIPELINE COMPANY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
(In millions)

	Balance at	Charged to				Charged to	Balance
	Beginning	Costs and				Other	at End
Description	of Period	Expenses		Deductions		Accounts	of Period

2005
Allowance for doubtful accounts	$3	$(1)		$(1)		$—	$1
Environmental reserves	42	(5	)(1)	(5	)(2)	—	32
2004
Allowance for doubtful accounts	$4	$—		$—		$(1)	$3
Legal reserves	—	—		(1)		1	—
Environmental reserves	46	—		(4	)(2)	—	42
2003
Allowance for doubtful accounts	$4	$—		$—		$—	$4
Legal reserves	4	(4)		—		—	—
Environmental reserves	84	(31	)(1)	(7	)(2)	—	46

(1)	Represents a reduction in the estimated costs to complete our internal remediation projects.
(2)	Primarily payments made for environmental remediation activities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      As of December 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.
      Based on the result of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter 2005.

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
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
      The audit fees for the years ended December 31, 2005 and 2004, of $810,000 and $925,000 were for professional services rendered by PricewaterhouseCoopers LLP for the audits of the consolidated financial statements of Tennessee Gas Pipeline Company.
All Other Fees
      No other audit-related, tax or other services were provided by our independent registered public accounting firm for the years ended December 31, 2005 and 2004.
Policy for Approval of Audit and Non-Audit Fees
      We are a wholly owned subsidiary of El Paso and do not have a separate audit committee. El Paso’s Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso’s pre-approval policies for audit and non-audit related services, see El Paso Corporation’s proxy statement for its 2006 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as a part of this report:
       1. Financial statements.
      The following consolidated financial statements are included in Part II, Item 8 of this report:

Page

Consolidated Statements of Income and Comprehensive Income	17
Consolidated Balance Sheets	18
Consolidated Statements of Cash Flows	19
Consolidated Statements of Stockholder’s Equity	20
Notes to Consolidated Financial Statements	21
Report of Independent Registered Public Accounting Firm	37

2. Financial statement schedules.

Schedule II — Valuation and Qualifying Accounts	38

All other schedules are omitted because they are not applicable, or the required information is disclosed in the financial statements or accompanying notes.

3. Exhibit list	41

TENNESSEE GAS PIPELINE COMPANY
EXHIBIT LIST
December 31, 2005
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

3.A		Restated Certificate of Incorporation dated May 11, 1999 (Exhibit 3.A to our 2004 Form 10-K).
3.B		By-laws dated as of June 24, 2002 (Exhibit 3.B to our 2002 Form 10-K).
*4.A		Indenture dated as of March 4, 1997, between TGP and Wilmington Trust Company (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee.
*4.A	.1	First Supplemental Indenture dated as of March 13, 1997, between TGP and the Trustee.
*4.A	.2	Second Supplemental Indenture dated as of March 13, 1997, between TGP and the Trustee.
*4.A	.3	Third Supplemental Indenture dated as of March 13, 1997, between TGP and the Trustee.
*4.A	.4	Fourth Supplemental Indenture dated as of October 9, 1998, between TGP and the Trustee.
4.A	.5	Fifth Supplemental Indenture dated June 10, 2002, between TGP and the Trustee (Exhibit 4.1 to our Form 8-K filed June 10, 2002).
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

10.B
Amended and Restated Security Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004).

21		Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
*31.A		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.B		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.A		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.B		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Undertaking
      We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. SEC upon request all constituent instruments defining the rights of holders of our debt and our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tennessee Gas Pipeline Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of March, 2006.

TENNESSEE GAS PIPELINE COMPANY

By:	/s/ Stephen C. Beasley

Stephen C. Beasley
Chairman of the Board and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Tennessee Gas Pipeline Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen C. Beasley Stephen C. Beasley	Chairman of the Board and President (Principal Executive Officer)	March 3, 2006

/s/ John R. Sult John R. Sult	Senior Vice President, Chief Financial Officer and Controller (Principal Accounting and Financial Officer)	March 3, 2006

/s/ Daniel B. Martin Daniel B. Martin	Senior Vice President and Director	March 3, 2006

/s/ Joe P. Dickerson Joe P. Dickerson	Vice President and Director	March 3, 2006

TENNESSEE GAS PIPELINE COMPANY
EXHIBIT INDEX
December 31, 2005
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

3.A		Restated Certificate of Incorporation dated May 11, 1999 (Exhibit 3.A to our 2004 Form 10-K).
3.B		By-laws dated as of June 24, 2002 (Exhibit 3.B to our 2002 Form 10-K).
*4.A		Indenture dated as of March 4, 1997, between TGP and Wilmington Trust Company (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee.
*4.A	.1	First Supplemental Indenture dated as of March 13, 1997, between TGP and the Trustee.
*4.A	.2	Second Supplemental Indenture dated as of March 13, 1997, between TGP and the Trustee.
*4.A	.3	Third Supplemental Indenture dated as of March 13, 1997, between TGP and the Trustee.
*4.A	.4	Fourth Supplemental Indenture dated as of October 9, 1998, between TGP and the Trustee.
4.A	.5	Fifth Supplemental Indenture dated June 10, 2002, between TGP and the Trustee (Exhibit 4.1 to our Form 8-K filed June 10, 2002).
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

10.B
Amended and Restated Security Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004).

21		Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
*31.A		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.B		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.A		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.B		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.