Form 10-Q
period 2006-03-31
TENNESSEE GAS PIPELINE CO
filed 2006-05-05
CIK 97142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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
      Common stock, par value $5 per share. Shares outstanding on May 5, 2006: 208
      TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2006	2005

Operating revenues	$230	$205

Operating expenses
Operation and maintenance	73	75
Depreciation, depletion and amortization	41	40
Taxes, other than income taxes	15	13

	129	128

Operating income	101	77
Earnings from unconsolidated affiliate	3	3
Other income, net	3	1
Interest and debt expense	(33)	(32)
Affiliated interest income, net	10	3

Income before income taxes	84	52
Income taxes	32	20

Net income	$52	$32

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2006 and 2005	98	123
Affiliates	17	25
Other	28	25
Materials and supplies	24	22
Deferred income taxes	11	9
Other	5	8

Total current assets	183	212

Property, plant and equipment, at cost	3,457	3,345
Less accumulated depreciation, depletion and amortization	540	543

	2,917	2,802
Additional acquisition cost assigned to utility plant, net	2,108	2,119

Total property, plant and equipment, net	5,025	4,921

Other assets
Notes receivable from affiliates	1,121	1,098
Investment in unconsolidated affiliate	104	101
Other	56	43

	1,281	1,242

Total assets	$6,489	$6,375

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$75	$85
Affiliates	29	18
Other	57	38
Current maturities of long-term debt	300	—
Taxes payable	46	37
Accrued interest	44	24
Contractual deposits	21	21
Other	19	21

Total current liabilities	591	244

Long-term debt, less current maturities	1,300	1,600

Other liabilities
Deferred income taxes	1,286	1,271
Regulatory liabilities	181	170
Other	52	63

	1,519	1,504

Commitments and contingencies
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,207	2,207
Retained earnings	872	820

Total stockholder’s equity	3,079	3,027

Total liabilities and stockholder’s equity	$6,489	$6,375

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2006	2005

Cash flows from operating activities
Net income	$52	$32
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	41	40
Deferred income taxes	13	9
Earnings from unconsolidated affiliate	(3)	(3)
Asset and liability changes	(22)	(5)

Net cash provided by operating activities	81	73

Cash flows from investing activities
Additions to property, plant and equipment	(58)	(36)
Net change in affiliate advances	(23)	(37)

Net cash used in investing activities	(81)	(73)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
      We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2006, and for the quarters ended March 31, 2006 and 2005, are unaudited. We derived the balance sheet as of December 31, 2005, from the audited balance sheet filed in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
  Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K, except as discussed below.
      Accounting for Pipeline Integrity Costs. On January 1, 2006, we adopted an accounting release issued by the Federal Energy Regulatory Commission (FERC) that requires us to prospectively expense certain costs we incur related to our pipeline integrity program. Prior to January 1, 2006, we capitalized these costs as part of our property, plant and equipment. The adoption of this accounting release did not have a material impact to our financial statements as of and for the quarter ended March 31, 2006.
2. Debt and Credit Facilities
  Debt
      The holders of our $300 million, 7.0% debentures due in March 2027, have the option to require us to redeem their debentures at par value on March 15, 2007, together with accrued and unpaid interest. Therefore, we reclassified this amount to current maturities of long-term debt in 2006 to reflect this option.
  Credit Facilities
      El Paso maintains a $3 billion credit agreement. We are an eligible borrower under the credit agreement and are only liable for amounts we directly borrow. Our common stock, our interest in Bear Creek Storage Company (Bear Creek), and the common stock of several of our affiliates are pledged as collateral under the agreement. At March 31, 2006, El Paso had $1.2 billion outstanding as a term loan and $1.6 billion of letters of credit issued under the credit agreement. We have no borrowings or letter of credit obligations under this agreement. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2005 Annual Report on Form 10-K.
3. Commitments and Contingencies
  Legal Proceedings
      Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege a mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (in re: Natural Gas Royalties Qui Tam Litigation, U.S.

District Court for the District of Wyoming.) These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions on jurisdictional grounds. If the court adopts these recommendations, it will result in the dismissal of this case on jurisdictional grounds. Similar allegations were filed in a second action in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas on non-federal and non-Native American lands. The plaintiffs currently seek certification of a class of royalty owners in wells in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. In each of these cases, the applicable plaintiff seeks an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      Hurricane Litigation. We have been named in two class action petitions for damages filed in the United States District Court for the Eastern District of Louisiana against all oil and natural gas pipeline and production companies that dredged pipeline canals, installed transmission lines or drilled for oil and natural gas in the marshes of coastal Louisiana. The lawsuits, George Barasich, et al. v. Columbia Gulf Transmission Company, et al. and Charles Villa Jr., et al. v. Columbia Gulf Transmission Company, et al. assert that the defendants caused erosion and land loss, which destroyed critical protection against hurricane surges and winds and was a substantial cause of the loss of life and destruction of property. The first lawsuit alleges damages associated with Hurricane Katrina. The second lawsuit alleges damages associated with Hurricanes Katrina and Rita. The court consolidated the two lawsuits. Our costs and legal exposures related to these lawsuits and claims are not currently determinable.
      In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at March 31, 2006.
  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2006, we had accrued approximately $21 million, including approximately $20 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, and approximately $1 million for related environmental legal costs. Our accrual was based on the most likely outcome that can be reasonably estimated. During the first quarter of 2006, we reduced our accrual by $10 million as a result of the completion of certain negotiations with state and federal regulatory agencies which reduced our estimated costs to remediate polychlorinated biphenyls (PCBs) and other hazardous substances at several of our sites. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

      Below is a reconciliation of our accrued liability from January 1, 2006 to March 31, 2006 (in millions):

Balance at January 1, 2006	$32
Reduction in estimated costs	(10)
Payments for remediation activities	(1)

Balance at March 31, 2006	$21

      For the remainder of 2006, we estimate that our total remediation expenditures will be approximately $9 million, which will be expended under government directed clean-up plans.
      PCB Cost Recoveries. Pursuant to a consent order executed by us in May 1994 with the Environmental Protection Agency, we have been conducting various remediation activities at certain of our compressor stations associated with the presence of PCB and certain other hazardous materials. We have recovered a substantial portion of the environmental costs identified in our PCB remediation project through a surcharge to our customers. An agreement with our customers, approved by the FERC in November 1995, established the surcharge mechanism. The current surcharge collection period is currently set to expire in June 2006, with further extensions subject to a filing with the FERC. As of March 31, 2006, we had pre-collected PCB costs of approximately $134 million. This pre-collected amount will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the difference, plus carrying charges incurred up to the date of the refunds. At March 31, 2006, our regulatory liability for estimated future refund obligations to our customers increased by $7 million to approximately $120 million.
      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2006, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.
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
Guarantees
      We are or have been involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. See our 2005 Annual Report on Form 10-K for a description of these guarantees. As of March 31, 2006, we had approximately $7 million of financial and performance guarantees not otherwise reflected in our financial statements.

4. Investment in Unconsolidated Affiliate and Transactions with Affiliates
  Investment in Unconsolidated Affiliate
      Our investment in unconsolidated affiliate is accounted for using the equity method of accounting and consists of our 50 percent ownership interest in Bear Creek. Summarized income statement information of our proportionate share of the income of this investment for the quarters ended March 31 is as follows:

	2006	2005

	(In millions)
Operating results data:
Operating revenues	$4	$4
Operating expenses	2	2
Income from continuing operations and net income	3	3
  Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, classified this receivable as non-current on our balance sheets. At March 31, 2006 and December 31, 2005, we had notes receivable from El Paso and other affiliates of $719 million and $697 million. The interest rate at March 31, 2006 and December 31, 2005 was 5.5% and 5.0%.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. federal and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We had income taxes payable of $34 million and $16 million at March 31, 2006 and December 31, 2005, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.
      Other Affiliate Balances. The following table shows other balances with our affiliates arising in the ordinary course of business:

	March 31,	December 31,
	2006	2005

	(In millions)
Accounts and notes receivable — other	$24	$20
Non-current note receivable	402	401
Contractual deposits	7	7
Other non-current liabilities	1	1
      Affiliate Revenues and Expenses. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we allocate costs to our pipeline affiliates for their proportionate share of our pipeline services. The allocations from El Paso are based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense and income taxes (EBIT), gross property and payroll.
      The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2006	2005

	(In millions)
Revenues from affiliates	$5	$5
Operation and maintenance expenses from affiliates	10	13
Reimbursement of operating expenses charged to affiliates	20	19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with the information disclosed in our 2005 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses EBIT to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. Our business consists of consolidated operations as well as an investment in an unconsolidated affiliate. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investment using the same performance measure analyzed internally by our management. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the quarters ended March 31:

	2006	2005

	(In millions, except
	volume amounts)
Operating revenues	$230	$205
Operating expenses	(129)	(128)

Operating income	101	77
Earnings from unconsolidated affiliate	3	3
Other income, net	3	1

EBIT	107	81
Interest and debt expense	(33)	(32)
Affiliated interest income, net	10	3
Income taxes	(32)	(20)

Net income	$52	$32

Throughput volumes (BBtu/d)	4,936	5,026

      The following items contributed to our overall EBIT increase of $26 million for the quarter ended March 31, 2006 as compared to the same period in 2005:

				EBIT
	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations, revaluations and other natural gas sales	$20	$2	$—	$22
Higher services revenues	6	—	—	6
Environmental reserve adjustment	—	3	—	3
Hurricanes Katrina and Rita	—	(5)	—	(5)
Other(1)	(1)	(1)	2	—

Total impact on EBIT	$25	$(1)	$2	$26

(1)	Consists of individually insignificant items.

     The following provides further discussions of some of the significant items listed above as well as events that may affect our operations in the future.
      Gas Not Used in Operations, Revaluations and Other Natural Gas Sales. During the first quarter of 2006, EBIT was favorably impacted by approximately $20 million due to a decrease in the index prices used to value our negative net gas position at December 31, 2005. For a further discussion of our gas not used in operations and other natural gas sales, see our 2005 Annual Report on Form 10-K.
      Higher Services Revenues. During the quarter ended March 31, 2006, our reservation revenues increased due to additional sales of capacity. In addition, our usage revenues increased overall, primarily due to revenues received from increased activity under various interruptible services provided under our tariff.
      Environmental Reserve Adjustment. In the first quarter of 2006, we reduced our estimated costs to complete our internal PCB remediation project by approximately $10 million, net of amounts we are obligated to refund to our customers, which, resulted in a $3 million favorable impact to EBIT. For further discussion of our PCB cost recoveries, see Part I, Item I, Note 3.
      Hurricanes Katrina and Rita. During the first quarter of 2006, we incurred higher operation and maintenance costs of approximately $5 million to repair damage to our pipeline system caused by Hurricanes Katrina and Rita.
Affiliated Interest Income, Net
      Affiliated interest income, net for the quarter ended March 31, 2006, was $7 million higher than the same period in 2005 due primarily to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances due from El Paso of $449 million for the first quarter of 2005 increased to $764 million for the same period in 2006. In addition, the average short-term interest rates for the first quarter increased from 2.9% in 2005 to 5.2% for the same period in 2006.
Income Taxes

	Quarter Ended
	March 31,

	2006	2005

	(In millions,
	except for rates)
Income taxes	$32	$20
Effective tax rate	38%	38%
      Our effective tax rates were different than the statutory rate of 35 percent, primarily due to the effect of state income taxes.
Liquidity and Capital Expenditures
Liquidity Overview
      Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At March 31, 2006, we had notes receivable from El Paso and other affiliates of $719 million that are due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, classified this receivable as non-current on our balance sheet.
      In addition to the cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our common stock, our interest in Bear Creek and the common stock of several of our affiliates are pledged as collateral. At March 31, 2006, El Paso had $1.2 billion outstanding as a term loan and $1.6 billion of letters of credit issued under the credit agreement. We have no borrowings or letter of credit obligations under this agreement. In addition to our advances under the cash management program, we also had notes receivable of $402 million from El Paso and other affiliates. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital and debt service requirements for our existing operations and planned expansion opportunities.
Debt
      The holders of our $300 million, 7.0% debentures due in March 2027, have the option to require us to redeem their debentures at par value on March 15, 2007, together with accrued and unpaid interest. To the extent the holders decide to redeem these debentures, we would repay our obligations by recovering amounts advanced to El Paso under its cash management program or through other financing activities.
Capital Expenditures
      Our capital expenditures for the quarter ended March 31, 2006 were approximately $58 million of which $35 million, net of insurance proceeds, was attributable to repairs for hurricane damage. We expect to spend approximately $303 million for the remainder of 2006 for capital expenditures, consisting of $71 million to expand the capacity on our system, $130 million for maintenance capital and $102 million to repair damage caused by the hurricanes . We expect to fund these capital expenditures through the use of internally generated funds.
      We continue to assess the damage caused by Hurricanes Katrina and Rita. Through El Paso, we are part of a mutual insurance company, and are subject to certain individual and aggregate loss limits by event. The mutual insurance company indicated that aggregate losses for both Hurricanes Katrina and Rita will exceed the per event limits allowed under the program. As a result, we will not receive insurance recoveries on some of the costs we incur, which will impact our liquidity and financial results. In addition, the timing of our replacements of the damaged property and equipment may differ from the related insurance reimbursement, which could impact our liquidity from period to period. Total cumulative costs incurred as of March 31, 2006, our estimate of future costs and reimbursements of these costs are shown below:

		Estimated Future Costs
	Total Costs					Insurance
	Incurred as of	Operation and		Estimated Cost		Reimbursements
Hurricane	March 31, 2006	Maintenance	Capital	Recovery		Received

	(In millions, except for percentages)
Ivan	$51	$1	$—	100%		$22
Katrina(1)	85	20	129	37	%(2)	—
Rita	24	10	37	80%		—

Total	$160	$31	$166			$22

(1)	Included in our projected operation and maintenance and capital costs is related improvements of less than $1 million and $15 million, respectively.

(2)	During the quarter ended March 31, 2006, our estimated insurance recoveries were reduced.
     The mutual insurance company has also indicated that effective June 1, 2006, the aggregate loss limits on future events will be reduced to $500 million from $1 billion, which could further limit our recoveries on future hurricanes or other insurable events.
Commitments and Contingencies
      See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of March 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.
      Based on the result of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2006.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2005 Annual Report on Form 10-K filed with the SEC.
Item 1A. Risk Factors
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
      Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2005 Annual Report on Form 10-K. There have been no material changes in these risk factors since that report.
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
Item 5. Other Information
      None.

Item 6. Exhibits
      Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Date: May 5, 2006

/s/ STEPHEN C. BEASLEY

Stephen C. Beasley
Chairman of the Board and President
(Principal Executive Officer)
Date: May 5, 2006

/s/ JOHN R. SULT

John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

TENNESSEE GAS PIPELINE COMPANY
EXHIBIT INDEX
      Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.