Form 10-Q
period 2006-06-30
TENNESSEE GAS PIPELINE CO
filed 2006-08-07
CIK 97142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-4101

Tennessee Gas Pipeline Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	74-1056569 (I.R.S. Employer Identification No.)

El Paso Building 1001 Louisiana Street Houston, Texas (Address of Principal Executive Offices)	77002 (Zip Code)

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

     Common stock, par value $5 per share. Shares outstanding on August 7, 2006: 208

     TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

TENNESSEE GAS PIPELINE COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Below is a list of terms that are common to our industry and used throughout this document:

/d = per day	MMcf = million cubic feet
BBtu = billion British thermal units

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “us”, “we”, “our”, or “ours”, we are describing Tennessee Gas Pipeline Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating revenues	$194	$182	$424	$387

Operating expenses
Operation and maintenance	78	83	151	158
Depreciation, depletion and amortization	41	40	82	80
Taxes, other than income taxes	13	14	28	27

	132	137	261	265

Operating income	62	45	163	122
Earnings from unconsolidated affiliate	3	4	6	7
Other income, net	3	1	6	2
Interest and debt expense	(32)	(33)	(65)	(65)
Affiliated interest income, net	11	4	21	7

Income before income taxes	47	21	131	73
Income taxes	18	8	50	28

Net income	$29	$13	$81	$45

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2006 and 2005	87	123
Affiliates	17	25
Other	26	25
Materials and supplies	24	22
Deferred income taxes	21	9
Other	4	8

Total current assets	179	212

Property, plant and equipment, at cost	3,531	3,345
Less accumulated depreciation, depletion and amortization	566	543

	2,965	2,802
Additional acquisition cost assigned to utility plant, net	2,099	2,119

Total property, plant and equipment, net	5,064	4,921

Other assets
Notes receivable from affiliates	1,139	1,098
Investment in unconsolidated affiliate	107	101
Other	49	43

	1,295	1,242

Total assets	$6,538	$6,375

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$99	$85
Affiliates	34	18
Other	37	38
Current maturities of long-term debt	300	—
Taxes payable	60	37
Accrued interest	24	24
Contractual deposits	24	21
Other	47	21

Total current liabilities	625	244

Long-term debt, less current maturities	1,301	1,600

Other liabilities
Deferred income taxes	1,305	1,271
Regulatory liabilities	151	170
Other	48	63

	1,504	1,504

Commitments and contingencies
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,207	2,207
Retained earnings	901	820

Total stockholder’s equity	3,108	3,027

Total liabilities and stockholder’s equity	$6,538	$6,375

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities
Net income	$81	$45
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	82	80
Deferred income taxes	22	18
Earnings from unconsolidated affiliate	(6)	(7)
Other non-cash income items	(2)	—
Asset and liability changes	20	15

Net cash provided by operating activities	197	151

Cash flows from investing activities
Additions to property, plant and equipment	(160)	(70)
Net change in notes receivable from affiliates	(41)	(82)
Other	4	1

Net cash used in investing activities	(197)	(151)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2006, and for the quarters and six months ended June 30, 2006 and 2005, are unaudited. We derived the balance sheet as of December 31, 2005, from the audited balance sheet filed in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

  Significant Accounting Policies

Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K, except as discussed below.

Accounting for Pipeline Integrity Costs.  As of January 1, 2006, we adopted an accounting release issued by the Federal Energy Regulatory Commission (FERC) that requires us to prospectively expense certain costs we incur related to our pipeline integrity program. Prior to adoption, we capitalized these costs as part of our property, plant and equipment. During the quarter and six months ended June 30, 2006, we expensed approximately $3 million as a result of the adoption of this accounting release. We anticipate we will expense additional costs of approximately $6 million for the remainder of the year.

  New Accounting Pronouncement Issued But Not Yet Adopted

Accounting for Uncertainty in Income Taxes.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of being sustained under examination) prior to recording a benefit for its tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this interpretation will be recorded as an adjustment to the beginning balance of retained earnings, or other components of stockholder’s equity as appropriate, in the period of adoption. We will adopt the provisions of this interpretation effective January 1, 2007, and are currently evaluating the impact, if any, that this standard will have on our financial statements.

2. Debt and Credit Facilities

  Debt

The holders of our $300 million, 7.0% debentures due in March 2027, have the option to require us to redeem their debentures at par value on March 15, 2007, together with accrued and unpaid interest. Therefore, we reclassified this amount to current maturities of long-term debt as of June 30, 2006 to reflect this option.

  Credit Facilities

At June 30, 2006, El Paso had $965 million outstanding as a term loan and $1.5 billion of letters of credit issued under its $3 billion credit agreement. We had no borrowings or letter of credit obligations under the $3 billion credit agreement at June 30, 2006. In July 2006, El Paso restructured its $3 billion credit agreement. As part of this restructuring, El Paso entered into a new $1.75 billion credit agreement, consisting of a $1.25 billion three-year revolving credit facility and a $500 million five-year deposit letter of credit facility. We continue to be an eligible borrower under the new $1.75 billion credit agreement and are only liable for amounts we directly borrow. In addition, our common stock and the common stock of several of our affiliates are pledged as collateral under the $1.75 billion credit agreement. As of July 31, 2006, there was approximately $0.6 billion of capacity available under the $1.75 billion credit agreement.

3. Commitments and Contingencies

  Legal Proceedings

Gas Measurement Cases.  We and a number of our affiliates were named defendants in actions that generally allege a mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.) These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions. If the court adopts these recommendations, it will result in the dismissal of this case. Similar allegations were filed in a second action in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas on non-federal and non-Native American lands. The plaintiffs currently seek certification of a class of royalty owners in wells in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. In each of these cases, the applicable plaintiff seeks an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

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

For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no material accruals for our outstanding legal matters at June 30, 2006.

  Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2006, we had accrued approximately $21 million, including approximately $20 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, and approximately $1 million for related environmental legal costs. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no amount in that range is more likely than any other, the lower end of the expected range has been accrued. During the six months ended June 30, 2006, we reduced our accrual by $10 million as a result of the completion of certain negotiations with state and federal regulatory agencies which reduced our estimated costs to remediate polychlorinated biphenyls (PCBs) and other hazardous substances at several of our sites. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

Below is a reconciliation of our accrued liability from January 1, 2006 to June 30, 2006 (in millions):

Balance at January 1, 2006	$32
Reduction in estimated costs	(10)
Payments for remediation activities	(1)

Balance at June 30, 2006	$21

For the remainder of 2006, we estimate that our total remediation expenditures will be approximately $7 million, which will be expended under government directed clean-up plans.

PCB Cost Recoveries.  Pursuant to a consent order executed with the United States Environmental Protection Agency in May 1994, we have been conducting various remediation activities at certain of our compressor stations associated with the presence of PCB and certain other hazardous materials. We have recovered a substantial portion of the environmental costs identified in our PCB remediation project through a surcharge to our customers. An agreement with our customers, approved by the FERC in November 1995, established the surcharge mechanism. The surcharge collection period is currently set to expire in June 2008, with further extensions subject to a filing with the FERC. As of June 30, 2006, we had pre-collected PCB costs of approximately $136 million. This pre-collected amount will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the difference, plus carrying charges incurred up to the date of the refunds. Our regulatory liability for estimated future refund obligations to our customers increased from approximately $110 million at December 31, 2005 to approximately $123 million at June 30, 2006.

CERCLA Matters.  We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2006, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

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

Guarantees

We are or have been involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. See our 2005 Annual Report on Form 10-K for a description of these guarantees. As of June 30, 2006, we had approximately $8 million of financial and performance guarantees not otherwise reflected in our financial statements.

4. Investment in Unconsolidated Affiliate and Transactions with Affiliates

  Investment in Unconsolidated Affiliate

Our investment in unconsolidated affiliate consists of our 50 percent ownership interest in Bear Creek Storage Company. Summarized income statement information of our proportionate share of the income of this investment for the periods ended June 30 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)

Operating results data:
Operating revenues	$5	$5	$9	$9
Operating expenses	2	2	4	4
Income from continuing operations and net income	3	4	6	7

  Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, have classified this receivable as non-current on our balance sheets. At June 30, 2006 and December 31, 2005, we had notes receivable from El Paso of $736 million and $697 million. The interest rate at June 30, 2006 and December 31, 2005 was 6.2% and 5.0%.

Taxes.  We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. federal and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We had income taxes payable of $42 million and $16 million at June 30, 2006 and December 31, 2005, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.

Other Affiliate Balances.  The following table shows other balances with our affiliates arising in the ordinary course of business:

	June 30,	December 31,
	2006	2005
	(In millions)

Accounts and notes receivable — other	$11	$11
Non-current note receivable	403	401
Contractual deposits	7	7
Other non-current liabilities	1	1

Affiliate Revenues and Expenses.  El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we allocate costs to our pipeline affiliates for their proportionate share of our pipeline services. The allocations from El Paso and the allocations to our affiliates are based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense and income taxes (EBIT), gross property and payroll.

The following table shows revenues and charges from/to our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)

Revenues from affiliates	$6	$7	$11	$12
Operation and maintenance expenses from affiliates	12	14	22	27
Reimbursements of operating expenses charged to affiliates	20	20	40	39

We store natural gas in an affiliated storage facility under a long-term contract. We entered into this contract in the normal course of our business. For the quarters and six months ended June  30, 2006 and 2005, we incurred operation and maintenance expenses of approximately $4 million and $9 million related to this contract.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2005 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management, as well as El Paso’s management, uses EBIT to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. Our business consists of consolidated operations as well as an investment in an unconsolidated affiliate. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investment using the same performance measure analyzed internally by our management. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the six months ended June 30:

	2006	2005
	(In millions, except
	volume amounts)

Operating revenues	$424	$387
Operating expenses	(261)	(265)

Operating income	163	122
Earnings from unconsolidated affiliate	6	7
Other income, net	6	2

EBIT	175	131
Interest and debt expense	(65)	(65)
Affiliated interest income, net	21	7
Income taxes	(50)	(28)

Net income	$81	$45

Throughput volumes (BBtu/d)	4,721	4,668

The following items contributed to our overall EBIT increase of $44 million for the six months ended June 30, 2006 as compared to the same period in 2005:

				EBIT
	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)

Gas not used in operations, revaluations and other natural gas sales	$29	$2	$—	$31
Higher services revenues	11	—	—	11
Lower general and administrative expenses	—	11	—	11
Hurricanes Katrina and Rita	—	(7)	—	(7)
Environmental reserve adjustment	—	3	—	3
Other(1)	(3)	(5)	3	(5)

Total impact on EBIT	$37	$4	$3	$44

(1)	Consists of individually insignificant items.

The following provides further discussions of some of the significant items listed above as well as events that may affect our operations in the future.

Gas Not Used in Operations, Revaluations and Other Natural Gas Sales.  During the six months ended June 30, 2006, EBIT was favorably impacted by approximately $31 million due primarily to a decrease in the index prices used to value our negative net gas position at December 31, 2005. In addition, prices for excess gas not used in our operations during the six months ended June 30, 2006, were higher than the same period in 2005, which favorably impacted EBIT. For a further discussion of our gas not used in operations and other natural gas sales, see our 2005 Annual Report on Form 10-K.

Higher Services Revenues.  During the six months ended June 30, 2006, our reservation revenues increased due to sales of additional capacity. In addition, our usage revenues increased overall, primarily due to increased activity under various interruptible services provided under our tariff.

Lower General and Administrative Expenses.  During the six months ended June 30, 2006, our general and administrative expenses were lower than the same period in 2005, primarily due to a decrease in accrued benefit costs and lower allocated costs from El Paso.

Hurricanes Katrina and Rita.  We recorded approximately $7 million in higher operation and maintenance expenses during the six months ended June 30, 2006 and anticipate recording additional expenses of approximately $6 million for the remainder of 2006. For a further discussion of the impact of these hurricanes on our capital expenditures, see Liquidity and Capital Expenditures below.

Environmental Reserve Adjustment.  In the first quarter of 2006, we reduced our estimated costs to complete our internal PCB remediation project by approximately $10 million, net of amounts we are obligated to refund to our customers, which, resulted in a $3 million favorable impact to EBIT. For further discussion of our PCB cost recoveries, see Part I, Item 1, Note 3.

Expansions.  In May 2006, the FERC granted certificate authorization for our proposed Northeast ConneXion-New England Project. This project will add 108 MMcf/d of incremental firm transportation capacity to the New England region from the Gulf of Mexico supply sources. Estimated costs to complete the project are approximately $111 million and the anticipated in service date is November 2007. The expansion is estimated to increase our revenues by $6 million in 2007 and $37 million annually thereafter.

Our Triple-T and Louisiana Deepwater Link expansion projects anticipated completion dates have been delayed to the fourth quarter of 2006 and April 2007, respectively. For further information on these projects see our 2005 Annual Report on Form 10-K.

Affiliated Interest Income, Net

Affiliated interest income, net for the six months ended June 30, 2006, was $14 million higher than the same period in 2005 due primarily to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances due from El Paso of $450 million for the six months of 2005 increased to $777 million for the same period in 2006. In addition, the average short-term interest rates for the six months increased from 3.5% in 2005 to 5.5% for the same period in 2006.

Income Taxes

	Six Months Ended
	June 30,
	2006	2005
	(In millions,
	except for rates)

Income taxes	$50	$28
Effective tax rate	38%	38%

Our effective tax rates were different than the statutory rate of 35 percent, primarily due to the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview

Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At June 30, 2006, we had notes receivable from El Paso of $736 million that are due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, have classified this receivable as non-current on our balance sheet. In addition to our advances under the cash management program, we had notes receivable from El Paso and other affiliates of $403 million at June 30, 2006.

We are eligible to borrow amounts available under El Paso’s $1.75 billion credit agreement. In July 2006, El Paso restructured its $3 billion credit agreement with a new $1.75 billion credit agreement, consisting of a $1.25 billion three-year revolving credit facility and a $500 million five-year deposit letter of credit facility. We are only liable for amounts we directly borrow. In addition, our common stock and the common stock of several of our affiliates are pledged as collateral under the $1.75 billion credit agreement. As of July 31, 2006, there was approximately $0.6 billion of capacity available under the $1.75 billion credit agreement.

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

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2006 were approximately $164 million, which included an accrual of approximately $4 million, and $102 million, net of insurance proceeds, for repairs related to hurricane damage. We expect to spend approximately $174 million for the remainder of 2006 for capital expenditures, consisting of $62 million to expand the capacity on our system and $112 million for maintenance capital. We expect to fund these capital expenditures through the use of internally generated funds.

We continue to assess and repair the damage caused by Hurricanes Katrina and Rita. Through El Paso, we are part of a mutual insurance company, and are subject to certain individual and aggregate loss limits by event. The mutual insurance company has indicated that aggregate losses for both Hurricanes Katrina and Rita will exceed the per event limits allowed under the program, and that we will not receive insurance recoveries on some of the costs we incur, which will impact our liquidity and financial results. In addition, the timing of our replacements of the damaged property and equipment may differ from the related insurance reimbursement, which could impact our liquidity from period to period. Currently, we estimate that the total repair costs related to these hurricanes will be approximately $312 million, of which we estimate approximately $173 million will be unrecoverable from insurance. Of the unrecoverable amount, we estimate that approximately $130 million will be capital related expenditures, approximately $71 million of which we expect to incur in 2006.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.

Based on the result of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2006.

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

Exhibit
Number		Description

10	.A	Amended and Restated Credit Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent. (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on August 2, 2006.)
10	.B	Amended and Restated Security Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Guarantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank. (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on August 2, 2006.)
*31	.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 7, 2006
/s/  STEPHEN C. BEASLEY
Stephen C. Beasley
Chairman of the Board and President
(Principal Executive Officer)

Date: August 7, 2006
/s/  JOHN R. SULT
John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

TENNESSEE GAS PIPELINE COMPANY

EXHIBIT INDEX

Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

10	.A	Amended and Restated Credit Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent. (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on August 2, 2006.)
10	.B	Amended and Restated Security Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Guarantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank. (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on August 2, 2006.)
*31	.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.