Form 10-Q
period 2006-09-30
TENNESSEE GAS PIPELINE CO
filed 2006-11-06
CIK 97142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

     Common stock, par value $5 per share.  Shares outstanding on November 3, 2006: 208

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

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenues	$182	$178	$606	$565

Operating expenses
Operation and maintenance	87	75	238	233
Depreciation, depletion and amortization	41	41	123	121
Taxes, other than income taxes	14	13	42	40

	142	129	403	394

Operating income	40	49	203	171
Earnings from unconsolidated affiliate	4	4	10	11
Other income, net	3	1	9	3
Interest and debt expense	(32)	(33)	(97)	(98)
Affiliated interest income, net	13	8	34	15

Income before income taxes	28	29	159	102
Income taxes	11	12	61	40

Net income	$17	$17	$98	$62

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2006 and 2005	32	123
Affiliates	62	25
Other	14	25
Materials and supplies	26	22
Assets held for sale	28	—
Deferred income taxes	19	9
Other	7	8

Total current assets	188	212

Property, plant and equipment, at cost	3,587	3,345
Less accumulated depreciation, depletion and amortization	585	543

	3,002	2,802
Additional acquisition cost assigned to utility plant, net	2,089	2,119

Total property, plant and equipment, net	5,091	4,921

Other assets
Notes receivable from affiliates	1,157	1,098
Investment in unconsolidated affiliate	93	101
Other	48	43

	1,298	1,242

Total assets	$6,577	$6,375

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$79	$85
Affiliates	28	18
Other	40	38
Current maturities of long-term debt	300	—
Taxes payable	68	37
Accrued interest	44	24
Contractual deposits	29	21
Other	48	21

Total current liabilities	636	244

Long-term debt, less current maturities	1,301	1,600

Other liabilities
Deferred income taxes	1,309	1,271
Regulatory liabilities	157	170
Other	49	63

	1,515	1,504

Commitments and contingencies
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,207	2,207
Retained earnings	918	820

Total stockholder’s equity	3,125	3,027

Total liabilities and stockholder’s equity	$6,577	$6,375

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities
Net income	$98	$62
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	123	121
Deferred income taxes	28	42
Earnings from unconsolidated affiliate, adjusted for cash distributions	7	53
Other non-cash income items	(4)	—
Asset and liability changes	74	67

Net cash provided by operating activities	326	345

Cash flows from investing activities
Additions to property, plant and equipment	(275)	(121)
Net change in notes receivable from affiliates	(59)	(226)
Other	8	2

Net cash used in investing activities	(326)	(345)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles in the United States of America. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2006, and for the quarters and nine months ended September 30, 2006 and 2005, are unaudited. We derived the balance sheet as of December 31, 2005, from the audited balance sheet filed in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

Significant Accounting Policies

Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K, except as discussed below.

Accounting for Pipeline Integrity Costs.  As of January 1, 2006, we adopted an accounting release issued by the Federal Energy Regulatory Commission (FERC) that requires us to expense certain costs we incur related to our pipeline integrity program. Prior to adoption, we capitalized these costs as part of our property, plant and equipment. During the quarter and nine months ended September 30, 2006, we expensed approximately $2 million and $5 million as a result of the adoption of this accounting release. We anticipate we will expense additional costs of approximately $1 million for the remainder of the year.

New Accounting Pronouncements Issued But Not Yet Adopted

Accounting for Uncertainty in Income Taxes.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. The cumulative effect of applying the provisions of the new interpretation, if any, will be recorded as an adjustment to the beginning balance of retained earnings, or other components of stockholder’s equity as appropriate, in the period of adoption. We will adopt the provisions of this interpretation effective January 1, 2007, and are currently evaluating the impact that this interpretation will have on our financial statements.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on measuring the fair value of assets and liabilities in the financial statements. We will be required to adopt the provisions of this standard no later than in 2008, and are currently evaluating the impact, if any, that this will have on our financial statements.

Accounting for Pension and Other Postretirement Benefits.  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires companies to record an asset or liability for their pension and other postretirement benefit plans based on their funded or unfunded status.

The standard also requires any deferred amounts related to unrealized gains and losses or changes in actuarial assumptions to be recorded in accumulated other comprehensive income, a component of stockholder’s equity, until those gains and losses are realized. Finally, the standard requires companies to measure their pension and postretirement obligations as of their year end balance sheet date beginning in 2008.

We will adopt the provisions of this standard effective December 31, 2006, and currently do not anticipate that it will have a material impact on our financial statements. SFAS No. 158 will also require us to change the measurement date for our other postretirement benefit plans from September 30, the date we currently use, to December 31 beginning in 2008.

Evaluation of Prior Period Misstatements in Current Financial Statements.  In September 2006, the staff of the SEC released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how to evaluate the impact of financial statement misstatements from prior periods that have been identified in the current year. We will adopt the provisions of SAB No. 108 in the fourth quarter of 2006, and do not anticipate that it will have a material impact on our financial statements.

2.	Divestitures

Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify assets to be disposed of as held for sale or, if appropriate, discontinued operations when they have received appropriate approvals by our management or Board of Directors and when they meet other criteria. At September 30, 2006, we had assets held for sale of approximately $28 million as a result of our pending sale of a lateral. We will continue to own and operate the lateral up to the sale closing date, which is estimated to be in February 2007.

3.	Debt and Credit Facilities

Debt

The holders of our $300 million, 7.0% debentures due in March 2027, have the option to require us to redeem their debentures at par value on March 15, 2007, together with accrued and unpaid interest. We have classified this amount on our balance sheet as current maturities of long-term debt at September 30, 2006 to reflect this option.

Credit Facilities

In July 2006, El Paso restructured its $3 billion credit agreement. As part of this restructuring, El Paso entered into a new $1.75 billion credit agreement, consisting of a $1.25 billion three-year revolving credit facility and a $500 million five-year deposit letter of credit facility. We continue to be an eligible borrower under the new $1.75 billion credit agreement and are only liable for amounts we directly borrow. We had no borrowings at September 30, 2006 under the agreement. Our common stock and the common stock of several of our affiliates are pledged as collateral under the agreement. Our ownership in Tennessee Storage Company and our ownership interest in Bear Creek Gas Storage Company are no longer directly pledged as collateral. At September 30, 2006, there was approximately $0.7 billion of borrowing capacity available under the $1.75 billion credit agreement.

4.	Commitments and Contingencies

Legal Proceedings

Gas Measurement Cases.  We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions. In October 2006, the U.S. District Judge issued an order dismissing all measurement claims against all defendants.

Similar allegations were filed in a second action in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs currently seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. The plaintiffs seek an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to this lawsuit and claim are not currently determinable.

Hurricane Litigation.  We have been named in three class action petitions for damages filed in the United States District Court for the Eastern District of Louisiana against all oil and natural gas pipeline and production companies that dredged pipeline canals, installed transmission lines or drilled for oil and natural gas in the marshes of coastal Louisiana. The lawsuits, George Barasich, et al. v. Columbia Gulf Transmission Company, et al., and Charles Villa Jr., et al. v. Columbia Gulf Transmission Company, et al., (filed in 2005), and Henry and Hattie Bands et al. v. Columbia Gulf Transmission Company et al., (filed in August 2006), assert that the defendants caused erosion and land loss, which destroyed critical protection against hurricane surges and winds and was a substantial cause of the loss of life and destruction of property. The Barasich and Bands lawsuits allege damages associated with Hurricane Katrina. The Villa lawsuit alleges damages associated with Hurricanes Katrina and Rita. The court consolidated the Villa and Barasich cases and issued an order dismissing the cases for failure to state a claim on which relief could be granted. The Bands case was not consolidated at the time the Barasich and Villa dismissal order was issued; the defendants are seeking to have it dismissed on the same grounds. Our costs and legal exposure related to this lawsuit are not currently determinable.

In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no material accruals for our outstanding legal matters at September 30, 2006.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2006, we had accrued approximately $17 million, including approximately $16 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, and approximately $1 million for related environmental legal costs. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no amount in that range is more likely than any other, the lower end of the expected range has been accrued. During the nine months ended September 30, 2006, we reduced our accrual by $12 million as a result of the completion of negotiations with state and federal regulatory agencies, which reduced our estimated costs to remediate polychlorinated biphenyls (PCBs) and other hazardous substances at several of our sites. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

Below is a reconciliation of our accrued liability from January 1, 2006 to September 30, 2006 (in millions):

Balance at January 1, 2006	$32
Reduction in estimated costs	(12)
Payments for remediation activities	(3)

Balance at September 30, 2006	$17

For the remainder of 2006, we estimate that our total remediation expenditures will be approximately $3 million, which will be expended under government directed clean-up plans.

PCB Cost Recoveries.  Pursuant to a consent order executed with the United States Environmental Protection Agency in May 1994, we have been conducting remediation activities at certain of our compressor stations associated with the presence of PCB and other hazardous materials. We have recovered a substantial portion of the environmental costs identified in our PCB remediation project through a surcharge to our customers. An agreement with our customers, approved by the FERC in November 1995, established the surcharge mechanism. The surcharge collection period is currently set to expire in June 2008 with further extensions subject to a filing with the FERC. As of September 30, 2006, we had pre-collected PCB costs of approximately $138 million. This pre-collected amount will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the difference, plus carrying charges incurred up to the date of the refunds. Our regulatory liability for estimated future refund obligations to our customers increased from approximately $110 million at December 31, 2005 to approximately $127 million at September 30, 2006.

CERCLA Matters.  We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2006, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

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

Guarantees

We are or have been involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that result in the issuance of financial and performance guarantees. See our 2005 Annual Report on Form 10-K for a description of these guarantees. As of September 30, 2006, we had approximately $8 million of financial and performance guarantees not otherwise recorded in our financial statements.

5.	Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate

Our investment in unconsolidated affiliate consists of our 50 percent ownership interest in Bear Creek Storage Company. Summarized income statement information of our proportionate share of the income of this investment for the periods ended September 30 is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Operating results data:
Operating revenues	$4	$4	$13	$13
Operating expenses	1	1	5	5
Income from continuing operations and net income	4	4	10	11

For the nine months ended September 30, 2006 and 2005, we received $17 million and $64 million in dividends from Bear Creek.

Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, have classified this receivable as non-current on our balance sheets. At September 30, 2006 and December 31, 2005, we had notes receivable from El Paso of $736 million and $697 million. The interest rate at September 30, 2006 and December 31, 2005 was 5.2% and 5.0%.

Notes Receivable.  At September 30, 2006 and December 31, 2005, we had a non-interest bearing note receivable of $334 million from an El Paso affiliate. In addition, we had an $87 million and $67 million variable interest note receivable from El Paso at September 30, 2006 and December 31, 2005.

Accounts Receivable Sales Program.  During the third quarter of 2006, we entered into agreements to sell certain accounts receivable to a qualifying special purpose entity (QSPE) under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As of September 30, 2006, we sold approximately $61 million of receivables, received cash of approximately $31 million, received subordinated beneficial interests of approximately $30 million, and recognized a loss of less than $1 million. In conjunction with the sale, the QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $31 million on the closing date. Prior to its redemption, we reflect the subordinated beneficial interest in receivables sold as accounts and notes receivable – affiliate in our balance sheet. We reflect accounts receivable sold under this program and the related redemption of the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE, which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the period ended September 30, 2006.

Taxes.  We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. federal and certain state tax returns on our behalf. In certain states, we file and pay taxes directly to the state taxing authorities. We had income taxes payable of $47 million and $16 million at September 30, 2006 and December 31, 2005, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.

Other Affiliate Balances.  The following table shows other balances with our affiliates arising in the ordinary course of business:

	September 30,	December 31,
	2006	2005
	(In millions)

Accounts and notes receivable — other	$—	$11
Contractual deposits	8	7
Other non-current liabilities	1	1

Affiliate Revenues and Expenses.  We transport gas for El Paso Marketing L.P. (EPM) in the normal course of our business. Services provided to EPM are based on the same terms as non-affiliates. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we allocate costs to our pipeline affiliates for their proportionate share of our pipeline services. The allocations from El Paso and the allocations to our affiliates are based on the estimated level of effort devoted to our and their operations and the relative size of our and their earnings before interest expense and income taxes (EBIT), gross property and payroll.

The following table shows revenues and charges from/to our affiliates for the periods ended September 30:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Revenues from affiliates	$6	$7	$17	$19
Operation and maintenance expenses from affiliates(1)	13	19	44	55
Reimbursements of operating expenses charged to affiliates	18	20	58	59

(1)	Includes expenses related to a long-term storage contract with an affiliate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2005 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management, as well as El Paso’s management, uses EBIT to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. Our business consists of consolidated operations as well as an investment in an unconsolidated affiliate. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investment using the same performance measure analyzed internally by our management. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the nine months ended September 30:

	2006	2005
	(In millions, except volumes)

Operating revenues	$606	$565
Operating expenses	(403)	(394)

Operating income	203	171
Earnings from unconsolidated affiliate	10	11
Other income, net	9	3

EBIT	222	185
Interest and debt expense	(97)	(98)
Affiliated interest income, net	34	15
Income taxes	(61)	(40)

Net income	$98	$62

Throughput volumes (BBtu/d)	4,646	4,492

The following items contributed to our overall EBIT increase of $37 million for the nine months ended September 30, 2006 as compared to the same period in 2005:

				EBIT
	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)

Gas not used in operations, revaluations and other natural gas sales	$28	$2	$—	$30
Higher services revenues	17	—	—	17
Lower general and administrative expenses	—	16	—	16
Impacts of Hurricanes Katrina and Rita	—	(13)	—	(13)
Higher pipeline integrity costs	—	(5)	—	(5)
Environmental reserve adjustment	—	4	—	4
Allowance for Funds Used During Construction	—	—	5	5
Other(1)	(4)	(13)	—	(17)

Total impact on EBIT	$41	$(9)	$5	$37

(1)	Consists of individually insignificant items.

The following provides further discussions of some of the significant items listed above as well as events that may affect our operations in the future.

Gas Not Used in Operations, Revaluations and Other Natural Gas Sales.  During the nine months ended September 30, 2006, our EBIT was favorably impacted by higher prices realized on sales of gas not used in our operations compared to the same period in 2005. In addition, our EBIT was favorably impacted by a decrease in the index prices used to value our negative net gas position at December 31, 2005. For a further discussion of our gas not used in operations and other natural gas sales, see our 2005 Annual Report on Form 10-K.

Higher Services Revenues.  During the nine months ended September 30, 2006, our reservation revenues increased due to sales of additional capacity and higher realized rates. In addition, our usage revenues increased overall, primarily due to increased activity under various interruptible services provided under our tariffs as a result of favorable market conditions.

Lower General and Administrative Expenses.  During the nine months ended September 30, 2006, our general and administrative expenses were lower than the same period in 2005, primarily due to a decrease in accrued benefit costs and lower allocated costs from El Paso.

Impacts of Hurricanes Katrina and Rita.  We recorded higher operation and maintenance expenses during the nine months ended September 30, 2006, as a result of unreimbursed amounts expended to repair the damage caused by Hurricanes Katrina and Rita. We anticipate recording additional expenses of approximately $6 million for the remainder of 2006. For a further discussion of the impact of these hurricanes on our capital expenditures, see Liquidity and Capital Expenditures below.

Higher Pipeline Integrity Costs.  As of January 1, 2006, we adopted an accounting release issued by the FERC that requires us to expense certain costs we incurred related to our pipeline integrity program. Prior to adoption, we capitalized these costs as part of our property, plant and equipment.

Environmental Reserve Adjustment.  During the nine months ended September 30, 2006, we reduced our estimate of the costs to complete our internal PCB remediation project by approximately $12 million, net of amounts we are obligated to refund to our customers, which resulted in a $4 million favorable impact to EBIT. For a further discussion of our PCB cost recoveries, see Item 1, Financial Statements, Note 4.

Allowance for Funds Used During Construction (AFUDC).  AFUDC was higher during the nine months ended September 30, 2006, primarily due to repairs for hurricane damage.

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

In July 2006, The FERC granted certificate authorization for our proposed Essex Middlesex Project. This project will add 80 MMcf/d of natural gas capacity to the New England area and serve various points on our New England system. Estimated costs to complete the project are approximately $38 million and the anticipated in service date is September 2007. The expansion is estimated to increase our revenues by $1 million in 2007 and $7 million annually thereafter.

Our previously announced Louisiana Deepwater Link and Triple-T expansion projects anticipated completion dates have been delayed to the first quarter of 2007 and the second quarter of 2007, respectively.

Sale of Lateral.  In August 2006, we executed an agreement with a third party to sell a lateral for approximately $36 million. We anticipate recording a gain on the sale of approximately $8 million during the first quarter of 2007. We do not anticipate any material adverse impacts on future earnings as a result of this sale.

Affiliated Interest Income, Net

Affiliated interest income, net for the nine months ended September 30, 2006, was $19 million higher than the same period in 2005 due to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances due from El Paso of $538 million for the nine months of 2005 increased to $784 million for the same period in 2006. In addition, the average short-term interest rates for the nine months increased from 3.8% in 2005 to 5.8% for the same period in 2006.

Income Taxes

	Nine Months Ended
	September 30,
	2006	2005
	(In millions,
	except for rates)

Income taxes	$61	$40
Effective tax rate	38%	39%

Our effective tax rates were different than the statutory rate of 35 percent, primarily due to the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview

Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At September 30, 2006, we had notes receivable from El Paso of $736 million that are due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, have classified this receivable as non-current on our balance sheet. In addition to advances under the cash management program, we had notes receivable from El Paso and other affiliates of $421 million at September 30, 2006.

During the third quarter of 2006, we entered into agreements to sell certain accounts receivable to a qualifying special purpose entity under SFAS No. 140. During the third quarter of 2006, we sold approximately $61 million of receivables, received cash of approximately $31 million, received subordinated beneficial interests of approximately $30 million, and recognized a loss of less than $1 million. The proceeds received from the sale were advanced to El Paso under the cash management program. We reflect accounts receivable sold under this program and the related redemption of the subordinated beneficial interests as operating cash flows in our statement of cash flows.

In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.75 billion credit agreement. In July 2006, El Paso restructured its $3 billion credit agreement with a new $1.75 billion credit agreement, consisting of a $1.25 billion three-year revolving credit facility and a $500 million five-year deposit letter of credit facility. We are only liable for amounts we directly borrow. We had no borrowings at September 30, 2006 under the agreement. Our common stock and the common stock of several of our affiliates are pledged as collateral under the agreement. Our ownership in Tennessee Storage Company and our ownership interest in Bear Creek Gas Storage Company are no longer directly pledged as collateral. At September 30, 2006, there was approximately $0.7 billion of borrowing capacity available under the $1.75 billion credit agreement.

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

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2006 were approximately $276 million, which included accruals of approximately $16 million. Our capital expenditures also included repairs for hurricane damage of approximately $130 million, net of insurance proceeds. We expect to spend approximately $99 million for the remainder of 2006 for capital expenditures, consisting of $45 million to expand the capacity on our system and $54 million for maintenance capital. We expect to fund these capital expenditures through the use of internally generated funds.

We continue to repair the damage caused by Hurricanes Katrina and Rita. Through El Paso, we are part of a mutual insurance company, and are subject to certain individual and aggregate loss limits by event. The mutual insurance company has indicated that aggregate losses for both Hurricanes Katrina and Rita will exceed the per event limits allowed under the program, and that we will not receive insurance recoveries on some of the costs we incur, which will impact our liquidity and financial results. In addition, the timing of our replacements of the damaged property and equipment may differ from the related insurance reimbursement, which could impact our liquidity from period to period. Currently, we estimate that the total repair costs related to these hurricanes will be approximately $326 million, of which we estimate approximately $180 million will not be recoverable from insurance. Of the unrecoverable amount, we estimate that approximately $137 million will be capital related expenditures. We have incurred capital costs of approximately $88 million through September 30, 2006 that were not recoverable from insurance.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.

Based on the result of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2006.

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

Exhibit
Number		Description

10	.A	Amended and Restated Credit Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on August 2, 2006).
10	.B	Amended and Restated Security Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Guarantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on August 2, 2006).
10	.C	First Tier Receivables Sale Agreement dated August 31, 2006, between Tennessee Gas Pipeline Company and TGP Finance Company, L.L.C. (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on September 8, 2006).
10	.D	Second Tier Receivables Sale Agreement dated August 31, 2006, between TGP Finance Company, L.L.C. and TGP Funding Company, L.L.C. (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on September 8, 2006).
10	.E	Receivables Purchase Agreement dated August 31, 2006, among TGP Funding Company, L.L.C., as Seller, Tennessee Gas Pipeline Company, as Servicer, Starbird Funding Corporation, as the initial Conduit Investor and Committed Investor, the other investors from time to time parties thereto, BNP Paribas, New York Branch, as the initial Managing Agent, the other Managing Agents from time to time parties thereto, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.C to our Current Report on Form 8-K, filed with the SEC on September 8, 2006).
*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TENNESSEE GAS PIPELINE COMPANY

Date: November 6, 2006
/s/  STEPHEN C. BEASLEY
Stephen C. Beasley
President
(Principal Executive Officer)

Date: November 6, 2006
/s/  JOHN R. SULT
John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

TENNESSEE GAS PIPELINE COMPANY

EXHIBIT INDEX

Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

10	.A	Amended and Restated Credit Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on August 2, 2006).
10	.B	Amended and Restated Security Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Guarantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on August 2, 2006).
10	.C	First Tier Receivables Sale Agreement dated August 31, 2006, between Tennessee Gas Pipeline Company and TGP Finance Company, L.L.C. (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on September 8, 2006).
10	.D	Second Tier Receivables Sale Agreement dated August 31, 2006, between TGP Finance Company, L.L.C. and TGP Funding Company, L.L.C. (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on September 8, 2006).
10	.E	Receivables Purchase Agreement dated August 31, 2006, among TGP Funding Company, L.L.C., as Seller, Tennessee Gas Pipeline Company, as Servicer, Starbird Funding Corporation, as the initial Conduit Investor and Committed Investor, the other investors from time to time parties thereto, BNP Paribas, New York Branch, as the initial Managing Agent, the other Managing Agents from time to time parties thereto, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.C to our Current Report on Form 8-K, filed with the SEC on September 8, 2006).
*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.