Form 10-Q
period 2007-03-31
TENNESSEE GAS PIPELINE CO
filed 2007-05-08
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Common stock, par value $5 per share. Shares outstanding on May 7, 2007: 208
     TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,
	2007	2006
Operating revenues	$226	$230

Operating expenses
Operation and maintenance	76	73
Depreciation and amortization	42	41
Gain on sale of asset	(7)	—
Taxes, other than income taxes	14	15

	125	129

Operating income	101	101
Earnings from unconsolidated affiliate	4	3
Other income, net	5	3
Interest and debt expense	(32)	(33)
Affiliated interest income, net	11	10

Income before income taxes	89	84
Income taxes	34	32

Net income	$55	$52

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	34	21
Affiliates	66	70
Other	89	43
Materials and supplies	30	28
Assets held for sale	—	28
Deferred income taxes	12	117
Other	7	7

Total current assets	238	314

Property, plant and equipment, at cost	3,706	3,707
Less accumulated depreciation and amortization	639	606

	3,067	3,101
Additional acquisition cost assigned to utility plant, net	2,068	2,079

Total property, plant and equipment, net	5,135	5,180

Other assets
Notes receivable from affiliates	1,144	1,073
Investment in unconsolidated affiliate	102	98
Other	40	37

	1,286	1,208

Total assets	$6,659	$6,702

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$36	$90
Affiliates	115	26
Other	32	44
Current maturities of long-term debt	—	300
Taxes payable	17	78
Asset retirement obligations	32	33
Accrued interest	44	24
Contractual deposits	31	28
Other	8	12

Total current liabilities	315	635

Long-term debt, less current maturities	1,602	1,302

Other liabilities
Deferred income taxes	1,328	1,407
Other	220	201

	1,548	1,608

Commitments and contingencies
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,208	2,207
Retained earnings	986	947
Accumulated other comprehensive income	—	3

Total stockholder’s equity	3,194	3,157

Total liabilities and stockholder’s equity	$6,659	$6,702

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$55	$52
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	42	41
Earnings from unconsolidated affiliate	(4)	(3)
Gain on sale of asset	(7)	—
Deferred income tax expense	101	13
Other non-cash income items	(2)	—
Asset and liability changes	(112)	(22)

Net cash provided by operating activities	73	81

Cash flows from investing activities
Additions to property, plant and equipment	(39)	(58)
Proceeds from disposal of asset	35	—
Net change in notes receivable from affiliates	(71)	(23)
Other	2	—

Net cash used in investing activities	(73)	(81)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
   Basis of Presentation
     We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10‑Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10‑Q along with our 2006 Annual Report on Form 10‑K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2007, and for the quarters ended March 31, 2007 and 2006, are unaudited. We derived the balance sheet as of December 31, 2006, from the audited balance sheet filed in our 2006 Annual Report on Form 10‑K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
   Significant Accounting Policies
     Our significant accounting policies and accounting pronouncements issued but not yet adopted are discussed in our 2006 Annual Report on Form 10-K. The information below provides updating information with respect to those policies.
     Accounting for Uncertainty in Income Taxes. On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and for all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a more-likely-than-not threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this more-likely-than-not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. For further information on the impact on our financial statements of the adoption of this interpretation, see Note 3.
2. Divestitures
     In February 2007, we completed the sale of a lateral for approximately $35 million and we recorded a pretax gain on the sale of approximately $7 million.
3. Income Taxes
     El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. With few exceptions, we and El Paso are no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1999. Certain issues raised on examinations by tax authorities on El Paso’s 2003 and 2004 federal tax years are currently being appealed. For our open tax years, we have unrecognized tax benefits (liabilities for uncertain tax matters) which could increase or decrease our income tax expense and effective income tax rates as these matters are finalized.
     Upon the adoption of FIN No. 48, and a related amendment to our tax sharing agreement with El Paso, we recorded a reduction of $15 million to the January 1, 2007 retained earnings. As of January 1, 2007 and at March 31, 2007, we had unrecognized tax benefits of $23 million (including interest and penalties). These unrecognized tax benefits (net of federal tax benefits) would favorably affect our income tax expense and effective income tax rate if recognized in future periods. While the amount of our unrecognized tax benefits could change in the next twelve months, we do not expect this change to have a significant impact on our results of operations or financial position.
     We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense on our income statement. Total accrued interest and penalties recognized in our income statement was not material for the quarters ended March 31, 2007 and 2006. As of January 1, 2007 and March 31,2007, we had approximately $6 million of liabilities for interest and penalties related to our unrecognized tax benefits.
4. Debt and Credit Facilities
     Debt. The holders of our $300 million, 7.0% debentures due in March 2027, had the option to require us to redeem their debentures at par value on March 15, 2007, together with accrued and unpaid interest. The holders of these obligations did not exercise their redemption option, which expired on February 15, 2007. We reclassified this amount on our balance sheet to long-term debt at March 31, 2007 to reflect the expiration of this option.
     Credit Facilities. We are an eligible borrower under El Paso’s $1.75 billion credit agreement and are only liable for amounts we directly borrow. We had no borrowings at March 31, 2007. At March 31, 2007, there was approximately $0.7 billion of borrowing capacity available to all eligible borrowers under El Paso’s $1.75 billion credit agreement. For a further discussion of El Paso’s $1.75 billion credit agreement, see our 2006 Annual Report on Form 10-K.
5. Commitments and Contingencies
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
     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at March 31, 2007.

   Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2007, we had accrued approximately $14 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
     Below is a reconciliation of our accrued liability from January 1, 2007 to March 31, 2007 (in millions):

Balance at January 1, 2007	$15
Payments for remediation activities	(1)

Balance at March 31, 2007	$14

     For the remainder of 2007, we estimate that our total remediation expenditures will be approximately $5 million, which will be expended under government directed clean-up plans.
     Polychlorinated Biphenyls (PCB) Cost Recoveries. Pursuant to a consent order executed with the United States Environmental Protection Agency in May 1994, we have been conducting remediation activities at certain of our compressor stations associated with the presence of PCBs and other hazardous materials. We have recovered a substantial portion of the environmental costs identified in our PCB remediation project through a surcharge to our customers. An agreement with our customers, approved by the Federal Energy Regulatory Commission (FERC) in November 1995, established the surcharge mechanism. The surcharge collection period is currently set to expire in June 2008 with further extensions subject to a filing with the FERC. As of March 31, 2007, we had pre-collected PCB costs of approximately $141 million. This pre-collected amount will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the difference, plus carrying charges incurred up to the date of the refunds. At March 31, 2007, our regulatory liability for estimated future refund obligations to our customers was approximately $133 million.
     Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2007, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.
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
6. Retirement Benefits
     In December 2006, we adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), and began reflecting the assets and liabilities related to our postretirement benefit plans based on their funded or unfunded status and reclassifying all actuarial deferrals as a component of accumulated other comprehensive income. In March 2007, the FERC issued guidance requiring regulated pipeline companies to recognize a regulatory asset or liability for the funded status asset or liability that would otherwise be recorded in accumulated other comprehensive income under SFAS No. 158, if it is probable that amounts calculated on the same basis as SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, would be included in our rates in future periods. Upon adoption of this FERC guidance, we reclassified approximately $3 million of the beginning balance of accumulated other comprehensive income to other non-current liabilities on our balance sheet.
7. Investment in Unconsolidated Affiliate and Transactions with Affiliates
   Investment in Unconsolidated Affiliate
     Our investment in unconsolidated affiliate consists of our 50 percent ownership interest in Bear Creek Storage Company. Summarized income statement information of our proportionate share of the income of this investment for the quarters ended March 31 is as follows:

	2007	2006
	(In millions)
Operating results data:
Operating revenues	$6	$4
Operating expenses	2	2
Income from continuing operations and net income	4	3
   Transactions with Affiliates
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. We do not anticipate settlement within the next twelve months and therefore classified this receivable as non-current on our balance sheets. At March 31, 2007 and December 31, 2006, we had notes receivable from El Paso and other affiliates of $721 million and $651 million. The interest rate at March 31, 2007 and December 31, 2006 was 5.8% and 5.3%.
     Notes Receivable. At March 31, 2007 and December 31, 2006, we had non-interest bearing notes receivable of $336 million from an El Paso affiliate. In addition, we had an $87 million and $86 million variable interest note receivable from El Paso at March 31, 2007 and December 31, 2006. The interest rate at March 31, 2007 and December 31, 2006 was 5.8% and 5.3%. These notes are due upon demand. We do not anticipate settlement within the next twelve months and therefore we classified these notes as non-current on our balance sheets.
     Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect the subordinated interest in receivables as accounts receivable — affiliate on our balance sheets. We earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE. At March 31, 2007 and December 31, 2006, our subordinated beneficial interest in the receivables sold was $46 million and $35 million. The fair value of the fees earned was immaterial to our financial statements for the quarter ended March 31, 2007.
     Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. We had federal income taxes receivable of $19 million at March 31, 2007, which are included in accounts receivable-other on our balance sheet. At March 31, 2007 and December 31, 2006, we had income taxes payable of $6 million and $53 million. The majority of these balances, as well as our deferred income taxes and amounts associated with unrecognized tax benefits will become payable to or due from El Paso.
     During the quarter ended March 31, 2007, we amended our tax sharing agreement and intercompany tax billing policy with El Paso to clarify the billing of taxes and tax related items to El Paso’s subsidiaries. Also, during the first quarter of 2007, El Paso billed us $77 million for certain tax attributes previously reflected as deferred income taxes in our financial statements through intercompany accounts.
     During the first quarter of 2007, El Paso utilized approximately $107 million of our tax assets on net operating loss carryovers to offset taxes due to the gain recognized by El Paso on the sale of ANR Pipeline Company, another wholly-owned subsidiary of El Paso.
     Other Affiliate Balances. The following table shows other balances with our affiliates arising in the ordinary course of business:

	March 31,	December 31,
	2007	2006
	(In millions)
Contractual deposits	$8	$8
Other non-current liabilities	1	1
     Affiliate Revenues and Expenses. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2007	2006
	(In millions)
Revenues from affiliates	$5	$5
Operation and maintenance expenses from affiliates(1)	14	15
Reimbursements of operating expenses charged to affiliates	12	20

(1)	Includes expenses related to a long-term storage contract with an affiliate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2006 Annual Report on Form 10-K, and our consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
     Our management uses earnings before interest expense and income taxes (EBIT) as a key measure to assess the operating results and effectiveness of our business which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results independently from our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.
     Below is a reconciliation of our EBIT to net income, our throughput volumes, and a discussion of factors impacting EBIT for quarters ended March 31:

	2007	2006
	(In millions,
	except volumes)
Operating revenues	$226	$230
Operating expenses	(125)	(129)

Operating income	101	101
Earnings from unconsolidated affiliate	4	3
Other income, net	5	3

EBIT	110	107
Interest and debt expense	(32)	(33)
Affiliated interest income, net	11	10
Income taxes	(34)	(32)

Net income	$55	$52

Throughput volumes (BBtu/d)	5,084	4,936

				EBIT
	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)
Lower services revenues	$(3)	$—	$—	$(3)
Gain on sale of asset	—	7	—	7
Other(1)	(1)	(3)	3	(1)

Total impact on EBIT	$(4)	$4	$3	$3

(1)	Consists of individually insignificant items.
     Lower Services Revenues. During the quarter ended March 31, 2007, our usage revenues were lower than the same period in 2006, primarily due to decreased activity under certain interruptible services as a result of unfavorable seasonal price differences.
     Gain on Sale of Asset. In February 2007, we completed the sale of a lateral for approximately $35 million and recorded a pretax gain on the sale of approximately $7 million.

     Expansions. We have several expansion projects approved by the FERC in various stages of completion including our Louisiana Deepwater Link, Triple—T Extension, Essex Middlesex Project and Northeast ConneXion—New England expansion projects. For a further discussion of these projects, see our 2006 Annual Report on Form 10-K.
Income Taxes

	Quarter Ended
	March 31,
	2007	2006
	(In millions, except for rates)
Income taxes	$34	$32
Effective tax rate	38%	38%
     Our effective tax rates were different than the statutory rate of 35 percent, primarily due to the effect of state income taxes.
Liquidity and Capital Expenditures
Liquidity Overview
     Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At March 31, 2007, we had notes receivable from El Paso of $721 million that are due upon demand. However, we do not anticipate settlement within the next twelve months. In addition to our advances under El Paso’s cash management program, we had other notes receivable from El Paso of $423 million at March 31, 2007. See Item 1, Financial Statements, Note 7, for a further discussion of El Paso’s cash management program and our other notes receivable.
     In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.75 billion credit agreement. We are only liable for amounts we directly borrow. We had no borrowings at March 31, 2007. At March 31, 2007, there was approximately $0.7 billion of borrowing capacity available to all eligible borrowers under the $1.75 billion credit agreement. For a further discussion of this credit agreement, see our 2006 Annual Report on Form 10-K.
     During the first quarter of 2007, El Paso billed us $77 million for certain tax attributes previously reflected as deferred income taxes in our financial statements through intercompany accounts. These amounts will be settled in the second quarter of 2007.
     We believe that cash flows from operating activities and amounts available under El Paso’s cash management program and its $1.75 billion credit agreement, if necessary, will be adequate to meet our capital requirements for our existing operations and planned expansion opportunities.
     El Paso is currently pursuing the formation of a master limited partnership in 2007 to enhance the value and financial flexibility of its pipeline assets and to provide a lower cost source of capital for new projects.
Debt
     The holders of our $300 million, 7.0% debentures due in March 2027, had the option to require us to redeem their debentures at par value on March 15, 2007, together with accrued and unpaid interest. The holders of these obligations did not exercise their redemption option, which expired on February 15, 2007.
     In March 2007, Moody’s Investor Services upgraded our senior unsecured debt rating to an investment grade rating of Baa3 and upgraded El Paso’s senior unsecured debt rating to Ba3 while maintaining a positive outlook. Additionally, in March 2007, (i) Standard and Poor’s upgraded our senior unsecured debt ratings to BB and upgraded El Paso’s senior unsecured debt rating to BB- maintaining a positive outlook and (ii) Fitch Ratings initiated coverage on us and assigned an investment grade rating of BBB- on our senior unsecured debt and a rating of BB+ on El Paso’s senior unsecured debt.

Capital Expenditures

	Quarter Ended		2007
	March 31, 2007		Remaining	Total
	(In millions)
Maintenance	$13		$133	$146
Expansion	14		210	224
Hurricanes	12	(1)	33	45

	$39		$376	$415

(1)	Amount is net of insurance proceeds.
     We expect to fund these capital expenditures through a combination of internally generated funds and, if necessary, repayments by El Paso of amounts advanced under its cash management program.
Hurricanes
     We continue to repair the damages to our pipeline caused by Hurricanes Katrina and Rita in 2005. In 2007 and 2008, we expect remaining repair costs of approximately $95 million (a substantial portion of which is capital related) and insurance reimbursements of approximately $125 million for the cumulative recoverable costs from our insurers. While our capital expenditure and liquidity may vary from period to period, we do not believe our remaining hurricane related expenditures will materially impact our overall liquidity or financial results.
Commitments and Contingencies
     See Item 1, Financial Statements, Note 5, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of March 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based on the result of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at March 31, 2007.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2007.

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
     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2006 Annual Report on Form 10-K under Part I, item 1A, Risk Factors. There have been no material changes in these risk factors since that report.
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
Item 5. Other Information
     None.
Item 6. Exhibits
     The Exhibit Index is hereby incorporated herein by reference and sets forth a list of those exhibits filed herewith, and includes and identifies contracts or arrangements required to be filed as exhibits to this Form 10-Q by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Tennessee Gas Pipeline Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNESSEE GAS PIPELINE COMPANY

Date: May 7, 2007	/s/ JAMES C. YARDLEY

James C. Yardley Chairman of the Board and President (Principal Executive Officer)

Date: May 7, 2007	/s/ JOHN R. SULT

John R. Sult Senior Vice President, Chief Financial Officer and Controller (Principal Accounting and Financial Officer)

TENNESSEE GAS PIPELINE COMPANY
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this report.

Exhibit
Number	Description

31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.