Form 10-Q
period 2007-06-30
TENNESSEE GAS PIPELINE CO
filed 2007-08-07
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Common stock, par value $5 per share. Shares outstanding on August 7, 2007: 208
     TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenues	$220	$194	$446	$424

Operating expenses
Operation and maintenance	76	78	152	151
Depreciation and amortization	42	41	84	82
Gain on sale of asset	—	—	(7)	—
Taxes, other than income taxes	17	13	31	28

	135	132	260	261

Operating income	85	62	186	163
Earnings from unconsolidated affiliate	4	3	8	6
Other income, net	4	3	9	6
Interest and debt expense	(33)	(32)	(65)	(65)
Affiliated interest income, net	11	11	22	21

Income before income taxes	71	47	160	131
Income taxes	28	18	62	50

Net income	$43	$29	$98	$81

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	32	21
Affiliates	48	70
Other	56	43
Materials and supplies	31	28
Deferred income taxes	14	117
Assets held for sale	—	28
Other	6	7

Total current assets	187	314

Property, plant and equipment, at cost	3,852	3,707
Less accumulated depreciation and amortization	674	606

	3,178	3,101
Additional acquisition cost assigned to utility plant, net	2,059	2,079

Total property, plant and equipment, net	5,237	5,180

Other assets
Notes receivable from affiliates	1,085	1,073
Investment in unconsolidated affiliate	106	98
Other	51	37

	1,242	1,208

Total assets	$6,666	$6,702

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$70	$90
Affiliates	23	26
Other	54	44
Current maturities of long-term debt	—	300
Taxes payable	57	78
Asset retirement obligations	27	33
Accrued interest	24	24
Contractual deposits	28	28
Other	10	12

Total current liabilities	293	635

Long-term debt, less current maturities	1,603	1,302

Other liabilities
Deferred income taxes	1,303	1,407
Other	229	201

	1,532	1,608

Commitments and contingencies
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,208	2,207
Retained earnings	1,030	947
Accumulated other comprehensive income	—	3

Total stockholder’s equity	3,238	3,157

Total liabilities and stockholder’s equity	$6,666	$6,702

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income	$98	$81
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	84	82
Earnings from unconsolidated affiliate	(8)	(6)
Gain on sale of asset	(7)	—
Deferred income taxes	80	22
Other non-cash income items	(5)	(2)
Asset and liability changes	(139)	20

Net cash provided by operating activities	103	197

Cash flows from investing activities
Additions to property, plant and equipment	(126)	(160)
Proceeds from disposal of asset	35	—
Net change in notes receivable from affiliates	(12)	(41)
Other	—	4

Net cash used in investing activities	(103)	(197)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
   Basis of Presentation
     We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2006 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2007, and for the quarters and six months ended June 30, 2007 and 2006, are unaudited. We derived the balance sheet as of December 31, 2006, from the audited balance sheet filed in our 2006 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.
   Significant Accounting Policies
     The information below provides an update of our significant accounting policies and accounting pronouncements issued but not yet adopted discussed in our 2006 Annual Report on Form 10-K.
     Accounting for Uncertainty in Income Taxes. On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and for all years where a statute of limitations has not expired. FIN No. 48 requires companies to meet a more-likely-than-not threshold (i.e. a greater than 50 percent likelihood that a tax position would be sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this more-likely-than-not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. For further information on the impact on our financial statements of the adoption of this interpretation, see Note 3.
2. Divestitures
     In February 2007, we completed the sale of a pipeline lateral for approximately $35 million and recorded a pretax gain on the sale of approximately $7 million.
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

     Upon the adoption of FIN No. 48, and a related amendment to our tax sharing agreement with El Paso, we recorded a reduction of $15 million to the January 1, 2007 balance of retained earnings. As of January 1, 2007 , we had unrecognized tax benefits of $23 million (including interest and penalties) which have not materially changed as of June 30, 2007. These unrecognized tax benefits (net of federal tax benefits) would favorably affect our income tax expense and effective income tax rate if recognized in future periods. While the amount of our unrecognized tax benefits could change in the next twelve months, we do not expect this change to have a significant impact on our results of operations or financial position.
     We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our income statement. As of January 1, 2007, we had liabilities for interest and penalties related to our unrecognized tax benefits of approximately $6 million which have not materially changed as of June 30, 2007.
4. Credit Facilities
     We are an eligible borrower under El Paso’s $1.75 billion credit agreement and are only liable for amounts we directly borrow. As of June 30, 2007, we have no borrowings under the agreement and approximately $0.9 billion of borrowing capacity is available to all eligible borrowers under the agreement. For a further discussion of this credit agreement, see our 2006 Annual Report on Form 10-K.
5. Commitments and Contingencies
   Legal Proceedings
     Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, a U.S. District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.
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
     In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at June 30, 2007. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and establish our accruals accordingly.
   Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2007, we had accrued approximately $12 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
     Below is a reconciliation of our accrued liability from January 1, 2007 to June 30, 2007 (in millions):

Balance at January 1, 2007	$15
Adjustments for remediation activities	(1)
Payments for remediation activities	(2)

Balance at June 30, 2007	$12

     For the remainder of 2007, we estimate that our total remediation expenditures will be approximately $3 million, which will be expended under government directed clean-up plans.
     Polychlorinated Biphenyls (PCB) Cost Recoveries. Pursuant to a consent order executed with the United States Environmental Protection Agency in May 1994, we have been conducting remediation activities at certain of our compressor stations associated with the presence of PCBs and other hazardous materials. We have recovered a substantial portion of the environmental costs identified in our PCB remediation project through a surcharge to our customers. An agreement with our customers, approved by the Federal Energy Regulatory Commission (FERC) in November 1995, established the surcharge mechanism. The surcharge collection period is currently set to expire in June 2008 with further extensions subject to a filing with the FERC. As of June 30, 2007, we had pre-collected PCB costs of approximately $144 million. This pre-collected amount will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the difference, plus carrying charges incurred up to the date of the refunds. At June 30, 2007, our regulatory liability for estimated future refund obligations to our customers was approximately $136 million.
     Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to five active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2007, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserves discussed above.
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

6. Retirement Benefits
     In December 2006, we adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), and began reflecting assets and liabilities related to our postretirement benefit plans based on their funded or unfunded status and reclassified all actuarial deferrals as a component of accumulated other comprehensive income. In March 2007, the FERC issued guidance requiring regulated pipeline companies to recognize a regulatory asset or liability for the funded status asset or liability that would otherwise be recorded in accumulated other comprehensive income under SFAS No. 158, if it is probable that amounts calculated on the same basis as SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, would be included in our rates in future periods. Upon adoption of this FERC guidance, we reclassified approximately $3 million from the beginning balance of accumulated other comprehensive income to other non-current liabilities on our balance sheet.
7. Investment in Unconsolidated Affiliate and Transactions with Affiliates
   Investment in Unconsolidated Affiliate
     We have a 50 percent ownership interest in Bear Creek Storage Company. Summarized income statement information of our proportionate share of the income of this investment for the periods ended June 30 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In millions)
Operating results data:
Operating revenues	$4	$5	$10	$9
Operating expenses	2	2	4	4
Income from continuing operations and net income	4	3	8	6
   Transactions with Affiliates
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At June 30, 2007 and December 31, 2006, we have notes receivable from El Paso and other affiliates of $662 million and $651 million, which we do not intend to settle within twelve months and therefore have classified these notes as non-current on our balance sheets. The interest rate on these notes at June 30, 2007 and December 31, 2006 was 6.1% and 5.3%.
     Other Notes Receivable. At June 30, 2007 and December 31, 2006, we have non-interest bearing notes receivable of $334 million and $336 million from an El Paso affiliate. In addition, we have a variable interest rate note receivable from El Paso of $89 million and $86 million at June 30, 2007 and December 31, 2006. Each of these notes is due upon demand; however, as settlement is not anticipated within twelve months, we have classified these notes as non-current on our balance sheets. The interest rate on the variable rate note at June 30, 2007 and December 31, 2006 was 6.1% and 5.3%.
     Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect the subordinated interest in receivables as accounts receivable – affiliate on our balance sheets. We earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE. At June 30, 2007 and December 31, 2006, our subordinated beneficial interest in the receivables sold was $38 million and $35 million. The fair value of the fees earned was immaterial to our financial statements for the quarter and six months ended June 30, 2007.
     Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At June 30, 2007 and December 31, 2006, we have federal and state income taxes payable of $34 million and $53 million. The majority of these balances, as well as our deferred income taxes and amounts associated with unrecognized tax benefits, will become payable to El Paso.

     During the first quarter of 2007, we amended our tax sharing agreement and intercompany tax billing policy with El Paso to clarify the billing of taxes and tax related items to El Paso’s subsidiaries. El Paso billed us $77 million for certain tax attributes previously reflected as deferred income taxes in our financial statements. As of June 30, 2007, these amounts had been settled through intercompany accounts.
     During the six months ended June 30, 2007, El Paso utilized approximately $101 million of our deferred tax assets from net operating loss carryovers. This utilization offsets our taxes payable to El Paso.
     Other Affiliate Balances. At June 30, 2007 and December 31, 2006, we have contractual deposits from our affiliates of $8 million.
     Affiliate Revenues and Expenses. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In millions)
Revenues from affiliates	$5	$6	$10	$11
Operation and maintenance expenses from affiliates(1)	15	15	29	30
Reimbursements of operating expenses charged to affiliates	11	20	23	40

(1)	Includes expenses related to a long-term storage contract with an affiliate.

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
Results of Operations
     Our management uses earnings before interest expense and income taxes (EBIT) as a key measure to assess the operating results and effectiveness of our business which consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results independently from our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes, and a discussion of our results for the six months ended June 30:

	2007	2006
	(In millions,
	except volumes)
Operating revenues	$446	$424
Operating expenses	(260)	(261)

Operating income	186	163
Earnings from unconsolidated affiliate	8	6
Other income, net	9	6

EBIT	203	175
Interest and debt expense	(65)	(65)
Affiliated interest income, net	22	21
Income taxes	(62)	(50)

Net income	$98	$81

Throughput volumes (BBtu/d)	4,757	4,721

				EBIT
	Revenue	Expense	Other	Impact
		Favorable/(Unfavorable)
		(In millions)
Services revenues	$12	$—	$—	$12
Contract settlement	10	—	—	10
Gain on sale of asset	—	7	—	7
Other(1)	—	(6)	5	(1)

Total impact on EBIT	$22	$1	$5	$28

(1)	Consists of individually insignificant items.
     Services Revenues. During the six months ended June 30, 2007, our revenues increased due to sales of additional capacity in the south central region of our system and higher volumes transported under firm transportation contracts.
     Contract Settlement. In the second quarter of 2007, we received $10 million to settle our bankruptcy claim against USGen New England, Inc.
     Gain on Sale of Asset. In February 2007, we completed the sale of a pipeline lateral for approximately $35 million and recorded a pretax gain on the sale of approximately $7 million.

     Expansions. In July 2007, we completed the Louisiana Deepwater Link project which is anticipated to increase gas supply attached to our system, over time, by up to one Bcf/d. Revenues for this project will be based on throughput levels as natural gas reserves are developed. We have several other expansion projects approved by the FERC in various stages of completion including our Triple–T Extension, Essex Middlesex Project and Northeast ConneXion–New England expansion projects. For a further discussion of these projects, see our 2006 Annual Report on Form 10-K.
Income Taxes
     Our effective tax rates of 39 percent and 38 percent for the six months ended June 30, 2007 and 2006 were higher than the statutory rate of 35 percent due to the effect of state income taxes.
Liquidity and Capital Expenditures
     Liquidity Overview. Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program and depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable that is due upon demand. We have historically provided cash advances to El Paso, which we reflect in investing activities in our statement of cash flows. At June 30, 2007, we have notes receivable from El Paso of $662 million that are classified as non-current as we do not anticipate settlement within twelve months. In addition to our advances under El Paso’s cash management program, we have other notes receivable from El Paso of $423 million at June 30, 2007. See Item 1, Financial Statements, Note 7, for a further discussion of El Paso’s cash management program and our other notes receivable.
     In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.75 billion credit agreement. We are only liable for amounts we directly borrow. As of June 30, 2007, we have no borrowings under the agreement and approximately $0.9 billion of borrowing capacity is available to all eligible borrowers under the agreement. For a further discussion of this credit agreement, see our 2006 Annual Report on Form 10-K.
     We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program and its $1.75 billion credit agreement, if necessary, will be adequate to meet our capital requirements for our existing operating needs and planned expansion opportunities. Additionally, El Paso is currently pursuing the formation of a master limited partnership in 2007 to enhance the value and financial flexibility of its pipeline assets and to provide a lower cost source of capital for new projects.
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
     Capital Expenditures. Our capital expenditures for the six months ended June 30, 2007, and the amount we expect to spend for the remainder of 2007 to expand and maintain our businesses are listed below. We expect to fund these capital expenditures through a combination of internally generated funds and, if necessary, repayments by El Paso of amounts we advanced under its cash management program.

	Six Months Ended		2007
	June 30, 2007		Remaining	Total
	(In millions)
Maintenance	$64	(1)	$111	$175
Expansion	62		158	220

	$126		$269	$395

(1)	Amount includes $17 million related to hurricanes, net of insurance proceeds.

     Hurricanes. We continue to repair the damages to our facilities caused by Hurricanes Katrina and Rita in 2005. In 2007 and 2008, we expect remaining repair costs of approximately $75 million (a substantial portion of which is capital related) and insurance reimbursements of approximately $115 million for the cumulative recoverable costs from our insurers. While our capital expenditure and liquidity may vary from period to period, we do not believe our remaining hurricane related expenditures will materially impact our overall liquidity or financial results.
Commitments and Contingencies
     See Item 1, Financial Statements, Note 5, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based on the result of our evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at June 30, 2007.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2007.

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

TENNESSEE GAS PIPELINE COMPANY

Date: August 7, 2007	/s/ JAMES C. YARDLEY James C. Yardley Chairman of the Board and President (Principal Executive Officer)

Date: August 7, 2007	/s/ JOHN R. SULT John R. Sult Senior Vice President, Chief Financial Officer and Controller (Principal Accounting and Financial Officer)

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