Form 10-Q
period 2007-11-05
TENNESSEE GAS PIPELINE CO
filed 2007-11-06
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

     Common stock, par value $5 per share. Shares outstanding on November 6, 2007: 208

     TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

TENNESSEE GAS PIPELINE COMPANY

_________________

* We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Below is a list of terms that are common to our industry and used throughout this document:

/d Bcf	= per day = billion cubic feet	BBtu = billion British thermal units

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “us”, “we”, “our”, or “ours”, we are describing Tennessee Gas Pipeline Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues	$193	$182	$639	$606
Operating expenses
Operation and maintenance	91	87	243	238
Depreciation and amortization	42	41	126	123
Gain on sale of asset	—	—	(7)	—
Taxes, other than income taxes	13	14	44	42
	146	142	406	403
Operating income	47	40	233	203
Earnings from unconsolidated affiliate	3	4	11	10
Other income, net	6	3	15	9
Interest and debt expense	(32)	(32)	(97)	(97)
Affiliated interest income, net	12	13	34	34
Income before income taxes	36	28	196	159
Income taxes	14	11	76	61
Net income	$22	$17	$120	$98

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	23	21
Affiliates	44	70
Other	54	43
Materials and Supplies	32	28
Deferred income taxes	32	117
Assets held for sale	—	28
Other	9	7
Total current assets	194	314
Property, plant and equipment, at cost	3,976	3,707
Less accumulated depreciation and amortization	704	606
	3,272	3,101
Additional acquisition cost assigned to utility plant, net	2,049	2,079
Total property, plant and equipment, net	5,321	5,180
Other assets
Notes receivable from affiliates	1,079	1,073
Investment in unconsolidated affiliate	82	98
Other	55	37
	1,216	1,208
Total assets	$6,731	$6,702

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$58	$90
Affiliates	26	26
Other	57	44
Current maturities of long-term debt	—	300
Taxes payable	98	78
Asset retirement obligations	22	33
Accrued interest	44	24
Contractual deposits	31	28
Other	11	12
Total current liabilities	347	635
Long-term debt, less current maturities	1,603	1,302
Other liabilities
Deferred income taxes	1,291	1,407
Other	230	201
	1,521	1,608
Commitments and contingencies (Note 5)
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,208	2,207
Retained earnings	1,052	947
Accumulated other comprehensive income	—	3
Total stockholder’s equity	3,260	3,157
Total liabilities and stockholder’s equity	$6,731	$6,702

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$120	$98
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	126	123
Earnings from unconsolidated affiliate, adjusted for cash distributions	16	7
Gain on sale of asset	(7)	—
Deferred income taxes	51	28
Other non-cash income items	(8)	(4)
Asset and liability changes	(73)	74
Net cash provided by operating activities	225	326

Cash flows from investing activities
Additions to property, plant and equipment	(257)	(275)
Proceeds from the sale of asset	35	—
Net change in notes receivable from affiliates	(6)	(59)
Other	3	8
Net cash used in investing activities	(225)	(326)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso).  We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2006 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures.  The financial statements as of September 30, 2007, and for the quarters and nine months ended September 30, 2007 and 2006, are unaudited.  We derived the balance sheet as of December 31, 2006, from the audited balance sheet filed in our 2006 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results.  Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The information below provides an update to the significant accounting policies and accounting pronouncements issued but not yet adopted discussed in our 2006 Annual Report on Form 10-K.

Accounting for Uncertainty in Income Taxes.  On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes and its related interpretation. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and for all years where a statute of limitations has not expired. FIN No. 48 requires companies to meet a more-likely-than-not threshold (i.e. a greater than 50 percent likelihood that a tax position would be sustained under examination) prior to recording a benefit for their tax positions.  Additionally, for tax positions meeting this more-likely-than-not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon effective settlement.  For information on the impact on our financial statements of the adoption of this interpretation, see Note 3.

2. Divestitures

In February 2007, we completed the sale of a pipeline lateral for approximately $35 million and recorded a pretax gain on the sale of approximately $7 million.

3. Income Taxes

El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income.  In certain states, we file and pay taxes directly to the state taxing authorities.  With a few exceptions, we and El Paso are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 1999.   Additionally, the Internal Revenue Service has completed an examination of El Paso’s U.S. income tax returns for 2003 and 2004, with a tentative settlement at the appellate level for all issues.  We do not anticipate the settlement of these matters to have an impact on our unrecognized tax benefits. For our remaining open tax years, our unrecognized tax benefits (liabilities for uncertain tax matters) could increase or decrease our income tax expense and effective income tax rates as these matters are finalized.

Upon the adoption of FIN No. 48, and a related amendment to our tax sharing agreement with El Paso, we recorded a reduction of $15 million to the January 1, 2007 balance of retained earnings.  As of January 1, 2007 , we had unrecognized tax benefits of $23 million (including interest and penalties) which have not materially changed as of September 30, 2007.  These unrecognized tax benefits (net of federal tax benefits) would favorably affect our income tax expense and our effective income tax rate if recognized in future periods. While the amount of our unrecognized tax benefits could change in the next twelve months, we do not expect this change to have a significant impact on our results of operations or financial position.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our income statement. As of January 1, 2007, we had liabilities for interest and penalties related to our unrecognized tax benefits of approximately $6 million which have not materially changed as of September 30, 2007.

4. Credit Facilities

We are an eligible borrower under El Paso’s $1.75 billion credit agreement and are only liable for amounts we directly borrow. As of September 30, 2007, we have no borrowings and approximately $0.6 billion of borrowing capacity is available to all eligible borrowers under the agreement.  For a further discussion of this credit agreement, see our 2006 Annual Report on Form 10-K.

5. Commitments and Contingencies

  Legal Proceedings

Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands.  In October 2006, a U.S. District Judge issued an order dismissing all claims against all defendants.  An appeal has been filed.

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

In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals.  While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at September 30, 2007.  It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish our accruals accordingly.

  Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control.  These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites.  At September 30, 2007, we had accrued approximately $11 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual represents a combination of two estimation methodologies.  First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued.  Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites.  Depending on the stage of completion or assessment, however, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

Below is a reconciliation of our accrued liability from January 1, 2007 to September 30, 2007 (in millions):

Balance at January 1, 2007	$15
Adjustments for remediation activities	(1)
Payments for remediation activities	(3)
Balance at September 30, 2007	$11

For the remainder of 2007, we estimate that our total remediation expenditures will be approximately $1 million, which will be expended under government directed clean-up programs.

Polychlorinated Biphenyls (PCB) Cost Recoveries. Pursuant to a consent order executed with the United States Environmental Protection Agency in May 1994, we have been conducting remediation activities at certain of our compressor stations associated with the presence of PCBs and other hazardous materials. We have recovered a substantial portion of the environmental costs identified in our PCB remediation project through a surcharge to our customers.  An agreement with our customers, approved by the Federal Energy Regulatory Commission (FERC) in November 1995, established the surcharge mechanism.  The surcharge collection period is currently set to expire in June 2008 with further extensions subject to a filing with the FERC. As of September 30, 2007, we had pre-collected PCB costs of approximately $146 million. This pre-collected amount will be reduced by future eligible costs incurred for the remainder of the remediation project.  To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the difference, plus carrying charges incurred up to the date of the refunds.  At September 30, 2007, our regulatory liability for estimated future refund obligations to our customers was approximately $139 million.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the CERCLA or state equivalents.  We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs.  As of September 30, 2007, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs.  Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserves discussed above.

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

  Regulatory Matter

Notice of Inquiry on Pipeline Fuel Retention Policies.  In September 2007, the FERC issued a Notice of Inquiry regarding its policy about the in-kind recovery of fuel and lost and unaccounted for gas by natural gas pipeline companies.  Under current policy, pipeline companies have options for recovering these costs.  For some companies, the tariff states a fixed percentage as a non-negotiable fee-in-kind retained from the volumes tendered for shipment by each shipper.  This percentage is changed only through filing a rate case.  There is also a tracker approach, where the pipeline company’s tariff provides for prospective adjustments to the fuel retention rates from time-to-time, but does not include a mechanism to allow the company to reconcile past over or under-recoveries of fuel.  Finally, some pipeline companies’ tariffs provide for a tracker with a true-up approach, where provisions in the companies’ tariff allow for periodic adjustments to the fuel retention rates, and also provide for a true-up of past over and  under-recoveries of fuel and lost and unaccounted for gas.  In this proceeding, the FERC is seeking comments on whether it should change its current policy and prescribe a uniform method for all pipeline companies to use in recovering these costs.  We plan to file comments with the FERC.  At this time, we do not know what impact this proceeding may ultimately have on us.

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

7. Investment in Unconsolidated Affiliate and Transactions with Affiliates

  Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company (Bear Creek).  Summarized income statement information of our proportionate share of the income of this investment for the periods ended September 30 is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Operating results data:
Operating revenues	$5	$4	$15	$13
Operating expenses	1	1	5	5
Income from continuing operations and net income	3	4	11	10

For the nine month ended September 30, 2007 and 2006, we received $27 million and $17 million in dividends from Bear Creek.

  Transactions with Affiliates

     Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources.  We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand.  At September 30, 2007 and December 31, 2006, we have notes receivable from El Paso and other affiliates of $628 million and $651 million, which we do not intend to settle within twelve months and therefore have classified these notes as  non-current on our balance sheets.  The interest rate on these notes at September 30, 2007 and December 31, 2006 was 6.4% and 5.3%.

     Other Notes Receivable.  At September 30, 2007 and December 31, 2006, we have non-interest bearing notes receivable of $334 million and $336 million from an El Paso affiliate.  In addition, we have a variable interest rate note receivable from El Paso of $117 million and $86 million at September 30, 2007 and December 31, 2006.  Each of these notes is due upon demand; however, as settlement is not anticipated within twelve months, we have classified these notes as non-current on our balance sheets. The interest rate on the variable rate note at September 30, 2007 and  December 31, 2006 was 6.4% and 5.3%.

Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect the subordinated interest in receivables as accounts receivable – affiliate on our balance sheets. We earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE. At September 30, 2007 and December 31, 2006, our subordinated beneficial interest in the receivables sold was $35 million.  The fair value of the fees earned was immaterial to our financial statements for the quarter and nine months ended September 30, 2007.

Taxes.   El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income.  In certain states, we file and pay taxes directly to the state taxing authorities. At September 30, 2007 and December 31, 2006, we have federal and state income taxes payable of $76 million and $53 million. The majority of these balances, as well as our deferred income taxes and amounts associated with unrecognized tax benefits, will become payable to El Paso.

During the first quarter of 2007, we amended our tax sharing agreement and intercompany tax billing policy with El Paso to clarify the billing of taxes and tax related items to El Paso’s subsidiaries. We also settled $77 million through our cash management program with El Paso for certain tax attributes previously reflected as deferred income taxes in our financial statements.

During the nine months ended September 30, 2007, El Paso utilized approximately $65 million of our deferred tax assets from net operating loss carryovers. This utilization offsets our taxes payable to El Paso.

  Other Affiliate Balances.  At September 30, 2007 and December 31, 2006, we have contractual deposits from our affiliates of $8 million.

    Affiliate Revenues and Expenses. The following table shows revenues and charges from our affiliates for the periods ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Revenues from affiliates	$6	$6	$16	$17
Operation and maintenance expenses from affiliates	16	13	45	44
Reimbursements of operating expenses charged to affiliates	11	18	34	58

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.  In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2006 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

    Our management uses earnings before interest expense and income taxes (EBIT) as a key measure to assess the operating results and effectiveness of our business which consists of consolidated operations as well as an investment in an unconsolidated affiliate.  We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management.  We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results independently from our financing methods. EBIT may not be comparable to measurements used by other companies.  Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.  Below is a reconciliation of our EBIT to net income, our throughput volumes, and a discussion of  our results for the nine months ended September 30:

	2007	2006
	(In millions, except volumes)
Operating revenues	$639	$606
Operating expenses	(406)	(403)
Operating income	233	203
Earnings from unconsolidated affiliate	11	10
Other income, net	15	9
EBIT	259	222
Interest and debt expense	(97)	(97)
Affiliated interest income, net	34	34
Income taxes	(76)	(61)
Net income	$120	$98
Throughput volumes (BBtu/d)	4,766	4,646

	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Services revenues	$17	$—	$—	$17
Contract settlement	10	—	—	10
Expansions	4	(1)	—	3
Gain on sale of asset	—	7	—	7
Electric compression costs	—	(4)	—	(4)
Allowance for funds used during construction	—	—	7	7
Other(1)	2	(5)	—	(3)
Total impact on EBIT	$33	$(3)	$7	$37
_______________

(1) Consists of individually insignificant items.

Services Revenues.  During 2007, our revenues increased due to sales of additional capacity in the south central region of our system and higher volumes transported under firm transportation contracts.

Contract Settlement. In 2007, we received $10 million to settle our bankruptcy claim against USGen New England, Inc.

Expansions. In December 2006, the Northeast ConneXion–NY/NJ expansion project was placed into service resulting in an increase in our operating revenues.  This increase was partially offset by depreciation of the new facilities.  In July 2007, we completed the Louisiana Deepwater Link project which is anticipated to increase gas supply attached to our system, over time, by up to one Bcf/d.  In September 2007, we completed the Triple–T Extension project which is also anticipated to increase gas supply attached to our system. Revenues for these projects will be based on throughput levels as natural gas reserves are developed.

In November 2007, the Northeast ConneXion–New England expansion project was placed into service. This project is anticipated to provide an additional 108 MMcf/d of capacity to meet growing demand for natural gas in the New England market area. The expansion is estimated to increase our EBIT by approximately $18 million annually beginning in 2008. In addition, we have several other expansion projects approved by the FERC in various stages of completion including our Essex Middlesex project. For a further discussion of these projects, see our 2006 Annual Report on Form 10-K.

Gain on Sale of Asset.  In February 2007, we completed the sale of a pipeline lateral for approximately $35 million and recorded a pretax gain on the sale of approximately $7 million.

Electric Compression Costs.  During the nine months ended September 30, 2007, our electric compression costs increased due to higher usage of electricity in certain compression stations and higher costs primarily resulting from increased seasonal activities.

Allowance for Funds Used During Construction (AFUDC).  AFUDC was higher during the nine months ended September 30, 2007, primarily due to capitalized hurricane expenditures.

Income Taxes

Our effective tax rates of 39 percent and 38 percent for the nine months ended September 30, 2007 and 2006 were higher than the statutory rate of 35 percent due to the effect of state income taxes.

Liquidity and Capital Expenditures

    Liquidity Overview. Our liquidity needs are provided by cash flows from operating activities.  In addition, we participate in El Paso’s cash management program and depending on whether we have short-term cash surpluses or requirements, we either advance cash to El Paso or El Paso advances cash to us in exchange for an affiliated note receivable or payable that is due upon demand.  We have historically advanced cash to El Paso, which we reflect in investing activities in our statement of cash flows.  At September 30, 2007, we have notes receivable from El Paso of $628 million that are classified as non-current as we do not anticipate settlement within twelve months. In addition to our advances under El Paso’s cash management program, we have other notes receivable from El Paso of $451 million at September 30, 2007.  See Item 1, Financial Statements, Note 7, for a further discussion of El Paso’s cash management program and our other affiliate notes receivable.

In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.75 billion credit agreement and are only liable for amounts we directly borrow.  As of September 30, 2007, we have no borrowings and approximately $0.6 billion of borrowing capacity is available to all eligible borrowers under the agreement.  For a further discussion of this credit agreement, see our 2006 Annual Report on Form 10-K.

 We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program and its credit agreements, if necessary, will be adequate to meet our capital requirements, our existing operating needs and our planned expansion opportunities.

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

    Capital Expenditures.  Our cash capital expenditures for the nine months ended September 30, 2007, and our expected capital expenditures for the remainder of this year to expand and maintain our businesses are listed below. We expect to fund these capital expenditures through a combination of internally generated funds and, if necessary, repayments by El Paso of amounts we advanced under its cash management program.

	Nine Months Ended September 30, 2007		2007 Remaining	Total
	(In millions)
Maintenance	$127	(1)	$77	$204
Expansion	130		92	222
	$257		$169	$426
_________________________
(1) Amount includes $35 million related to hurricanes, net of insurance proceeds.

    Hurricanes. We continue to repair the damages to our facilities caused by Hurricanes Katrina and Rita in 2005.  In the fourth quarter of this year and in 2008, we expect remaining repair costs of approximately $75 million (a substantial portion of which is capital related) and insurance reimbursements of approximately $105 million for the cumulative recoverable costs from our insurers.  While our capital expenditures and liquidity may vary from period to period, we do not believe our remaining hurricane related expenditures will materially impact our overall liquidity or financial results.

Commitments and Contingencies

See Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.  Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Based on the result of our evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at September 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2007.

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

TENNESSEE GAS PIPELINE COMPANY

Date: November 6, 2007	/s/ JAMES C. YARDLEY
James C. Yardley
Chairman of the Board and President
(Principal Executive Officer)

Date: November 6, 2007	/s/ JOHN R. SULT
John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

TENNESSEE GAS PIPELINE COMPANY

EXHIBIT INDEX

Each exhibit identified below is filed as a part of this report.

Exhibit Number	Description

10.A
Amendment No. 2, dated as of August 29, 2007, to the Receivables Purchase Agreement dated as of August 31, 2006 among TGP Funding Company, L.L.C., Tennessee Gas Pipeline Company, as initial Servicer, Starbird Funding Corporation and the other funding entities from time to time party hereto as Investors, BNP Paribas, New York Branch, and the other financial institutions from time to time party hereto as Managing Agents, and BNP Paribas, New York Branch, as Program Agent.

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