Form 10-Q
period 2008-03-31
TENNESSEE GAS PIPELINE CO
filed 2008-05-09
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-4874
__________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common stock, par value $5 per share. Shares outstanding on May 9, 2008:  208

     TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

TENNESSEE GAS PIPELINE COMPANY

TABLE OF CONTENTS

	Caption	Page

	PART I — Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	12

	PART II — Other Information
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	13
Item 6.	Exhibits	13
	Signatures	14
____________

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2008	2007
Operating revenues	$245	$226
Operating expenses
Operation and maintenance	81	76
Depreciation and amortization	45	42
(Gain)/loss on long-lived assets	16	(7)
Taxes, other than income taxes	15	14
	157	125
Operating income	88	101
Earnings from unconsolidated affiliate	4	4
Other income, net	4	5
Interest and debt expense	(33)	(32)
Affiliated interest income, net	9	11
Income before income taxes	72	89
Income taxes	29	34
Net income	$43	$55

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	30	14
Affiliates	64	71
Other	16	27
Materials and supplies	38	34
Deferred income taxes	11	10
Other	11	9
Total current assets	170	165
Property, plant and equipment, at cost	4,044	4,048
Less accumulated depreciation and amortization	760	740
	3,284	3,308
Additional acquisition cost assigned to utility plant, net	2,030	2,040
Total property, plant and equipment, net	5,314	5,348
Other assets
Notes receivable from affiliates	1,116	1,034
Investment in unconsolidated affiliate	84	84
Other	54	52
	1,254	1,170
Total assets	$6,738	$6,683

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$33	$66
Affiliates	22	23
Other	50	56
Taxes payable	30	31
Accrued interest	44	24
Contractual deposits	34	32
Other	23	17
Total current liabilities	236	249
Long-term debt	1,604	1,603
Other liabilities
Deferred income taxes	1,328	1,302
Regulatory liabilities	181	178
Other	52	57
	1,561	1,537
Commitments and contingencies (Note 3)
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,209	2,209
Retained earnings	1,128	1,085
Total stockholder’s equity	3,337	3,294
Total liabilities and stockholder’s equity	$6,738	$6,683

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$43	$55
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	45	42
Earnings from unconsolidated affiliate, adjusted for cash distributions	—	(4)
(Gain)/loss on long-lived assets	16	(7)
Deferred income taxes	25	101
Other non-cash income items	(2)	(2)
Asset and liability changes	(4)	(112)
Net cash provided by operating activities	123	73

Cash flows from investing activities
Additions to property, plant and equipment	(43)	(39)
Proceeds from the sale of asset	—	35
Net change in notes receivable from affiliates	(82)	(71)
Other	2	2
Net cash used in investing activities	(123)	(73)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2008, and for the quarters ended March 31, 2008 and 2007, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

  Significant Accounting Policies

 The information below provides an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our 2007 Annual Report on Form 10-K.

 Fair Value Measurements. On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our financial assets and liabilities. The adoption of the standard did not have an impact on our financial statements. We elected to defer the adoption of SFAS No. 157 for our non-financial assets and liabilities until January 1, 2009. We are currently evaluating the impact, if any, that the deferred provisions of this standard will have on our financial statements.

     Measurement Date of Postretirement Benefits. Effective January 1, 2008, we adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R) and changed the measurement date of our postretirement benefit plan from September 30 to December 31. The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements.

2. Gain/Loss on Long-Lived Assets

     For the quarter ended March 31, 2008, we recorded impairments of $16 million, primarily related to our decision not to proceed with the Essex-Middlesex Lateral project due to its prolonged permitting process and changing market conditions. In February 2007, we completed the sale of a pipeline lateral for approximately $35 million and recorded a pretax gain on the sale of approximately $7 million.

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

     In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at March 31, 2008. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2008, we had accrued approximately $8 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs.

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

Below is a reconciliation of our accrued liability from January 1, 2008 to March 31, 2008 (in millions):

Balance at January 1, 2008	$10
Adjustments for remediation activities	(1)
Payments for remediation activities	(1)
Balance at March 31, 2008	$8

For the remainder of 2008, we estimate that our total remediation expenditures will be approximately $2 million, which will be expended under government directed clean-up programs.

       Polychlorinated Biphenyls (PCB) Cost Recoveries. Pursuant to a consent order executed with the United States Environmental Protection Agency in May 1994, we have been conducting remediation activities at certain of our compressor stations associated with the presence of PCBs and other hazardous materials. We have recovered a substantial portion of the environmental costs identified in our PCB remediation project through a surcharge to our customers. A settlement with our customers, approved by the Federal Energy Regulatory Commission (FERC) in November 1995, established the surcharge mechanism. The surcharge collection period is currently set to expire in June 2008 and we are currently evaluating alternatives, including filing for a two year extension by May 31, 2008. As of March 31, 2008, we had pre-collected PCB costs of approximately $152 million, which includes interest. This pre-collected amount will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the difference, plus carrying charges incurred up to the date of the refunds. At March 31, 2008, our regulatory liability for estimated future refund obligations to our customers was approximately $147 million. The amount and timing of any refund is subject to future eligible costs, further agreement between us and our customers and FERC approval.

     Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2008, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.

  Regulatory Matters

     Notice of Inquiry on Pipeline Fuel Retention Policies. In September 2007, the FERC issued a Notice of Inquiry regarding its policy about the in-kind recovery of fuel and lost and unaccounted for gas by natural gas pipeline companies. Under current policy, pipeline companies have options for recovering these costs. For some companies, the tariff states the recovery of a fixed percentage as a non-negotiable fee-in-kind retained from the volumes tendered for shipment by each shipper. There is also a tracker approach, where the pipeline company’s tariff provides for prospective adjustments to the fuel retention rates from time-to-time, but does not include a mechanism to allow the company to reconcile past over or under-recoveries of fuel. Finally, some pipeline companies’ tariffs provide for a tracker with a true-up approach, where provisions in the companies’ tariff allow for periodic adjustments to the fuel retention rates, and also provide for a true-up of past over and under-recoveries of fuel and lost and unaccounted for gas. In this proceeding, the FERC is seeking comments on whether it should change its current policy and prescribe a uniform method for all pipeline companies to use in recovering these costs. Our tariff currently provides for a fixed percentage recovery of fuel and lost and unaccounted for gas. At this time, we do not know what impact, if any, this proceeding may ultimately have on us.

     Notice of Proposed Rulemaking. In October 2007, the Minerals Management Service (MMS) issued a Notice of Proposed Rulemaking for Oil and Gas and Sulphur Operations in the Outer Continental Shelf (OCS) — Pipelines and Pipeline Rights-of-Way. If adopted, the proposed rules would substantially revise MMS OCS pipeline and rights-of-way regulations. The proposed rules would have the effect of: (1) increasing the financial obligations of entities, like us, which have pipelines and pipeline rights-of-way in the OCS; (2) increasing the regulatory requirements imposed on the operation and maintenance of existing pipelines in the OCS; and (3) increasing the requirements and preconditions for obtaining new rights-of-way in the OCS.

     Rate of Return Proxy Groups.  In April 2008, the FERC adopted a new policy that will allow master limited partnerships to be included in rate of return proxy groups for determining rates for services provided by interstate natural gas and oil pipelines.  The FERC uses a discounted cash flow model that incorporates the use of proxy groups to develop a range of reasonable returns earned on equity interests in companies with corresponding risks. The FERC then assigns a rate of return on equity within that range to reflect specific risks of that pipeline when compared to the proxy group companies. The FERC’s policy statement concludes among other items that (i) there should be no cap on the level of distributions included in the current discounted cash flow methodology and (ii) there should be a downward adjustment to the long-term growth rate used for the equity cost of capital of natural gas pipeline master limited partnerships. The FERC is not exploring other methods of determining a pipeline’s equity cost of capital at this time. We believe this ruling will not have a  material impact on our financial position or results of operations.

4. Investment in Unconsolidated Affiliate and Transactions with Affiliates

  Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company and received $4 million in dividends in the first quarter of 2008. Summarized income statement information for our proportionate share of the income of this investment for the quarters ended March 31 is as follows:

	2008	2007
	(in millions)
Operating results data:
Operating revenues	$6	$6
Operating expenses	2	2
Income from continuing operations and net income	4	4

  Transactions with Affiliates

      Cash Management Program and Other Notes Receivable. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At March 31, 2008 and December 31, 2007, we had notes receivable from El Paso and other affiliates of $782 million and $582 million. In January 2008, El Paso repaid a separate variable interest rate note receivable of $118 million. The interest rate on these notes at March 31, 2008 and December 31, 2007 was 4.3% and 6.5%.

     At March 31, 2008 and December 31, 2007, we also had non-interest bearing notes receivable of $334 million from an El Paso affiliate.

     We do not intend to settle any of our notes within twelve months and have therefore classified them as non-current on our balance sheets.

     Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At March 31, 2008 and December 31, 2007, we had federal and state income taxes payable of $17 million and $13 million. The majority of these balances, as well as deferred income taxes and amounts associated with the resolution of unrecognized tax benefits, will become payable to El Paso. During the first quarter of 2007, El Paso billed us $77 million through intercompany accounts for certain tax attributes previously reflected as deferred income taxes in our financial statements.

     Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect our subordinated interest in these receivables as accounts receivable — affiliate on our balance sheets. We earn a fee for servicing the receivables and performing all administrative duties for the QSPE. At March 31, 2008 and December 31, 2007, our subordinated beneficial interest in the receivables sold was $55 million and $61 million. The fair value of the fees earned was immaterial to our financial statements for the quarters ended March 31, 2008 and 2007.

     Other Affiliate Balances. At March 31, 2008 and December 31, 2007, we had contractual deposits from our affiliates of $9 million and $8 million.

    Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2007 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2008	2007
	(In millions)
Revenues from affiliates	$5	$5
Operation and maintenance expenses from affiliates	15	14
Reimbursements of operating expenses charged to affiliates	12	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.  In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2007 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

     Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income and operating cash flows.  Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of  our results for the quarter ended March 31, 2008 compared to the same period in 2007.

Operating Results:
	2008	2007
	(In millions, except volumes)
Operating revenues	$245	$226
Operating expenses	(157)	(125)
Operating income	88	101
Earnings from unconsolidated affiliate	4	4
Other income, net	4	5
EBIT	96	110
Interest and debt expense	(33)	(32)
Affiliated interest income, net	9	11
Income taxes	(29)	(34)
Net income	$43	$55
Throughput volumes (BBtu/d)	5,743	5,084

EBIT Analysis:
	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Services revenues	$9	$—	$—	$9
Expansions	6	(1)	(1)	4
Gain/loss on long-lived assets	—	(23)	—	(23)
Other(1)	4	(8)	—	(4)
Total impact on EBIT	$19	$(32)	$(1)	$(14)
_______________
(1) Consists of individually insignificant items.

     Services Revenues.  During the quarter ended March 31, 2008, we sold additional capacity in the northern and southern regions of our system compared to the same period in 2007. We also provided additional interruptible services due to favorable seasonal price spreads.

     Expansions. In November 2007, the Northeast ConneXion–New England expansion project was placed into service. This increase in revenues was partially offset by depreciation of the new facilities.

    We have several other expansion projects in various stages of development. For a further discussion of these projects, see our 2007 Annual Report on Form 10-K.

Gain/Loss on Long-Lived Assets. For the quarter ended March 31, 2008, we recorded impairments of $16 million primarily related to our decision not to proceed with the Essex-Middlesex Lateral project due to its prolonged permitting process and changing market conditions. In February 2007, we completed the sale of a pipeline lateral for approximately $35 million and recorded a pretax gain on the sale of approximately $7 million.

Affiliated Interest Income, Net

 Affiliated interest income, net for the quarter ended March 31, 2008, was $2 million lower than the same period in 2007 due to lower average short-term interest rates and lower average advances to El Paso under the cash management program. The average short-term interest rate for the first quarter decreased from 5.9% in 2007 to 5.6% for the same period in 2008. In addition, the average advances due from El Paso of $738 million for the first quarter of 2007 decreased to $705 million for the same period in 2008.

Income Taxes

Our effective tax rates of 40 percent and 38 percent for the quarters ended March 31, 2008 and 2007 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Expenditures

     Liquidity Overview. Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program and depending on whether we have short-term cash surpluses or requirements, we either advance cash to El Paso or El Paso advances cash to us in exchange for an affiliated note receivable or payable that is due upon demand. We have historically advanced cash to El Paso, which we reflect in investing activities in our statement of cash flows. At March 31, 2008, we had notes receivable from El Paso and other affiliates of approximately $1.1 billion.  We do not intend to settle these notes within the next twelve months and therefore have classified them as non-current on our balance sheet. See Item 1, Financial Statements, Note 4, for a further discussion of El Paso’s cash management program and our other affiliate notes receivable.

     In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of March 31, 2008, El Paso had approximately $0.3 billion of letters of credit issued and $0.3 billion of debt outstanding under this facility, none of which was issued or borrowed by us. For a further discussion of this credit agreement, see our 2007 Annual Report on Form 10-K.

     We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program and its credit agreement, if necessary, will be adequate to meet our capital requirements and our existing operating needs.

     Capital Expenditures. Our cash capital expenditures for the quarter ended March 31, 2008, and our estimates of capital expenditures for the remainder of this year to expand and maintain our system are listed below. We expect to fund these capital expenditures through internally generated funds.

	Quarter Ended March 31, 2008	2008 Remaining	Total
	(In millions)
Maintenance	$27	$166	$193
Expansion	16	90	106
	$43	$256	$299

Commitments and Contingencies

See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of March 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2008.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2007 Annual Report on Form 10-K under Part I, item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

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

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index is hereby incorporated herein by reference and sets forth a list of those exhibits filed herewith.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Tennessee Gas Pipeline Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNESSEE GAS PIPELINE COMPANY

Date: May 9, 2008	/s/ James C. Yardley
James C. Yardley
Chairman of the Board and President
(Principal Executive Officer)

Date: May 9, 2008	/s/ John R. Sult
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