Form 10-Q
period 2008-06-30
TENNESSEE GAS PIPELINE CO
filed 2008-08-08
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-4874
________________

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

     Common stock, par value $5 per share. Shares outstanding on August 8, 2008: 208

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

Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	Dth = dekatherm
BBtu	= billion British thermal units

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “us”, “we”, “our”, or “ours”, we are describing Tennessee Gas Pipeline Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating revenues	$217	$220	$462	$446
Operating expenses
Operation and maintenance	91	76	172	152
Depreciation and amortization	45	42	90	84
(Gain)/loss on long-lived assets	8	—	24	(7)
Taxes, other than income taxes	17	17	32	31
	161	135	318	260
Operating income	56	85	144	186
Earnings from unconsolidated affiliate	4	4	8	8
Other income, net	2	4	6	9
Interest and debt expense	(35)	(33)	(68)	(65)
Affiliated interest income, net	8	11	17	22
Income before income taxes	35	71	107	160
Income taxes	13	28	42	62
Net income	$22	$43	$65	$98

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	56	14
Affiliates	69	71
Other	13	27
Materials and supplies	38	34
Deferred income taxes	11	10
Other	13	9
Total current assets	200	165
Property, plant and equipment, at cost	4,117	4,048
Less accumulated depreciation and amortization	790	740
	3,327	3,308
Additional acquisition cost assigned to utility plant, net	2,019	2,040
Total property, plant and equipment, net	5,346	5,348
Other assets
Notes receivable from affiliates	1,134	1,034
Investment in unconsolidated affiliate	83	84
Other	56	52
	1,273	1,170
Total assets	$6,819	$6,683

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$78	$66
Affiliates	26	23
Other	42	56
Taxes payable	38	31
Contractual deposits	44	32
Accrued interest	24	24
Other	22	17
Total current liabilities	274	249
Long-term debt	1,604	1,603
Other liabilities
Deferred income taxes	1,343	1,302
Regulatory liabilities	182	178
Other	57	57
	1,582	1,537
Commitments and contingencies (Note 4)
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,209	2,209
Retained earnings	1,150	1,085
Total stockholder’s equity	3,359	3,294
Total liabilities and stockholder’s equity	$6,819	$6,683

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income	$65	$98
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	90	84
(Gain)/loss on long-lived assets	24	(7)
Earnings from unconsolidated affiliate, adjusted for cash distributions	1	(8)
Deferred income taxes	40	80
Other non-cash income items	(2)	(5)
Asset and liability changes	(11)	(139)
Net cash provided by operating activities	207	103

Cash flows from investing activities
Additions to property, plant and equipment	(117)	(126)
Net change in notes receivable from affiliates	(100)	(12)
Proceeds from the sale of asset	—	35
Other	10	—
Net cash used in investing activities	(207)	(103)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso).  We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2008, and for the quarters and six months ended June 30, 2008 and 2007, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

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

2. Gain/Loss on Long-Lived Assets

During the six months ended June 30, 2008, we recorded impairments of $24 million, including an impairment related to our Essex-Middlesex Lateral project due to its prolonged permitting process. In February 2007, we completed the sale of a pipeline lateral for approximately $35 million and recorded a $7 million pretax gain on the sale.

3. Debt

In July 2008, we obtained the required consent necessary for certain amendments to the indenture governing our 6% debenture due 2011. These amendments permit us to convert from a corporation to a non-corporate legal entity such as a general partnership, limited partnership or limited liability company.

4. Commitments and Contingencies

  Legal Proceedings

Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands.  In October 2006, a U.S. District Judge issued an order dismissing all claims against all defendants.  An appeal has been filed.

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

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at June 30, 2008. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

  Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2008, we had accrued approximately $8 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs.

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

Below is a reconciliation of our accrued liability from January 1, 2008 to June 30, 2008 (in millions):

Balance at January 1, 2008	$10
Adjustments for remediation activities	(1)
Payments for remediation activities	(1)
Balance at June 30, 2008	$8

For the remainder of 2008, we estimate that our total remediation expenditures will be approximately $2 million, which will be expended under government directed clean-up plans.

Polychlorinated Biphenyls (PCB) Cost Recoveries. Pursuant to a consent order executed with the U.S. Environmental Protection Agency (EPA) in May 1994, we have been conducting remediation activities at certain of our compressor stations associated with the presence of PCBs and other hazardous materials. In July 2008, we received approval from the EPA on our final program report for the consent order. Long-term monitoring and state required activities are continuing. We have recovered a substantial portion of the environmental costs identified in our PCB remediation project through a surcharge to our customers. A settlement with our customers, approved by the Federal Energy Regulatory Commission (FERC) in November 1995, established the surcharge mechanism. In May 2008, the FERC accepted our filing to extend the surcharge collection period through June 2010. We also proposed to meet with our customers to discuss amending the settlement to provide for an earlier refund while safeguarding our ability to recover the costs of our remediation activities. The amount and timing of any refund is subject to further agreement between our customers and us. As of June 30, 2008, we had pre-collected PCB costs of approximately $154 million, which includes interest. This pre-collected amount will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the difference, plus carrying charges incurred up to the date of the refunds. At June 30, 2008, our regulatory liability for estimated future refund obligations to our customers was approximately $150 million.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the CERCLA or state equivalents.  We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs.  As of June 30, 2008, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserves discussed above.

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

Greenhouse Gas Emissions. In July 2008, the EPA requested public comments on the potential regulation of greenhouse gases (GHGs) under the Clean Air Act. Some of the regulatory alternatives identified by the EPA in its request for comments, if eventually promulgated as final rules, would likely impact our operations and financial results. It is uncertain whether the EPA will proceed with adopting final rules or whether the regulation of the GHGs will be addressed in federal and state legislation. Since it is uncertain what, if any, regulatory or legislative alternatives may be adopted, it is not possible at this time to determine whether and how such laws or regulations could impact our operations and financial results and whether those impacts will be material to our financial statements.

 Purchase Obligation

We have entered into contracts to purchase approximately $90 million of pipe for our Line 300 expansion project.

5. Investment in Unconsolidated Affiliate and Transactions with Affiliates

  Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company and received $9 million in dividends for the six months ended June 30, 2008. Summarized income statement information of our proportionate share of the income of this investment for the periods ended June 30 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)
Operating results data:
Operating revenues	$5	$4	$11	$10
Operating expenses	2	2	4	4
Income from continuing operations and net income	4	4	8	8

  Transactions with Affiliates

Cash Management Program and Other Notes Receivable. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At June 30, 2008 and December 31, 2007, we had notes receivable from El Paso and other affiliates of $800 million and $582 million. In January 2008, El Paso repaid a separate variable interest rate note receivable of $118 million. The interest rate on these notes at June 30, 2008 and December 31, 2007 was 3.7% and 6.5%.

At June 30, 2008 and December 31, 2007, we also had non-interest bearing notes receivable of $334 million from an El Paso affiliate.

We do not intend to settle any of our notes within twelve months and have therefore classified them as non-current on our balance sheets.

Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At June 30, 2008 and December 31, 2007, we had federal and state income taxes payable of $14 million and $13 million. The majority of these balances, as well as deferred income taxes and amounts associated with the resolution of unrecognized tax benefits, will become payable to El Paso. During the second quarter of 2007, we settled $77 million with El Paso through its cash management program for certain tax attributes previously reflected as deferred income taxes in our financial statements. These settlements were reflected as operating activities in our statement of cash flows.

Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect our subordinated interest in these receivables as accounts receivable — affiliate on our balance sheets. We earn a fee for servicing the receivables and performing all administrative duties for the QSPE. At June 30, 2008 and December 31, 2007, our subordinated beneficial interest in the receivables sold was $58 million and $61 million. The fair value of the fees earned was immaterial to our financial statements for the quarters and six months ended June 30, 2008 and 2007.

Other Affiliate Balances. At June 30, 2008 and December 31, 2007, we had contractual deposits from our affiliates of $9 million and $8 million.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2007 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Revenues from affiliates	$5	$5	$10	$10
Operation and maintenance expenses from affiliates	16	15	31	29
Reimbursements of operating expenses charged to affiliates	11	11	23	23

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

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income and operating cash flows.  Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the six months ended June 30, 2008 compared to the same period in 2007.

Operating Results:
	2008	2007
	(In millions, except for volumes)
Operating revenues	$462	$446
Operating expenses	(318)	(260)
Operating income	144	186
Earnings from unconsolidated affiliate	8	8
Other income, net	6	9
EBIT	158	203
Interest and debt expense	(68)	(65)
Affiliated interest income, net	17	22
Income taxes	(42)	(62)
Net income	$65	$98
Throughput volumes (BBtu/d)	5,013	4,757

EBIT Analysis:
	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Expansions	$12	$(3)	$(1)	$8
Gas not used in operations and other natural gas sales	13	(5)	—	8
Services revenues	5	—	—	5
Contract settlement	(10)	—	—	(10)
Gain/loss on long-lived assets	—	(31)	—	(31)
Operating and general and administrative costs	—	(16)	—	(16)
Other(1)	(4)	(3)	(2)	(9)
Total impact on EBIT	$16	$(58)	$(3)	$(45)
_______________
(1) Consists of individually insignificant items.

Expansions. In November 2007, the Northeast ConneXion–New England expansion project was placed into service. This increase in revenues was partially offset by depreciation of the new facilities.

In July 2008, we completed the acquisition of certain offshore assets from a third party. Our total estimated cost to acquire these assets and to reconfigure the system (referred to as the Blue Water project) is approximately  $25 million. The estimated in-service date of this project is November 2008. In August 2008, we announced our Line 300 expansion project which is designed to transport 300,000 Dth/day of production located in northeast Kentucky to key pipeline interconnects in northern New Jersey. The estimated total capital cost for this expansion project is approximately $750 million with anticipated in-service dates in 2010 for Phase I and 2011 for Phase II. In addition, we have entered into contracts to purchase approximately $90 million of pipe for this project which is expected to be paid in 2009.

We have several other expansion projects in various stages of development. For a further discussion of these projects, see our 2007 Annual Report on Form 10-K.

Gas Not Used in Operations and Other Natural Gas Sales. Gas not used for operations results in revenues to us, which we recognize when the volumes are retained. During the six months ended June 30, 2008, our EBIT was favorably impacted by higher volumes of gas not used in our operations compared to the same period in 2007. For a further discussion of gas not used in operations and other natural gas sales, see our 2007 Annual Report on Form 10-K.

Services Revenues.  During the six months ended June 30, 2008, we sold additional capacity in the northern and southern regions of our system compared to the same period in 2007. This increase in revenue was partially offset by lower surcharges from certain firm customers in 2008.

Contract Settlement.  In the second quarter of 2007, we received $10 million to settle our bankruptcy claim against USGen New England, Inc.

Gain/Loss on Long-lived Assets. During the six months ended June 30, 2008, we recorded impairments of $24 million, including an impairment related to our Essex-Middlesex Lateral project due to its prolonged permitting process. In February 2007, we recorded a $7 million pretax gain on the sale of a pipeline lateral.

Operating and General and Administrative Costs. During the six months ended June 30, 2008, our operating and general and administrative expenses were higher than the same period in 2007 primarily due to increased labor costs and additional maintenance associated with required work on our pipeline system.

Affiliated Interest Income, Net

Affiliated interest income, net for the six months ended June 30, 2008, was $5 million lower than the same period in 2007 due to lower average short-term interest rates and lower average advances to El Paso under the cash management program. The average short-term interest rate for the six months decreased from 5.9% in 2007 to 4.8% for the same period in 2008. In addition, the average advances due from El Paso of $752 million for the six months of 2007 decreased to $730 million for the same period in 2008.

Income Taxes

Our effective tax rates of 39 percent for the six months ended June 30, 2008 and 2007 were higher than the statutory rate of 35 percent due to the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program. Our primary uses of cash are for working capital and capital expenditures. We have historically advanced cash to El Paso, which we reflect in investing activities in our statement of cash flows. At  June 30, 2008, we had notes receivable from El Paso and other affiliates of approximately $1.1 billion. We do not intend to settle these notes within the next twelve months and therefore, have classified them as non-current on our balance sheet. See Item 1, Financial Statements, Note 5, for a further discussion of El Paso’s cash management program and our other affiliate notes receivable. We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program will be adequate to meet our capital requirements and our existing operating needs, including any refunds to our customers associated with the PCB remediation project.

In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of June 30, 2008, El Paso had approximately $0.3 billion of letters of credit issued, none of which was issued by us. For a further discussion of this credit agreement, see our 2007 Annual Report on Form 10-K.

Debt. In July 2008, we obtained the required consent necessary for certain amendments to the indenture governing our 6% debenture due 2011. These amendments permit us to convert from a corporation to a non-corporate legal entity such as a general partnership, limited partnership or limited liability company.

Capital Expenditures.  Our cash capital expenditures for the six months ended June 30, 2008, and our estimates of capital expenditures for the remainder of this year to expand and maintain our system are listed below. We expect to fund these capital expenditures through internally generated funds.

	Six Months Ended	2008
	June 30, 2008	Remaining	Total
	(In millions)
Maintenance	$82	$127	$209
Expansion	35	84	119
	$117	$211	$328

Commitments and Contingencies

See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2008.

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

TENNESSEE GAS PIPELINE COMPANY

Date: August 8, 2008	/s/ James C. Yardley
James C. Yardley
Chairman of the Board and President
(Principal Executive Officer)

Date: August 8, 2008	/s/ John R. Sult
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