Form 10-Q
period 2008-09-30
TENNESSEE GAS PIPELINE CO
filed 2008-11-10
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

     Common stock, par value $5 per share. Shares outstanding on November 7, 2008: 208

     TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

TENNESSEE GAS PIPELINE COMPANY

TABLE OF CONTENTS

	Caption	Page

	PART I — Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4T.	Controls and Procedures	12

	PART II — Other Information
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	13
Item 6.	Exhibits	13
	Signatures	14
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

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating revenues	$209	$193	$671	$639
Operating expenses
Operation and maintenance	106	91	278	243
Depreciation and amortization	46	42	136	126
(Gain)/loss on long-lived assets	—	—	24	(7)
Taxes, other than income taxes	8	13	40	44
	160	146	478	406
Operating income	49	47	193	233
Earnings from unconsolidated affiliate	2	3	10	11
Other income, net	2	6	8	15
Interest and debt expense	(33)	(32)	(101)	(97)
Affiliated interest income, net	7	12	24	34
Income before income taxes	27	36	134	196
Income taxes	11	14	53	76
Net income	$16	$22	$81	$120

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	29	14
Affiliates	151	71
Other	7	27
Materials and supplies	37	34
Deferred income taxes	17	10
Other	16	9
Total current assets	257	165
Property, plant and equipment, at cost	4,202	4,048
Less accumulated depreciation and amortization	811	740
	3,391	3,308
Additional acquisition cost assigned to utility plant, net	2,012	2,040
Total property, plant and equipment, net	5,403	5,348
Other assets
Notes receivable from affiliates	1,090	1,034
Investment in unconsolidated affiliate	81	84
Other	57	52
	1,228	1,170
Total assets	$6,888	$6,683

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$45	$66
Affiliates	30	23
Other	56	56
Taxes payable	79	31
Contractual deposits	49	32
Accrued interest	44	24
Other	53	17
Total current liabilities	356	249
Long-term debt	1,605	1,603
Other liabilities
Deferred income taxes	1,319	1,302
Regulatory liabilities	187	178
Other	46	57
	1,552	1,537
Commitments and contingencies (Note 4)
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,209	2,209
Retained earnings	1,166	1,085
Total stockholder’s equity	3,375	3,294
Total liabilities and stockholder’s equity	$6,888	$6,683

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income	$81	$120
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	136	126
(Gain)/loss on long-lived assets	24	(7)
Earnings from unconsolidated affiliate, adjusted for cash distributions	3	16
Deferred income taxes	10	51
Other non-cash income items	(3)	(8)
Asset and liability changes	103	(73)
Net cash provided by operating activities	354	225

Cash flows from investing activities
Additions to property, plant and equipment	(203)	(257)
Net change in notes receivable from affiliates	(158)	(6)
Proceeds from the sale of asset	—	35
Other	7	3
Net cash used in investing activities	(354)	(225)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso).  We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2008, and for the quarters and nine months ended September 30, 2008 and 2007, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our 2007 Annual Report on Form 10-K.

 Fair Value Measurements. On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our financial assets and liabilities. The adoption of the standard did not have an impact on our financial statements. We elected to defer the adoption of SFAS No. 157 for our non-financial assets and liabilities until January 1, 2009. We do not anticipate the adoption of  the deferred provisions of this standard to have a material impact on our financial statements.

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

2. Property, Plant, and Equipment

Gain/Loss on Long-Lived Assets. During 2008, we recorded impairments of $24 million, including an impairment related to our Essex-Middlesex Lateral project due to its prolonged permitting process. In February 2007, we completed the sale of a pipeline lateral for approximately $35 million and recorded a $7 million pretax gain on the sale.

Asset Retirement Obligations. During the third quarter of 2008, we increased our asset retirement liabilities by approximately $21 million resulting from the impacts of Hurricanes Ike and Gustav on our facilities. Our asset retirement obligations are included in other current liabilities on our balance sheets.

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

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at September 30, 2008. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

  Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2008, we had accrued approximately $8 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs.

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

Below is a reconciliation of our accrued liability from January 1, 2008 to September 30, 2008 (in millions):

Balance at January 1, 2008	$10
Adjustments for remediation activities	(1)
Payments for remediation activities	(1)
Balance at September 30, 2008	$8

For the remainder of 2008, we estimate that our total remediation expenditures will be approximately $1 million, which will be expended under government directed clean-up plans.

Polychlorinated Biphenyls (PCB) Cost Recoveries. Pursuant to a consent order executed with the U.S. Environmental Protection Agency (EPA) in May 1994, we have been conducting remediation activities at certain of our compressor stations associated with the presence of PCBs and other hazardous materials. In July 2008, we received approval from the EPA on our final program report for the consent order. Long-term monitoring and state required activities are continuing. We have recovered a substantial portion of the environmental costs identified in our PCB remediation project through a surcharge to our customers. A settlement with our customers, approved by the Federal Energy Regulatory Commission (FERC) in November 1995, established the surcharge mechanism. In May 2008, the FERC accepted our filing to extend the surcharge collection period through June 2010. As of September 30, 2008, we had pre-collected PCB costs of approximately $157 million, which includes interest. This pre-collected amount will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the difference, plus carrying charges incurred up to the date of the refunds. At September 30, 2008, our regulatory liability for estimated future refund obligations to our customers was approximately $153 million.  In compliance with the FERC’s order on our May 2008 filing, we have been engaged in discussions with our customers to ascertain the feasibility of amending the settlement to provide for an earlier refund of amounts collected in excess of estimated future eligible costs than would otherwise be required by the settlement while safeguarding our ability to recover costs of future remediation activities. The amount and timing of any refund is subject to further agreement between our customers and us, and to date, no consensus has been reached by the parties.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the CERCLA or state equivalents.  We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs.  As of September 30, 2008, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserves discussed above.

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

Notice of Proposed Rulemaking. In October 2007, the Minerals Management Service (MMS) issued a Notice of Proposed Rulemaking for Oil and Gas and Sulphur Operations in the Outer Continental Shelf (OCS) — Pipelines and Pipeline Rights-of-Way. If adopted, the proposed rules would substantially revise MMS OCS pipeline and rights-of-way regulations. The proposed rules would have the effect of: (1) increasing the financial obligations of entities, like us, which have pipelines and pipeline rights-of-way in the OCS; (2) increasing the regulatory requirements imposed on the operation and maintenance of existing pipelines and rights of way in the OCS; and (3) increasing the requirements and preconditions for obtaining new rights-of-way in the OCS.

Greenhouse Gas Emissions.  Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions are in various phases of discussion or implementation. Various federal legislative proposals have been made over the last several years.  The EPA is considering a rulemaking regarding potential regulation of GHG emissions from stationary and mobile sources under the Clean Air Act.  Legislation and regulation are also in various stages of proposal, enactment, and implementation in many of the states throughout the United States.  If enacted as proposed, the federal and state legislative and regulatory proposals would impact our operations and financial results.  However, until enacted, it is not possible to determine the exact impact that these future measures might have on our operations and financial results.  Additionally, various governmental entities and environmental groups have filed lawsuits seeking to force the federal government to regulate GHG emissions and individual companies to reduce GHG emissions from their operations.  These and other lawsuits may result in decisions by state courts, federal agencies, and other governing bodies that could impact our operations and ability to obtain certifications and permits to construct future projects.

Purchase Obligation

We have entered into contracts to purchase approximately $90 million of pipe for our 300 Line expansion project.

5. Investment in Unconsolidated Affiliate and Transactions with Affiliates

  Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company and received $13 million and  $27 million in dividends for the nine months ended September 30, 2008 and 2007. Summarized income statement information of our proportionate share of the income of this investment for the periods ended September 30 is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)
Operating results data:
Operating revenues	$4	$5	$15	$15
Operating expenses	2	1	6	5
Income from continuing operations and net income	2	3	10	11

Transactions with Affiliates

     Cash Management Program and Other Notes Receivable. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At September 30, 2008 and December 31, 2007, we had notes receivable from El Paso and other affiliates of $858 million and $582 million. We classified $102 million of these receivables as current on our balance sheet at September 30, 2008, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.  In January 2008, El Paso repaid a separate variable interest rate note receivable of $118 million. The interest rate on these notes at September 30, 2008 and December 31, 2007 was 3.7% and 6.5%.

At September 30, 2008 and December 31, 2007, we also had non-interest bearing notes receivable of $334 million from an El Paso affiliate. We do not intend to settle any of these notes within twelve months and have therefore classified them a non-current on our balance sheets.

Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At September 30, 2008 and December 31, 2007, we had federal and state income taxes payable of $54 million and $13 million. The majority of these balances, as well as deferred income taxes and amounts associated with the resolution of unrecognized tax benefits, will become payable to El Paso. During 2007, we settled $77 million with El Paso through its cash management program for certain tax attributes previously reflected as deferred income taxes in our financial statements. These settlements were reflected as operating activities in our statement of cash flows.

Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect our subordinated interest in these receivables as accounts receivable — affiliate on our balance sheets. We earn a fee for servicing the receivables and performing all administrative duties for the QSPE. At September 30, 2008 and December 31, 2007, our subordinated beneficial interest in the receivables sold was $27 million and $61 million. The fair value of the fees earned was immaterial to our financial statements for the quarters and nine months ended September 30, 2008 and 2007.

Other Affiliate Balances. At September 30, 2008 and December 31, 2007, we had contractual deposits from our affiliates of $9 million and $8 million.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2007 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)
Revenues from affiliates	$5	$6	$15	$16
Operation and maintenance expenses from affiliates	16	16	47	45
Reimbursements of operating expenses charged to affiliates	12	11	35	34

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

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income and operating cash flows.  Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the nine months ended September 30, 2008 compared to the same period in 2007.

Operating Results:
	2008	2007
	(In millions, except for volumes)
Operating revenues	$671	$639
Operating expenses	(478)	(406)
Operating income	193	233
Earnings from unconsolidated affiliate	10	11
Other income, net	8	15
EBIT	211	259
Interest and debt expense	(101)	(97)
Affiliated interest income, net	24	34
Income taxes	(53)	(76)
Net income	$81	$120
Throughput volumes (BBtu/d)	4,875	4,766

EBIT Analysis:
	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Expansions	$24	$(8)	$(3)	$13
Gas not used in operations and other natural gas sales	26	—	—	26
Services revenues	3	—	—	3
Hurricanes	(7)	(5)	—	(12)
Contract settlement	(10)	—	—	(10)
Gain/loss on long-lived assets	—	(31)	—	(31)
Other operating and general and administrative costs	—	(28)	—	(28)
Other(1)	(4)	—	(5)	(9)
Total impact on EBIT	$32	$(72)	$(8)	$(48)
_______________
(1) Consists of a favorable property tax settlement during the third quarter of 2008 and other individually insignificant items.

Expansions. During 2007, the Northeast ConneXion–New England expansion and the Louisiana Deepwater Link projects were placed into service. This increase in revenues was partially offset by depreciation and operating and maintenance expenses of the new facilities.

In July 2008, we completed the acquisition of certain offshore assets from a third party. Our total cost to acquire these assets and to reconfigure the system (referred to as the Blue Water project) is approximately $25 million. The estimated in-service date of this project is December 2008. In August 2008, we announced our 300 Line expansion project which is designed to transport 300,000 Dth/day of production located in northeast Kentucky to key pipeline interconnects in northern New Jersey and New York. The estimated total capital cost for this expansion project is approximately $750 million with anticipated in-service dates in the fourth quarter of 2010 for Phase I and in the fourth quarter of 2011 for Phase II. In addition, we have entered into contracts to purchase approximately $90 million of pipe for this expansion which is expected to be paid in 2009.

We have several other expansion projects in various stages of development. For a further discussion of these projects, see our 2007 Annual Report on Form 10-K.

Gas Not Used in Operations and Other Natural Gas Sales. Gas not used for operations results in revenues to us, which we recognize when the volumes are retained. During the nine months ended September 30, 2008, our EBIT was favorably impacted by higher volumes of gas not used in our operations compared to the same period in 2007. For a further discussion of gas not used in operations and other natural gas sales, see our 2007 Annual Report on Form 10-K.

Services Revenues.  During the nine months ended September 30, 2008, we sold additional capacity in the northern and southern regions of our system compared to the same period in 2007. This increase in revenue was partially offset by lower surcharges from certain firm customers in 2008.

Hurricanes.  During the third quarter of 2008, we incurred damage to sections of our Gulf Coast and offshore pipeline facilities due to Hurricanes Ike and Gustav.  Our EBIT was unfavorably impacted by these hurricanes due to gas loss from various damaged pipelines, lower volume of gas not used in operations, lower usage revenue, and repair costs that will not be recovered from insurance.  See Liquidity and Capital Resources for a further discussion of the hurricanes.

Contract Settlement.  In the second quarter of 2007, we received $10 million to settle our bankruptcy claim against USGen New England, Inc.

Gain/Loss on Long-lived Assets. During 2008, we recorded impairments of $24 million, including an impairment related to our Essex-Middlesex Lateral project due to its prolonged permitting process. In February 2007, we recorded a $7 million pretax gain on the sale of a pipeline lateral.

 Other Operating and General and Administrative Costs. During the nine months ended September 30, 2008, our operating and general and administrative expenses were higher than the same period in 2007 primarily due to increased labor costs to support growth and customer activities and additional maintenance work required on our pipeline system.

Affiliated Interest Income, Net

Affiliated interest income, net for the nine months ended September 30, 2008, was $10 million lower than the same period in 2007 due to lower average short-term interest rates, partially offset by higher average advances to El Paso under the cash management program. The average short-term interest rate for the nine months decreased from 6.1% in 2007 to 4.5% for the same period in 2008. The average advances due from El Paso increased from $749 million for the nine months of 2007 to $751 million for the same period in 2008.

Income Taxes

Our effective tax rates of 40 percent and 39 percent for the nine months ended September 30, 2008 and 2007 were higher than the statutory rate of 35 percent due to the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program. Our primary uses of cash are for working capital and capital expenditures. We have historically advanced cash to El Paso, which we reflect in investing activities in our statement of cash flows. At  September 30, 2008, we had notes receivable from El Paso and other affiliates of approximately $1.2 billion of which approximately $102 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 5, for a further discussion of El Paso’s cash management program and our other affiliate notes receivable. We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program will be adequate to meet our capital requirements and our existing operating needs, including any refunds to our customers associated with the PCB remediation project.

In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of September 30, 2008, El Paso had approximately $0.6 billion of capacity remaining under this credit agreement, none of which was used by us. For a further discussion of this credit agreement, see our 2007 Annual Report on Form 10-K.

Current global financial markets are extremely volatile.  The U.S. and foreign governments have recently enacted emergency financial packages that are designed to restore confidence and liquidity in the global credit markets.  However, it is uncertain whether such measures will be successful and, if successful, when the positive effects will be achieved in the financial markets.  Although we do not anticipate having a need to directly access the financial markets in 2009 for any of our operating activities or expansion capital needs, we do rely upon amounts available to us under El Paso’s cash management program to meet our capital requirements and operating needs.  As of September 30, 2008, El Paso had approximately $1.2 billion of cash and approximately $0.7 billion of capacity available to it under various committed credit facilities.  Additionally, in response to the volatility in the financial markets, El Paso has also announced certain actions that are designed to reduce its need to access such financial markets, including reductions in the capital programs of certain of its operating subsidiaries and the sale of several non-core assets.

In addition to the liquidity sources and actions discussed above, we also have the ability to pursue financial market transactions to supplement our operating cash flows to fund our capital expenditure programs, meet operating needs and repay debt maturities.  However, there is a risk that the financial markets could remain volatile and we or El Paso are not able to access these markets, which could impact our liquidity in the future. For a more detailed discussion of our operations and risk factors related to our relationship with El Paso, refer to our 2007 Annual Report on Form 10-K.

Debt. In July 2008, we obtained the required consent necessary for certain amendments to the indenture governing our 6% debenture due 2011. These amendments permit us to convert from a corporation to a  non-corporate legal entity such as a general partnership, limited partnership or limited liability company.

Capital Expenditures.  Our cash capital expenditures for the nine months ended September 30, 2008, and our estimates of capital expenditures for the remainder of this year to expand and maintain our system are listed below. We expect to fund these capital expenditures through internally generated funds.

	Nine Months Ended	2008
	September 30, 2008	Remaining	Total
	(In millions)
Maintenance	$133	$88	$221
Expansion	55	48	103
Other (1)	15	29	44
	$203	$165	$368
_______________
(1) Relates to building renovations at our corporate facilities.

Hurricanes.  During the third quarter of 2008, our pipeline and certain of our facilities were damaged by Hurricanes Ike and Gustav.  We continue to assess the damages resulting from these hurricanes and the corresponding impact on estimated costs to repair and abandon impacted facilities. Although our estimates may change in the future, we currently estimate total repair and abandonment costs between approximately $80 million and $120 million, a majority of which we expect will be capital expenditures.  We expect to spend these amounts in 2008 and 2009, none of which are recoverable from insurance.

Commitments and Contingencies

See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item  4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at September 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2008.

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

Important factors, such as limited access to the capital markets, could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2007 Annual Report on Form 10-K under Part I, item 1A, Risk Factors. There have been no material changes in these risk factors since that report, except as discussed in Liquidity and Capital Expenditures in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

TENNESSEE GAS PIPELINE COMPANY

Date: November 7, 2008	By:	/s/ James C. Yardley
James C. Yardley
Chairman of the Board and President
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ John R. Sult
John R. Sult
Senior Vice President
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

,

TENNESSEE GAS PIPELINE COMPANY

EXHIBIT INDEX

Each exhibit identified below is a part of this report.   Exhibits filed this report are designated by “*”.  All other exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description

4.A	Third Supplemental Indenture dated July 23, 2008 by and between Tennessee Gas Pipeline Company and Wilmington Trust
Company, as trustee, to Indenture dated as of December 15, 1981 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on July 29, 2008).
*10.A	Amendment No. 3, dated as of August 27, 2008, to the Receivables Purchase Agreement dated as of August 31, 2006 among TGP funding Company, L.L.C., Tennessee Gas Pipeline Company, as initial Servicer, Starbird Funding Corporation and the other funding entities from time to time party hereto as Investors, BNP Paribas, New York Branch, and the other financial institutions from time to time party hereto as Managing Agents, and BNP Paribas, New York Branch, as Program Agent.
*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.