Form 10-K
period 2008-12-31
TENNESSEE GAS PIPELINE CO
filed 2009-03-02
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting stock held by non-affiliates of the registrant: None

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5 per share. Shares outstanding on March 2, 2009:  208

TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION I(1)(a) AND (b) TO FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

Documents Incorporated by Reference: None

TENNESSEE GAS PIPELINE COMPANY

TABLE OF CONTENTS

	Caption	Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	*
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	*
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 8.	Financial Statements and Supplementary Data	19
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
Item 9A.	Controls and Procedures	43
Item 9A(T).	Controls and Procedures	43
Item 9B.	Other Information	43
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13.	Certain Relationships and Related Transactions, and Director Independence	*
Item 14.	Principal Accountant Fees and Services	44
PART IV
Item 15.	Exhibits and Financial Statement Schedules	45
	Signatures	46
____________

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

Below is a list of terms that are common to our industry and used throughout this document:

/d	=	per day	LNG	=	liquefied natural gas
BBtu	=	billion British thermal units	MMcf	=	million cubic feet
Bcf	=	billion cubic feet	NGL	=	natural gas liquid

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

Our strategy is to enhance the value of our transportation and storage business by:

•	Providing outstanding customer service;

•	Successfully executing on our backlog of committed expansion projects;

•	Developing new growth projects in our market and supply areas;

•	Ensuring the safety of our pipeline system and assets;

•	Optimizing our contract portfolio;

•	Focusing on efficiency and synergies across our system; and

•	Managing market segmentation and differentiation.

Pipeline System. Our pipeline system consists of approximately 13,600 miles of pipeline with a design capacity of approximately 7,069 MMcf/d. During 2008, 2007 and 2006, average throughput was 4,864 BBtu/d, 4,880 BBtu/d and 4,534 BBtu/d. This multiple-line system begins in the natural gas producing regions of Louisiana, the Gulf of Mexico and south Texas and extends to the northeast section of the U.S., including the metropolitan areas of New York City and Boston. Our system also has interconnects at the U.S.- Mexico border and the U.S.- Canada border.

FERC-Approved Pipeline Expansion Projects. As of December 31, 2008, we had the following FERC-approved pipeline expansion projects on our system. For a further discussion of our other expansion projects including our $750 million 300 Line Expansion project, see Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Project	Capacity(MMcf/d)	Description	Anticipated Completion Date

Carthage Expansion Project	98
Installation of a new 7,700 horsepower compressor station in DeSoto Parish, Louisiana, abandonment of three 1,100 horsepower units and installation of a 10,310 horsepower gas turbine unit to upgrade and replace compression at our existing Compressor Station 47 located in Ouachita Parish, Louisiana, and the construction of 1.1 miles of 12 inch pipeline and meter facilities also located in Ouachita Parish, Louisiana.  The facilities will enable us to provide 98MMcf/d of firm transportation service to Entergy Corporation under a long-term contract.
			May 2009

Concord Lateral Expansion	29
Construction of a new 6,130 horsepower compressor station on our Line 200 system in Pelham, New Hampshire to enable us to provide 29 MMcf/d of incremental firm transportation service to EnergyNorth Natural Gas Company.
			November 2009

Storage Facilities. Along our system, we have approximately 92 Bcf of underground working natural gas storage capacity. Of this amount, 29 Bcf is contracted from Bear Creek Storage Company (Bear Creek), our affiliate. Bear Creek is a joint venture that we own equally with our affiliate, Southern Gas Storage Company, a subsidiary of Southern Natural Gas Company (SNG). Bear Creek owns and operates an underground natural gas storage facility located in Bienville Parish, Louisiana. The facility has 58 Bcf of working storage capacity. Bear Creek’s working storage capacity is committed equally to SNG and us under long-term contracts.

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

Imported LNG has been a growing supply sector of the natural gas market. LNG terminals and other regasification facilities can serve as alternate sources of supply for pipelines, enhancing their delivery capabilities and operational flexibility and complementing traditional supply transported into market areas. However, these LNG delivery systems also may compete with us for transportation of gas into market areas we serve.

Electric power generation has been a growing demand sector of the natural gas market. The growth of natural gas fired electric power benefits the natural gas industry by creating more demand for natural gas. This potential benefit is offset, in varying degrees, by increased generation efficiency, the more effective use of surplus electric capacity and the use and availability of other fuel sources for power generation. In addition, in several regions of the country, new additions in electric generating capacity have exceeded load growth and electric transmission capabilities out of those regions. These developments may inhibit owners of new power generation facilities from signing firm transportation contracts with natural gas pipelines.

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

We expect growth of the natural gas market will be adversely affected by the current economic recession in the U.S. and global economies.  The decline in economic activity will reduce industrial demand for natural gas and electricity, which will cause lower natural gas demand both directly in end-use markets and indirectly through lower power generation demand for natural gas.  The demand for natural gas and electricity in the residential and commercial segments of the market will likely be less affected by the economy.  The lower demand and the credit restrictions on investments in the current environment may also slow development of supply projects.  However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

Our existing transportation and storage contracts mature at various times and in varying amounts of throughput capacity. Our ability to extend our existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility.  Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the maximum rates allowed under our tariffs. However, we have entered into a substantial portion of firm transportation contracts at amounts that are less  than these maximum allowable rates to remain competitive.

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

The following table details our customer and contract information related to our pipeline system as of December 31, 2008. Firm customers reserve capacity on our pipeline system and storage facilities and are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. Interruptible customers are customers without reserved capacity that pay usage charges based on the volume of gas they transport, store, inject or withdraw.

Customer Information	Contract Information

Approximately 470 firm and interruptible customers.	Approximately 510 firm transportation contracts. Weighted average remaining contract term of approximately four years.

Major Customer: National Grid USA and Subsidiaries (736 BBtu/d)	Expires in 2010-2027.

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

Our interstate pipeline system is also subject to federal, state and local safety and environmental statutes and regulations of the U.S. Department of Transportation and the U.S. Department of the Interior. We have ongoing inspection programs designed to keep our facilities in compliance with pipeline safety and environmental requirements and we believe that our system is in material compliance with the applicable regulations.

Environmental

A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 8, and is incorporated herein by reference.

Employees

As of February 23, 2009, we had approximately 1,700 full-time employees, none of whom are subject to a collective bargaining arrangement.

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

The financial results of our transportation and storage operations are impacted by the volumes of natural gas we transport or store and the prices we are able to charge for doing so. The volume of natural gas we are able to transport and store depends on the actions of third parties, including our customers, and is beyond our control. Further, the following factors, most of which are also beyond our control, may unfavorably impact our ability to maintain or increase current throughput, or to remarket unsubscribed capacity on our pipeline system:

•	service area competition;

•	price competition;

•	changes in regulation and action of regulatory bodies;

•	weather conditions that impact natural gas throughput and storage levels;

•	weather fluctuations or warming or cooling trends that may impact demand in the markets in which we do business, including trends potentially attributable to climate change;

•	continued development of additional sources of gas supply that can be accessed;

•	decreased natural gas demand due to various factors, including economic recession (as further discussed below) and increases in prices;

•
legislative, regulatory or judicial actions, such as mandatory greenhouse gas regulations and/or legislation that could result in (i) changes in the demand for natural gas and oil, (ii) changes in the availability of or demand for alternative energy sources such as hydroelectric and nuclear power, wind and solar, and/or (iii) changes in the demand for less carbon intensive energy sources;

•	availability and cost to fund ongoing maintenance and growth projects, especially in periods of prolonged economic decline;

•	opposition to energy infrastructure development, especially in environmentally sensitive areas;

•	adverse general economic conditions including prolonged recessionary periods that might negatively impact natural gas demand and the capital markets; and

•	unfavorable movements in natural gas prices in certain supply and demand areas.

A substantial portion of our revenues are generated from firm transportation contracts that must be renegotiated periodically.

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

•	changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire;

•	reduced demand and market conditions in the areas we serve;

•	the availability of alternative energy sources or natural gas supply points; and

•	legislative and/or regulatory actions.

For 2008, our revenues from National Grid USA and Subsidiaries represented approximately 12 percent of our operating revenues.  For additional information on our revenues from this customer, see Part II, Item 8, Financial Statements and Supplementary Data, Note 10. The loss of this customer or a decline in its creditworthiness could adversely affect our results of operations, financial position and cash flows.

We are exposed to the credit risk of our customers and our credit risk management may not be adequate to protect against such risk.

We are subject to the risk of delays in payment as well as losses resulting from nonpayment and/or nonperformance by our customers, including default risk associated with adverse economic conditions. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of our existing or future customers, and they fail to pay and/or perform due to an unanticipated deterioration in their creditworthiness and we are unable to remarket the capacity, our business, the results of  our operations and our financial condition could be adversely affected. We may not be able to effectively remarket capacity during and after insolvency proceedings involving a shipper.

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

We retain a fixed percentage of natural gas transported as provided in our tariff. This retained natural gas is used as fuel and to replace lost and unaccounted for natural gas. We are at risk if we retain less natural gas than needed for fuel and to replace lost and unaccounted for natural gas. Pricing volatility may impact the value of under or over recoveries of retained natural gas, imbalances and system encroachments. If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted on a short-term basis, as well as with respect to our long-term recontracting activities. Furthermore, fluctuations in pricing between supply sources and market areas could negatively impact our transportation revenues. As a result, significant prolonged changes in natural gas prices could have a material adverse effect on our financial condition, results of operations and liquidity. Fluctuations in energy prices are caused by a number of factors, including:

•	regional, domestic and international supply and demand;

•	availability and adequacy of transportation facilities;

•	energy legislation and regulation;

•	federal and state taxes, if any, on the sale or transportation and storage of natural gas and NGL;

•	abundance of supplies of alternative energy sources; and

•	political unrest among countries producing oil and LNG.

The agencies that regulate us and our customers could affect our profitability.

Our business is regulated by the FERC, the U.S. Department of Transportation, the U.S. Department of the Interior and various state and local regulatory agencies whose actions have the potential to adversely affect our profitability. In particular, the FERC regulates the rates we are permitted to charge our customers for our services and sets authorized rates of return.

In April 2008, the FERC adopted a new policy that will allow master limited partnerships to be included in rate of return proxy groups for determining rates for services provided by interstate natural gas and oil pipelines. The FERC uses a discounted cash flow model that incorporates the use of proxy groups to develop a range of reasonable returns earned on equity interests in companies with corresponding risks. The FERC then assigns a rate of return on equity within that range to reflect specific risks of that pipeline when compared to the proxy group companies. The FERC’s policy statement concludes among other items that (i) there should be no cap on the level of distributions included in the current discounted cash flow methodology and (ii) there should be a downward adjustment to the long-term growth rate used for the equity cost of capital of natural gas pipeline master limited partnerships. Pursuant to the FERC’s jurisdiction over rates, existing rates may be challenged by complaint, and proposed rate increases may be challenged by protest. A successful complaint or protest against our rates could have an adverse impact on our revenues.

In a January 15, 2009 decision that discussed an individual pipeline’s rate of return, the FERC analyzed the operations of each company proposed for inclusion in that pipeline’s proxy group to determine whether each company to be included had commensurate risks to the pipeline whose rates were being determined. The FERC included in that proxy group two primarily gas pipeline master limited partnerships (with the adjusted gross domestic product) and a diversified company that had higher risk exploration, production and trading operations in addition to pipeline operations. Companies whose distribution, electric or natural gas liquids operations exceeded pipeline operations were excluded. In light of this, it is expected that pipeline returns on equity will be driven largely by fact-based proxy group determinations in each case.

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

Our operations are subject to various environmental laws and regulations regarding compliance and remediation obligations. Compliance obligations can result in significant costs to install and maintain pollution controls, fines and penalties resulting from any failure to comply and potential limitations on our operations. Remediation obligations can result in significant costs associated with the investigation or clean up of contaminated properties (some of which have been designated as Superfund sites by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act), as well as damage claims arising out of the contamination of properties or impact on natural resources. Although we believe we have established appropriate reserves for our environmental liabilities, it is not possible for us to estimate the exact amount and timing of all future expenditures related to environmental matters and we could be required to set aside additional amounts which could significantly impact our future consolidated results of operations, financial position, or cash flows. See Part II, Item 8, Financial Statements and Supplementary Data, Note 8.

In estimating our environmental liabilities, we face uncertainties that include:

•	estimating pollution control and clean up costs, including sites where preliminary site investigation or assessments have been completed;

•	discovering new sites or additional information at existing sites;

•	receiving regulatory approval for remediation programs;

•	quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties;

•	evaluating and understanding environmental laws and regulations, including their interpretation and enforcement; and

•	changing environmental laws and regulations that may increase our costs.

In addition to potentially increasing the cost of our environmental liabilities, changing environmental laws and regulations may increase our future compliance costs, such as the costs of complying with ozone standards and potential mandatory greenhouse gas reporting and emission reductions. Future environmental compliance costs relating to greenhouse gases (GHGs) associated with our operations are not yet clear. Legislative and regulatory measures to address GHG emissions are in various phases of discussions or implementation at the international, national, regional and state levels.  Various federal and state legislative proposals have been made over the last several years and it is possible that legislation may be enacted in the future that could negatively impact our operations and financial results.  The level of such impact will likely depend upon whether any of our facilities will be directly responsible for compliance with GHG regulations and legislation; whether federal legislation will preempt any potentially conflicting state/regional GHG programs; whether cost containment measures will be available; the ability to recover compliance costs from our customers; and the manner in which allowances are provided.  At the federal regulatory level, the EPA has requested public comments on the potential regulation of GHGs under the Clean Air Act.  Some of the regulatory alternatives identified by the EPA in its request for comments, if eventually promulgated as final rules, would likely impact our operations and financial results.  It is uncertain whether the EPA will proceed with adopting final rules or whether the regulation of GHGs will be addressed in federal and state legislation. Legislation and regulation are also in various stages of discussion or implementation in many of the states and regions in which we operate. Therefore, it is not yet possible to determine whether the regulations implementing the legislation will be material to our operations or our financial results.

Finally, several lawsuits have been filed seeking to force the federal government to regulate GHG emissions and individual companies to reduce the GHG emissions from their operations.  These and other lawsuits may also result in decisions by federal and state courts and agencies that impact our operations and ability to obtain certifications and permits to construct future projects.

Although it is uncertain what impact these legislative, regulatory, and judicial actions might have on us until further definition is provided in those forums, there is a risk that such future measures could result in changes to our operations and to the consumption and demand for natural gas. Changes to our operations could include increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, (iii) construct new facilities, (iv) acquire allowances to authorize our GHG emissions, (v) pay any taxes related to our GHG emissions and (vi) administer and manage a GHG emissions program.  While we may be able to include some or all of the costs associated with our environmental liabilities and environmental and GHG compliance in the rates charged by our pipeline and in the prices at which we sell natural gas, our ability to recover such costs is uncertain and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final regulations and legislation.

Our operations are subject to operational hazards and uninsured risks.

Our operations are subject to the inherent risks normally associated with pipeline operations, including pipeline ruptures, explosions, pollution, release of toxic substances, fires, adverse weather conditions (such as hurricanes and flooding), terrorist activity or acts of aggression, and other hazards. Each of these risks could result in damage to or destruction of our facilities or damages or injuries to persons and property causing us to suffer substantial losses.  Analyses performed by various governmental and private organizations indicate potential physical risks associated with climate change events (such as flooding, etc). Some of the studies indicate that potential impacts on energy infrastructure are highly uncertain and not well understood, including both the timing and potential magnitude of such impacts. As the science is better understood and analyzed, we will review the operational and uninsured risks to our facilities attributed to climate change.

While we maintain insurance against many of these risks to the extent and in amounts that we believe are reasonable, our insurance coverages have material deductibles as well as limits on our maximum recovery, and do not cover all risks. In addition, there is a risk that our insurers may default on their coverage obligations.  As a result, our results of operations, cash flows or financial condition could be adversely affected if a significant event occurs that is not fully covered by insurance.

The expansion of our business by constructing new facilities subjects us to construction and other risks that may adversely affect our financial results.

We may expand the capacity of our existing pipeline or storage facilities by constructing additional facilities. Construction of these facilities is subject to various regulatory, development and operational risks, including:

•	our ability to obtain necessary approvals and permits by the FERC and other regulatory agencies on a timely basis and on terms that are acceptable to us;

•	the ability to access sufficient capital at reasonable rates to fund expansion projects, especially in periods of prolonged economic decline when we may be unable to access the capital markets;

•	the availability of skilled labor, equipment, and materials to complete expansion projects;

•
potential changes in federal, state and local statutes, regulations and orders, including environmental requirements that prevent a project from proceeding or increase the anticipated cost of the project;

•	impediments on our ability to acquire rights-of-way or land rights on a timely basis or on terms that are acceptable to us;

•
our ability to construct projects within anticipated costs, including the risk that we may incur cost overruns resulting from inflation or increased costs of equipment, materials, labor, contractor productivity or other factors beyond our control, that we may not be able to recover from our customers which may be material;

•	the lack of future growth in natural gas supply and/or demand; and

•	the lack of transportation, storage or throughput commitments.

Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs.  There is also the risk that the downturn in the economy and its negative impact upon natural gas demand may result in either slower development in our expansion projects or adjustments in the contractual commitments supporting such projects. As a result, new facilities may be delayed or may not achieve our expected investment return, which could adversely affect our results of operations, cash flows or financial position.

Our business requires the retention and recruitment of a skilled workforce and the loss of employees could result in the failure to implement our business plan.

Our business requires the retention and recruitment of a skilled workforce. If we are unable to retain and recruit employees such as engineers and other technical personnel, our business could be negatively impacted.

Adverse general domestic economic conditions could negatively affect our operating results, financial condition or liquidity.

We, El Paso, and its subsidiaries are subject to the risks arising from adverse changes in general domestic economic conditions including recession or economic slowdown. Recently, the U.S. economy has experienced recession and the financial markets have experienced extreme volatility and instability. In response to the volatility in the financial markets, El Paso has also announced certain actions that are designed to reduce its need to access such financial markets, including reductions in the capital programs of certain of its operating subsidiaries and the sale of several non-core assets.

  If we or El Paso experience prolonged periods of recession or slowed economic growth in the United States, demand growth from consumers for natural gas transported by us may continue to decrease, which could impact the development of our future expansion projects. Additionally, our or El Paso’s access to capital could continue to be impeded and the cost of capital we obtain could be higher. Finally, we are subject to the risks arising from changes in legislation and regulation associated with such recession or prolonged economic slowdown, including creating preference for renewables, as part of a legislative package to stimulate the economy. Any of these events, which are beyond our control, could negatively impact our business, results of operations, financial condition, and liquidity.

We are subject to financing and interest rate risk.

Our future success, financial condition and liquidity could be adversely affected based on our ability to access capital markets and obtain financing at cost effective rates. This is dependent on a number of factors in addition to general economic conditions discussed above, many of which we cannot control, including changes in:

•	our credit ratings;

•	the structured and commercial financial markets;

•	market perceptions of us or the natural gas and energy industry;

•	tax rates due to new tax laws; and

•	market prices for hydrocarbon products.

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

Due to our relationship with El Paso, adverse developments or announcements concerning El Paso or its other subsidiaries could adversely affect our financial condition, even if we have not suffered any similar development. The ratings assigned to El Paso’s senior unsecured indebtedness are below investment grade, currently rated Ba3 by Moody’s Investor Service, BB- by Standard & Poor’s and BB+ by Fitch Ratings. The ratings assigned to our senior unsecured indebtedness are currently investment grade, with a  Baa3 rating by Moody’s Investor Service and a BBB- rating by Fitch Ratings. Standard & Poor’s has assigned a below investment grade rating of BB to our senior unsecured indebtedness. El Paso and its subsidiaries, including us, are (i) on a stable outlook with Moody’s Investor Service and Fitch Ratings and (ii) on a negative outlook with Standard & Poor’s. There is a risk that these credit ratings may be adversely affected in the future as the credit rating agencies continue to review our and El Paso’s leverage, liquidity and credit profile. Any reduction in our or El Paso’s credit ratings could impact our ability to access the capital markets, as well as our cost of capital and collateral requirements.

El Paso provides cash management and other corporate services for us. Pursuant to El Paso’s cash management program, we transfer surplus cash to El Paso in exchange for an affiliated note receivable. In addition, we conduct commercial transactions with some of our affiliates. If El Paso or such affiliates are unable to meet their respective liquidity needs, we may not be able to access cash under the cash management program, or our affiliates may not be able to pay their obligations to us. However, we might still be required to satisfy affiliated payables we have established. Our inability to recover any affiliated receivables owed to us could adversely affect our financial position. For a further discussion of these matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 12.

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

We are a party to El Paso’s $1.5 billion credit agreement. We are only liable, however, for our borrowings under the credit agreement, which were zero at December 31, 2008. Under the credit agreement, a default by El Paso, or any other borrower, could result in the acceleration of repayment of all outstanding borrowings, including the borrowings of any non-defaulting party. The acceleration of repayments of borrowings, if any, or the inability to borrow under the credit agreement, could adversely affect our liquidity position and, in turn, our financial condition.

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

We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. No common stock dividends were declared or paid in 2008 or 2007.

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

Overview

Our primary business consists of the interstate transportation and storage of natural gas. Each of these businesses faces varying degrees of competition from other existing and proposed pipelines and LNG facilities, as well as from alternative energy sources used to generate electricity, such as hydroelectric power, coal and fuel oil. Our revenues from transportation and storage services consist of the following types.

Type	Description	Percent of Total Revenues in 2008

Reservation	Reservation revenues are from customers (referred to as firm customers) that reserve capacity on our pipeline system and storage facilities. These firm customers are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts.	61

Usage and Other	Usage revenues are from both firm customers and interruptible customers (those without reserved capacity) that pay usage charges and provide fuel in-kind based on the volume of gas actually transported, stored, injected or withdrawn. We also earn revenue from other miscellaneous sources.	39

The FERC regulates the rates we can charge our customers. These rates are generally a function of the cost of providing services to our customers, including a reasonable return on our invested capital. Because of our regulated nature, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices, changes in supply and demand, regulatory actions, competition, declines in the creditworthiness of our customers and weather. We also experience volatility in our financial results when the amounts of natural gas used in our operations differ from the amounts we recover from our customers for that purpose.

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

We continue to manage our recontracting process to limit the risk of significant impacts on our revenues from expiring contracts. Our ability to extend our existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and the market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the maximum rates allowed under our tariffs. However, we have entered into a substantial portion of firm transportation  contracts at amounts that are less than these maximum allowable rates to remain competitive.

Our existing contracts mature at various times and in varying amounts of throughput capacity. The weighted average remaining contract term for our active contracts is approximately four years as of December 31, 2008.  Below are the contract expiration portfolio and the associated revenue expirations for our firm transportation contracts as of December 31, 2008, including those with terms beginning in 2009 or later.

	BBtu/d	Percent of Total Contracted Capacity	Reservation Revenue	Percent of Total Reservation Revenue
	(In millions)
2009	920	11	$6	1
2010	1,015	12	53	10
2011	644	8	65	13
2012	2,187	27	70	14
2013	1,374	17	111	21
2014 and beyond	2,001	25	214	41
Total	8,141	100	$519	100

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the year ended December 31, 2008 compared with 2007.

Operating Results:

	2008	2007
	(In millions,
	except for volumes)
Operating revenues	$907	$862
Operating expenses	(645)	(564)
Operating income	262	298
Earnings from unconsolidated affiliate	13	13
Other income, net	10	19
EBIT	285	330
Interest and debt expense	(136)	(130)
Affiliated interest income, net	33	44
Income taxes	(71)	(91)
Net income	$111	$153
Throughput volumes (BBtu/d)	4,864	4,880

EBIT Analysis:

	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Services revenues	$15	$—	$—	$15
Expansions	29	(12)	(4)	13
Gas not used in operations and other natural gas sales	26	—	—	26
Contract settlement	(10)	—	—	(10)
Hurricanes	(10)	(12)	—	(22)
Other operating and general and administrative costs	—	(31)	—	(31)
Gain/loss on long-lived assets	—	(24)	2	(22)
Allowance for funds used during construction	—	—	(8)	(8)
Other(1)	(5)	(2)	1	(6)
Total impact on EBIT	$45	$(81)	$(9)	$(45)
____________

(1)	Consists of individually insignificant items.

Services Revenues. In 2008, we sold additional capacity in the northern and southern regions of our system as compared to the same period in 2007.  This increase in revenue was partially offset by lower surcharges from certain firm customers in 2008.

Expansions

Projects Placed in Service in 2008 and 2007. In July and September 2007, the Louisiana Deepwater Link and the Triple—T Extension projects were placed into service. These expansions increased gas supply attached to our system in excess of 900 MMcf/d. Revenues for these projects are based on throughput levels as natural gas reserves are developed. Also, in November 2007, the Northeast ConneXion—New England expansion project was placed into service. This project provides an additional 108 MMcf/d of capacity to meet growing demand for natural gas in the New England market area. In November 2008, we placed the Bluewater reconfiguration project into service. This increase in revenues was partially offset by depreciation and operating and maintenance expenses of the new facilities.

Committed Projects Not Yet Completed. We currently have the following projects in various stages of development:

Project	Anticipated In-Service Dates	Estimated Cost	FERC Approved
		(In millions)
Carthage Expansion	May 2009	$39	Yes
Concord Lateral Expansion	November 2009	21	Yes
300 Line Expansion	November 2011	750	No
Total Committed Expansion Backlog		$810

300 Line Expansion. The 300 Line Expansion involves the installation of seven looping segments in Pennsylvania and New Jersey totaling approximately 128 miles of 30-inch pipeline, and the addition of approximately 52,000 horsepower of compression following the installation of two new compressor stations and upgrades at seven existing compressor stations. Upon completion, we expect this project to increase natural gas delivery capacity in the region by approximately 293 MMcf/d. The 300 Line Expansion project will provide access to diversified natural gas supplies from Gulf Coast, Appalachian, Rockies, and Marcellus Shale supply areas, and gas deliveries to points along the 300 Line path and into various interconnections with other pipelines in northern New Jersey, as well as an existing delivery point in White Plains, New York.

Gas Not Used in Operations and Other Natural Gas Sales. The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. The financial impact of gas not needed for operations is influenced by factors such as system throughput, facility enhancements and the ability to operate the system efficiently. Gas not needed for operations results in revenues to us, which we recognize when the volumes are retained. During the year ended December 31, 2008 our EBIT was favorably impacted by higher volumes of gas not used in our operations compared to 2007.

Contract Settlement. In 2007, we received $10 million to settle our bankruptcy claim against USGen New England, Inc.

Hurricanes.  During 2008, we incurred damage to sections of our Gulf Coast and offshore pipeline facilities due to Hurricanes Gustav and Ike.  Our EBIT was unfavorably impacted by  $29 million related to these hurricanes due to gas loss from various damaged pipelines, lower volume of gas not used in operations, lower usage revenue, and repair costs that will not be recovered from insurance due to losses not exceeding self-retention levels. See Liquidity and Capital Resources for a further discussion of the hurricanes.

Other Operating and General and Administrative Costs. During the year ended December 31, 2008, our operating and general and administrative expenses were higher than in 2007 primarily due to increased labor costs to support growth and customer activities, additional maintenance work required on our pipeline system and higher electric compression costs at certain compressor stations.

Gain/Loss on Long-Lived Assets. During 2008, we recorded impairments of $25 million, including an impairment related to our Essex-Middlesex Lateral project due to its prolonged permitting process. During 2007, we recorded a $7 million pretax gain on the sale of a pipeline lateral, and an impairment of $8 million related to a pipeline asset which was purchased to repair hurricane damage and not subsequently utilized.

Allowance for Funds Used During Construction (AFUDC).  AFUDC was lower during 2008 primarily due to a decrease in capital expenditures associated with hurricanes and expansion projects as compared to 2007.

Interest and Debt Expense

Interest and debt expense for the year ended December 31, 2008, was $6 million higher than in 2007 primarily due to lower allowance for funds used during construction in 2008 resulting from a decrease in capital expenditures associated with hurricanes and expansion projects as compared to 2007.

Affiliated Interest Income, Net

Affiliated interest income, net for the year ended December 31, 2008, was $11 million lower than in 2007 primarily due to lower average short-term interest rates partially offset by higher average advances to El Paso under its cash management program. The average short-term interest rate decreased from 6.2% in 2007 to 4.4% in 2008, and the average advances due from El Paso of $729 million in 2007 increased to $768 million in 2008.

Income Taxes

Our effective tax rate of 39 percent and 37 percent for the years ended December 31, 2008 and 2007 was higher than the statutory rate of 35 percent due to the effect of state income taxes. For a reconciliation of the statutory rate to the effective tax rates, see Item 8, Financial Statements and Supplementary Data, Note 3.

Liquidity and Capital Resources

Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program. Our primary uses of cash are for working capital and capital expenditures. We have historically advanced cash to El Paso under its cash management program, which we reflect in investing activities in our statement of cash flows. At December 31, 2008, we had notes receivable from El Paso of approximately $800 million.  We do not intend to settle these notes within twelve months and have therefore classified them as non-current on our balance sheet. See Item 8, Financial Statements, Note 12, for a further discussion of El Paso’s cash management program and our other affiliate notes receivable. We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program will be adequate to meet our capital requirements and our existing operating needs.

In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s  $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of December 31, 2008, El Paso had approximately $0.7 billion of capacity remaining and available to us under this credit facility agreement, none of which was issued or borrowed by us.  For a further discussion of this credit agreement, see Item 8, Financial Statements and Supplementary Data, Note 7.

Extreme volatility in the financial markets, the energy industry and the global economy will likely continue through 2009.  The global financial markets remain extremely volatile and it is uncertain whether recent U.S. and foreign government actions will successfully restore confidence and liquidity in the global financial markets.  This could impact our longer-term access to capital for future growth projects as well as the cost of such capital. In January 2009, we issued $250 million of 8.00% senior notes due February 2016 for net proceeds of $235 million. Based on the liquidity available to us through cash on hand, our operating activities and El Paso’s cash management program, we do not anticipate having a need to fruther access the financial markets for the remainder of 2009 for any of our operating activities or expansion capital needs. Additionally, although the impacts are difficult to quantify at this point, a downward trend in the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

As of December 31, 2008, El Paso had approximately $1.0 billion of cash and approximately $1.2 billion of capacity available to it under various committed credit facilities.  In light of the current economic climate and in response to the financial market volatility, El Paso, since November 2008, has generated approximately $1.2 billion of additional liquidity through three separate note offerings and has obtained additional revolving credit facility capacity and letter of credit capacity.  Although we do not anticipate to further access the financial markets for the remainder of 2009, the volatility in the financial markets could impact our or El Paso’s ability to access these markets at reasonable rates in the future.

For further detail on our risk factors including adverse general economic conditions and our ability to access financial markets which could impact our operations and liquidity, see Part 1, Item 1A, Risk Factors.

Debt. In July 2008, we obtained the required consent necessary for certain amendments to the indenture governing our 6.0% debentures due 2011. These amendments permit us to convert from a corporation to a non-corporate legal entity such as a general partnership, limited partnership or limited liability company.  In January 2009, we issued $250 million of 8.00% senior notes due in February 2016. The net proceeds of $235 million will be invested in short-term investments and used for capital expenditures and general corporate purposes.

Capital Expenditures. Our capital expenditures for the years ended December 31 were as follows:

	2008	2007
	(In millions)
Maintenance	$198	$139
Expansions	83	181
Hurricanes(1)	—	41
Other(2)	42	3
Total	$323	$364
____________

(1)	Amounts shown are net of insurance proceeds of $34 million and $47 million for 2008 and 2007, respectively.
(2)	Relates to building renovations at our corporate facilities.

Under our current plan for 2009, we have budgeted to spend (i) approximately $220 million for capital expenditures, net of insurance proceeds, primarily to maintain and improve the integrity of our pipeline, to comply with regulations and to ensure the safe and reliable delivery of natural gas to our customers and (ii) approximately $170 million to expand the capacity and services of our pipeline system.

Hurricanes Ike and Gustav.  During the third quarter of 2008, our pipeline and certain of our facilities were damaged by Hurricanes Gustav and Ike. As of December 31, 2008, we had spent $30 million on these hurricanes.  We continue to assess the damages resulting from these hurricanes and the corresponding impact on estimated costs to repair and/or abandon facilities.  Although our estimates may change in the future, we currently estimate the total repair and abandonment costs to be approximately $112 million, a majority of which we expect will be capital and none of which are recoverable from insurance due to losses not exceeding self-retention levels.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the risk of changing interest rates. At December 31, 2008, we had interest bearing notes receivable from El Paso of approximately $800 million, with variable interest rates of 3.2% that are due upon demand. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of these notes receivable approximates their carrying value due to the market-based nature of its interest rate and the fact that it is a demand note.

The table below shows the carrying value and related weighted-average effective interest rates on our non-affiliated fixed rate long-term debt securities estimated based on quoted market prices for the same or similar issues.

	December 31, 2008
	Expected Fiscal Year of Maturity of Carrying Amounts				December 31, 2007
	2011	2013 and Thereafter	Total	Fair Value	Carrying Amount	Fair Value
	(In millions, except for rates)
Liabilities:
Long-term debt— fixed rate	$82	$1,523	$1,605	$1,311	$1,603	$1,745
Average effective interest rate	7.3%	7.6%

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

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Tennessee Gas Pipeline Company

We have audited the accompanying consolidated balance sheets of Tennessee Gas Pipeline Company (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the three years in the period ended December 31, 2008. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tennessee Gas Pipeline Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 3 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, and effective December 31, 2006 and January 1, 2008, the Company adopted the recognition and measurement date provisions, respectively, of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132 (R).

/s/ Ernst & Young LLP

Houston, Texas
February 26, 2009

TENNESSEE GAS PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,
	2008	2007	2006
Operating revenues	$907	$862	$793
Operating expenses
Operation and maintenance	386	338	315
Loss on long-lived assets	25	—	—
Depreciation and amortization	182	170	164
Taxes, other than income taxes	52	56	55
	645	564	534
Operating income	262	298	259
Earnings from unconsolidated affiliate	13	13	15
Other income, net	10	19	14
Interest and debt expense	(136)	(130)	(129)
Affiliated interest income, net	33	44	43
Income before income taxes	182	244	202
Income taxes	71	91	75
Net income	$111	$153	$127

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable
Customer	24	14
Affiliates	81	71
Other	13	27
Materials and supplies	41	34
Deferred income taxes	8	10
Other	10	9
Total current assets	177	165
Property, plant and equipment, at cost	4,365	4,048
Less accumulated depreciation and amortization	884	740
	3,481	3,308
Additional acquisition cost assigned to utility plant, net	2,002	2,040
Total property, plant and equipment, net	5,483	5,348
Other assets
Notes receivable from affiliate	800	1,034
Investment in unconsolidated affiliate	81	84
Other	53	52
	934	1,170
Total assets	$6,594	$6,683
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$54	$66
Affiliates	36	23
Other	52	56
Taxes payable	82	31
Accrued interest	24	24
Contractual deposits	60	32
Other	31	17
Total current liabilities	339	249
Long-term debt	1,605	1,603
Other liabilities
Deferred income taxes	1,314	1,302
Regulatory liabilities	191	178
Other	74	57
	1,579	1,537
Commitments and contingencies (Note 8)
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,209	2,209
Retained earnings	1,196	1,085
Note receivable from affiliate	(334	—
Total stockholder’s equity	3,071	3,294
Total liabilities and stockholder’s equity	$6,594	$6,683

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$111	$153	$127
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	182	170	164
Deferred income taxes	14	88	26
Earnings from unconsolidated affiliate, adjusted for cash distributions	3	14	2
Loss on long-lived assets	25	—	—
Other non-cash income items	(4)	(10)	(6)
Asset and liability changes
Accounts receivable	19	15	32
Accounts payable	10	(15)	27
Taxes payable	45	(40)	37
Other current assets	(5)	(6	(3)
Other current liabilities	(16)	(4)	(21)
Non-current assets	—	(13)	(8)
Non-current liabilities	21	(66)	12
Net cash provided by operating activities	405	286	389
Cash flows from investing activities
Additions to property, plant and equipment	(323)	(364)	(421)
Net change in notes receivable from affiliates	(100)	39	25
Proceeds from the sale of asset	—	35	—
Other	18	4	7
Net cash used in investing activities	(405)	(286)	(389)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—
End of period	$—	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)

	Common Stock		Additional Paid-in	Retained	Note Receivable from	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Capital	Earnings	Affiliate	Income/(Loss)	Equity
January 1, 2006	208	$—	$2,207	$820	$—	$—	$3,027
Net income				127			127
Adoption of SFAS No. 158, net of income taxes of $2						3	3
December 31, 2006	208	—	2,207	947	—	3	3,157
Net income				153			153
Adoption of FIN No. 48, net of income taxes of $(8) (Note 3)				(15)			(15)
Reclassification to regulatory liability (Note 9)						(3)	(3)
Other			2				2
December 31, 2007	208	—	2,209	1,085	—	—	3,294
Net income				111			111
Reclassification of note receivable from affiliate (Note 12)				—	(334)		(334)
December 31, 2008	208	$—	$2,209	$1,196	$(334)	$—	$3,071

See accompanying notes.

.TENNESSEE GAS PIPELINE COMPANY
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

Regulated Operations

Our natural gas pipeline and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We follow the regulatory accounting principles prescribed under Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. Under SFAS No. 71, we record regulatory assets and liabilities that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that will be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include certain postretirement employee benefit plan costs, an equity return component on regulated capital projects and certain costs related to gas not used in operations and other costs included in, or expected to be included in, future rates.

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

We use the composite (group) method to depreciate regulated property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. Currently, our depreciation rates vary from one percent to 25 percent per year. Using these rates, the remaining depreciable lives of these assets range from one to 34 years. We re-evaluate depreciation rates each time we file with the FERC for a change in our transportation and storage rates.

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

Included in our property balances are additional acquisition costs assigned to utility plant, which represent the excess of allocated purchase costs over the historical costs of the facilities. These costs are amortized on a straight-line basis over 62 years using the same rates as the related assets, and we do not recover these excess costs in our rates.

At December 31, 2008 and 2007, we had $207 million and $197 million of construction work in progress included in our property, plant and equipment.

We capitalize a carrying cost (an allowance for funds used during construction) on debt and equity funds related to our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Interest costs on debt amounts capitalized during the years ended December 31, 2008, 2007 and 2006, were $3 million, $6 million and $5 million. These debt amounts are included as a reduction to interest and debt expense on our income statement. The equity portion of capitalized costs is calculated using the most recent FERC-approved equity rate of return. The equity amounts capitalized (exclusive of any tax related impacts) during the years ended December 31, 2008, 2007 and 2006, were $6 million, $12 million and $8 million. These equity amounts are included as other non-operating income on our income statement.

Asset and Investment Impairments

We evaluate assets and investments for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our long-lived assets’ carrying values based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of the investment in an unconsolidated affiliate. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairment is impacted by a number of factors, including the nature of the assets being sold and our established time frame for completing the sale, among other factors.

Revenue Recognition

Our revenues are primarily generated from natural gas transportation and storage services. Revenues for all services are based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity over the contract period regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. Gas not used in operations is based on the volumes of natural gas we are allowed to retain relative to the amounts we use for operating purposes. We recognize revenue on gas not used in operations from our shippers when we retain the volumes at the market price required under our tariffs. We are subject to FERC regulations and, as a result, revenues we collect may be subject to refund in a rate proceeding. We establish reserves for these potential refunds.

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

We evaluate our tax positions for all jurisdictions and for all years where the statute of limitations has not expired in accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN No. 48 requires companies to meet a more-likely-than-not threshold (i.e. a greater than 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this more-likely-than-not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon effective settlement. For a further discussion of  FIN No. 48, see Note 3.

Accounting for Asset Retirement Obligations

We account for our asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FIN No. 47, Accounting for Conditional Asset Retirement Obligations. We record a liability for legal obligations associated with the replacement, removal or retirement of our long-lived assets in the period the obligation is incurred. Our asset retirement liabilities are recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the long-lived asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation and amortization expense in our income statement. We have the ability to recover certain of these costs from our customers and have recorded an asset (rather than expense) associated with the depreciation of the property, plant and equipment and accretion of the liabilities described above.

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

Effective December 31, 2006, we began accounting for our postretirement benefit plan under the recognition provisions of SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R) and recorded a $3 million increase, net of income taxes of $2 million, to accumulated other comprehensive income related to the adoption of this standard. Under SFAS No. 158, we record an asset or liability for our postretirement benefit plan based on its over funded or under funded status. In March 2007, the FERC issued guidance requiring regulated pipeline companies to record a regulatory asset or liability for any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions that would otherwise be recorded in accumulated other comprehensive income for non-regulated entities.  Upon adoption of this FERC guidance, we reclassified $3 million from accumulated other comprehensive income to a regulatory liability.

Effective January 1, 2008, we adopted the measurement date provisions of SFAS No. 158 and changed the measurement date of our postretirement benefit plan from September 30 to December 31. The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements.  For a further discussion of our application of SFAS No. 158, see Note 9.

New Accounting Pronouncements Issued But Not Yet Adopted

As of December 31, 2008, the following accounting standards had not yet been adopted by us.

Fair Value Measurements. We have adopted the provisions of SFAS No. 157, Fair Value Measurements in measuring the fair value of financial assets and liabilities in the financial statements. We have elected to defer the adoption of SFAS No. 157 for certain of our non-financial assets and liabilities until January 1, 2009, the adoption of which will not have a material impact on our financial statements.

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

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provides guidance on the presentation of minority interest, subsequently renamed “noncontrolling interest”, in the financial statements.  This standard requires that noncontrolling interest be presented as a separate component of equity rather than as a “mezzanine” item between liabilities and equity, and also requires that noncontrolling interest be presented as a separate caption in the income statement.  This standard also requires all transactions with noncontrolling interest holders, including the issuance and repurchase of noncontrolling interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs.  We will adopt the provisions of this standard effective January 1, 2009.  The adoption of this standard will not have a material impact our financial statements.

2. Gain (Loss) on Long-Lived Assets

During 2008, we recorded impairments of $25 million, including an impairment related to our Essex-Middlesex lateral project due to its prolonged permitting process.  During 2007, we completed the sale of a pipeline lateral for approximately $35 million and recorded a $7 million pretax gain on the sale. During 2007, we also recorded a loss of $8 million related to a pipeline asset which was purchased to repair hurricane damage and not subsequently utilized.

3. Income Taxes

Components of Income Taxes. The following table reflects the components of income taxes included in net income for each of the three years ended December 31:

	2008	2007	2006
	(In millions)
Current
Federal	$54	$(1)	$50
State	3	4	(1)
	57	3	49
Deferred
Federal	7	85	18
State	7	3	8
	14	88	26
Total income taxes	$71	$91	$75

Effective Tax Rate Reconciliation. Our income taxes differ from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

	2008	2007	2006
	(In millions, except for rates)
Income taxes at the statutory federal rate of 35%	$64	$85	$71
State income taxes, net of federal income tax effect	7	5	4
Other	—	1	—
Income taxes	$71	$91	$75
Effective tax rate	39%	37%	37%

Deferred Tax Assets and Liabilities. The following are the components of our net deferred tax liability at December 31:

	2008	2007
	(In millions)
Deferred tax liabilities
Property, plant and equipment	$1,531	$1,510
Other	13	11
Total deferred tax liability	1,544	1,521
Deferred tax assets
Net operating loss and credit carryovers
U.S. federal	22	23
State	37	43
Other liabilities	179	163
Total deferred tax asset	238	229
Net deferred tax liability	$1,306	$1,292

We believe it is more likely than not that we will realize the benefit of our deferred tax assets due to expected future taxable income, including the effect of future reversals of existing taxable temporary differences primarily related to depreciation.

Net Operating Loss (NOL) Carryovers. The table below presents the details of our federal and state NOL carryover periods as of December 31, 2008:

	2009	2010-2013	2014-2018	2019-2028	Total
	(In millions)
U.S. federal NOL	$—	$—	$—	$64	$64
State NOL	1	25	349	200	575

Usage of our U.S. federal carryovers is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation year rules of IRS regulations.

Unrecognized Tax Benefits (Liabilities) for Uncertain Tax Matters (FIN No. 48). El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. With a few exceptions, we and El Paso are no longer subject to state and local income tax examinations by tax authorities for years prior to 1999 and U.S. income tax examinations for years prior to 2005. In June 2008, the Internal Revenue Service’s examination of El Paso’s U.S. income tax returns for 2003 and 2004 was settled at the appellate level with approval by the Joint Committee on Taxation.  The settlement of the issues raised in this examination did not materially impact our results of operations, financial condition or liquidity. For years in which our returns are still subject to review, our unrecognized tax benefits (liabilities for uncertain tax matters) could increase or decrease our income tax expense and our effective income tax rates as these matters are finalized. We are currently unable to estimate the range of potential impacts the resolution of any contested matters could have on our financial statements.

Upon the adoption of FIN No. 48, and a related amendment to our tax sharing agreement with El Paso, we recorded a reduction of $15 million to the January 1, 2007 balance of retained earnings. As of December 31, 2008 and 2007, we had unrecognized tax benefits of $17 million, which has not changed since January 1, 2007.  As of December 31, 2008 and 2007, approximately $15 million (net of federal tax benefits)of unrecognized tax benefits would affect our income tax expense and our effective income tax rate if recognized in future periods. While the amount of our unrecognized tax benefits could change in the next twelve months, we do not expect this change to have a significant impact on our results of operations or financial position.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our income statement. As of December 31, 2008 and 2007, we had liabilities for interest and penalties related to our unrecognized tax benefits of approximately $7 million and $6 million. During 2008, we accrued $1 million of interest. During 2007, we accrued $1 million of interest and paid $1 million related to a settlement with a taxing authority.

4. Financial Instruments

At December 31, 2008 and 2007, the carrying amounts of cash and cash equivalents and trade receivables and payables are representative of their fair value because of the short-term maturity of these instruments. At December 31, 2008 and 2007, we had interest bearing notes receivable from El Paso and other affiliates of approximately $800 million and $582 million due upon demand, with variable interest rates of 3.2% and 6.5%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of these notes receivable approximates their carrying value due to the market-based nature of its interest rate and the fact that it is a demand note.

In addition, the carrying amounts and estimated fair values of our long-term debt are based on quoted market prices for the same or similar issues and are as follows at December 31:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Long-term debt	$1,605	$1,311	$1,603	$1,745

5. Regulatory Assets and Liabilities

Below are the details of our regulatory assets and liabilities at December 31:
	2008	2007
	(In millions)
Current regulatory assets	$2	$—
Non-current regulatory assets
Taxes on capitalized funds used during construction	29	26
Postretirement benefits	10	7
Other	8	4
Total non-current regulatory assets	47	37
Total regulatory assets	$49	$37

Current regulatory liabilities	$3	$3
Non-current regulatory liabilities
Environmental liability	157	143
Postretirement benefits	22	25
SFAS No. 109 plant regulatory liability and other	12	10
Total non-current regulatory liabilities	191	178
Total regulatory liabilities	$194	$181

6.  Property, Plant and Equipment

Additional Acquisition Costs. At December 31, 2008 and 2007, additional acquisition costs assigned to utility plant was approximately $2.4 billion and accumulated depreciation was approximately $379 million and $338 million, respectively. These additional acquisition costs are being amortized over the life of the related pipeline assets. Our amortization expense related to additional acquisition costs assigned to utility plant was approximately $41 million, $39 million and $40 million for the years ended December 31, 2008, 2007 and 2006.

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

Where we can reasonably estimate the asset retirement obligation liability, we accrue a liability based on an estimate of the timing and amount of their settlement. In estimating the fair value of the liabilities associated with our asset retirement obligations, we utilize several assumptions, including a projected inflation rate of 2.5 percent, and credit-adjusted discount rates that currently range from six to nine percent based on when the liabilities were recorded. We record changes in estimates based on the expected amount and timing of payments to settle our asset retirement obligations. We intend on operating and maintaining our natural gas pipeline and storage system as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the asset retirement obligation liability for the substantial majority of our natural gas pipeline and storage system assets because these assets have indeterminate lives.

The net asset retirement liability as of December 31 reported on our balance sheet in other current and non-current liabilities, and the changes in the net liability for the years ended December 31, were as follows:

	2008	2007
	(In millions)
Net asset retirement liability at January 1	$17	$47
Liabilities settled	(3)	(34)
Liabilities incurred	—	3
Changes in estimate	27	—
Accretion expense	1	1
Net asset retirement liability at December 31(1)	$42	$17
____________

(1)	For the years ended December 31, 2008 and 2007, approximately $5 million and $4 million of this amount is reflected in current liabilities.

7. Debt and Credit Facilities

Debt. Our long-term debt consisted of the following at December 31:

	2008	2007
	(In millions)
6.0% Debentures due December 2011	$86	$86
7.5% Debentures due April 2017	300	300
7.0% Debentures due March 2027	300	300
7.0% Debentures due October 2028	400	400
8.375% Notes due June 2032	240	240
7.625% Debentures due April 2037	300	300
	1,626	1,626
Less: Unamortized discount	21	23
Total long-term debt	$1,605	$1,603

In July 2008, we obtained the required consent necessary for certain amendments to the indenture governing our 6.0% debentures due 2011. These amendments permit us to convert from a corporation to a non-corporate legal entity such as a general partnership, limited partnership or limited liability company. In January 2009, we issued $250 million of 8.00% senior notes due in February 2016 and received net proceeds of $235 million.

Credit Facility. We are eligible to borrow amounts available under El Paso’s  $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of December 31, 2008, El Paso had approximately $0.7 billion of capacity remaining and available to us under this credit agreement, none of which was issued or borrowed by us.  Our common stock and the common stock of another El Paso subsidiary are pledged as collateral under the credit agreement.

Under El Paso’s $1.5 billion credit agreement and our indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements), which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; and (v) potential limitations on our ability to declare and pay dividends. For the year ended December 31, 2008, we were in compliance with our debt-related covenants.

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

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at December 31, 2008. It is possible, however,  that new information or future developments could require us to reassess our potential exposure related to these matters and establish our accruals accordingly.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At December 31, 2008, we had accrued approximately $6 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs.

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

Below is a reconciliation of our accrued liability from January 1, 2008 to December 31, 2008 (in millions):

Balance at January 1, 2008	$10
Adjustments for remediation activities	(2)
Payments for remediation activities	(2)
Balance at December 31, 2008	$6

For 2009, we estimate that our total remediation expenditures will be approximately $2 million, which will be expended under government directed clean-up plans.

Polychlorinated Biphenyls (PCB) Cost Recoveries. Pursuant to a consent order executed with the EPA in May 1994, we have been conducting remediation activities at certain of our compressor stations associated with the presence of PCBs and other hazardous materials. In July 2008, we received approval from the EPA on our final program report for the consent order. Long-term monitoring and state required activities are continuing. We have recovered a substantial portion of the environmental costs identified in our PCB remediation project through a surcharge to our customers. A settlement with our customers, approved by the FERC in November 1995, established the surcharge mechanism. In May 2008, the FERC accepted our filing to extend the surcharge collection period through June 2010. As of December 31, 2008, we had pre-collected PCB costs of approximately $160 million, which includes interest. This pre-collected amount will be reduced by future eligible costs incurred for the remainder of the remediation project. To the extent actual eligible expenditures are less than the amounts pre-collected, we will refund to our customers the difference, plus carrying charges incurred up to the date of the refunds. At December 31, 2008, our regulatory liability for estimated future refund obligations to our customers was approximately $157 million.  In compliance with the FERC’s order on our May 2008 filing, we engaged in discussions with our customers to ascertain the feasibility of amending the settlement to provide for an earlier refund of amounts collected in excess of estimated future eligible costs than would otherwise be required by the settlement while safeguarding our ability to recover costs of future remediation activities. On November 12, 2008, the FERC directed that a settlement judge be appointed in the proceeding to aid us and our customers in negotiating a potential early refund.  We and our customers have reached an agreement in principle to settle this matter, pursuant to which we will refund amounts over a three year period commencing in 2009.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of December 31, 2008, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

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

Greenhouse Gas (GHG) Emissions.  Legislative and regulatory measures to address GHG emissions are in various phases of discussions or implementation at the international, national, regional and state levels. In the United States, it is likely that federal legislation requiring GHG controls will be enacted in the next few years. In addition, the EPA is considering initiating a rulemaking to regulate GHGs under the Clean Air Act. Legislation and regulation are also in various stages of discussions or implementation in many of the states in which we operate. Additionally, lawsuits have been filed seeking to force the federal government to regulate GHG emissions and individual companies to reduce GHG emissions from their operations. These and other lawsuits may result in decisions by state and federal courts and agencies that could impact our operations and ability to obtain certifications and permits to construct future projects. Our costs and legal exposure related to GHG regulations are not currently determinable.

Commitments and Purchase Obligations

Capital Commitments. At December 31, 2008, we had capital commitments of approximately $100 million which will be spent in 2009. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

Purchase Obligations. We have entered into unconditional purchase obligations primarily for transportation, storage and other services, totaling $80 million at December 31, 2008. Our annual obligations under these purchase obligations are $34 million in 2009, $19 million in 2010, $10 million in 2011, $5 million in 2012, $3 million in 2013 and $9 million in total thereafter.

Operating Leases and Other Commercial Commitments. We lease property, facilities and equipment under various operating leases. Minimum future annual rental commitments on our operating leases as of December 31, 2008, were as follows:

Year Ending December 31,	(In millions)
2009	$1
2010	1
2011	1
2012	1
Thereafter	2
Total	$6

Rental expense on our operating leases for each of the three years ended December 31, 2008, 2007 and 2006 was $2 million. These amounts include rent allocated to us from El Paso.

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

Postretirement Benefits. We provide postretirement medical and life insurance benefits for a closed group of retirees who were eligible to retire on December 31, 1996, and did so before July 1,1997. Medical benefits for this closed group may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs and El Paso reserves the right to change these benefits. Employees in this group who retire after July 1,1997 continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are prefunded to the extent these costs are recoverable through our rates. To the extent actual costs differ from the amounts recovered in rates, a regulatory asset or liability is recorded.  We expect to contribute $5 million to our postretirement benefit plan in 2009.

Effective December 31, 2006, we began accounting  for our postretirement benefit plan under the recognition provisions of SFAS No. 158. Under SFAS No. 158, we record an asset or liability for our postretirement benefit plan based on its over funded or under funded status. In March 2007, the FERC issued guidance requiring regulated pipeline companies to record a regulatory asset or liability for any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions that would otherwise be recorded in accumulated other comprehensive income for non-regulated entities.  Upon adoption of this FERC guidance, we reclassified $3 million from accumulated other comprehensive income to a regulatory liability.

Effective January 1, 2008, we adopted the measurement date provisions of SFAS No. 158 and changed the measurement date of our postretirement benefit plan from September 30 to December 31. The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements.

Accumulated Postretirement Benefit Obligations, Plan Assets and Funded Status. The table below provides information about our postretirement benefit plan.  In 2008, we adopted the measurement date provisions of SFAS No. 158 and the information below for 2008 is presented and computed as of and for the fifteen months ended December 31, 2008.  For 2007, the information is presented and computed as of and for the twelve months ended September 31, 2007.

	December 31, 2008	September 30, 2007
	(In millions)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation-beginning of period	$22	$22
Interest cost	1	1
Participant contributions	2	1
Benefits paid(1)	(4)	(2)
Accumulated postretirement benefit obligation-end of period	$21	$22
Change in plan assets:
Fair value of plan assets-beginning of period	$29	$23
Actual return on plan assets	(9)	2
Employer contributions	5	5
Participant contributions	2	1
Benefits paid	(4)	(2)
Fair value of plan assets-end of period	$23	$29
Reconciliation of funded status:
Fair value of plan assets	$23	$29
Less: Accumulated postretirement benefit obligation	21	22
Fourth quarter contributions		1
Net asset at December 31	$2	$8

(1) Amounts shown are net of a subsidy related to Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

Plan Assets. The primary investment objective of our plan is to ensure that, over the long-term life of the plan, an adequate pool of sufficiently liquid assets exists to meet the benefit obligations to retirees and beneficiaries. Investment objectives are long-term in nature covering typical market cycles. Any shortfall of investment performance compared to investment objectives is the result of general economic and capital market conditions. As a result of the general decline in the markets for debt and equity securities, the fair value of our plan’s assets and the funded status of our other postretirement benefit plan declined during 2008, which resulted in a decrease in our plan assets and regulatory liability when our plan’s assets and obligation were remeasured at December 31, 2008.  The following table provides the target and actual asset allocations in our postretirement benefit plan as of December 31, 2008 and  September 30, 2007:

Asset Category	Target	Actual 2008	Actual 2007
	(Percent)
Equity securities	65	62	63
Debt securities	35	33	33
Cash and cash equivalents	—	5	4
Total	100	100	100

Expected Payment of Future Benefits. As of December 31, 2008, we expect the following payments (net of participant contributions and an expected subsidy related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003) under our plan (in millions):

Year Ending December 31,
2009	$2
2010	2
2011	2
2012	2
2013	2
2014 -2018	8

Actuarial Assumptions and Sensitivity Analysis. Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining our postretirement plan obligations and net benefit costs for 2008, 2007 and 2006:
	2008	2007	2006
	(Percent)
Assumptions related to benefit obligations at December 31, 2008 and September 30, 2007 and 2006 measurement dates:
Discount rate	5.95	6.05	5.50
Assumptions related to benefit costs at December 31:
Discount rate	6.05	5.50	5.25
Expected return on plan assets(1)	8.00	8.00	8.00
____________
(1)
The expected return on plan assets is a pre-tax rate of return based on our targeted portfolio of investments. Our postretirement benefit plan’s investment earnings are subject to unrelated business income tax at a rate of 35%. The expected return on plan assets for our postretirement benefit plan is calculated using the after-tax rate of return.

Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 8.6 percent in 2008, gradually decreasing to 5.0 percent by the year 2015. Changes in our assumed health care cost trend rates do not have a material impact on the amounts reported for our interest costs or our accumulated postretirement benefit obligations.

Components of Net Benefit Income.  For each of the years ended December 31, the components of net benefit income are as follows:

	2008	2007	2006
	(In millions)
Interest cost	$1	$1	$1
Expected return on plan assets	(1)	(1)	(1)
Net postretirement benefit income	$—	$—	$—

10. Transactions with Major Customer

The following table shows revenues from our major customer for each of the three years ended December 31:

	2008	2007	2006
	(In millions)
National Grid USA and Subsidiaries (1)	$109	$77	$9
____________
(1)  In 2007 and 2006, National Grid USA and Subsidiaries did not represent more than 10 percent of our revenues.
11. Supplemental Cash Flow Information

The following table contains supplemental cash flow information for each of the three years ended December 31:

	2008	2007	2006
	(In millions)
Interest paid, net of capitalized interest	$120	$116	$119
Income tax payments	12	121	13

12. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate

Bear Creek Storage Company (Bear Creek). We have a 50 percent ownership interest in Bear Creek, a joint venture with Southern Gas Storage Company, our affiliate. We account for our investment in Bear Creek using the equity method of accounting.  During 2008, 2007 and 2006, we received $16 million, $27 million and $17 million in dividends from Bear Creek.

Summarized financial information for our proportionate share of Bear Creek as of and for the years ended December 31 is presented as follows:
	2008	2007	2006
	(In millions)
Operating results data:
Operating revenues	$20	$19	$20
Operating expenses	8	8	7
Income from continuing operations and net income	13	13	15

	2008	2007
	(In millions)
Financial position data:
Current assets	$27	$28
Non-current assets	55	58
Current liabilities	1	2
Equity in net assets	81	84

Transactions with Affiliates

Cash Management Program and Other Notes Receivable. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. In January 2008, El Paso repaid a separate variable interest rate note receivable of $118 million. At December 31, 2008 and 2007, we had notes receivable from El Paso of $800 million and $582 million. We do not intend to settle these notes within twelve months and have therefore classified them as non-current on our balance sheets. The interest rate on these notes at December 31, 2008 and 2007 was 3.2% and 6.5%.

At December 31, 2008 and 2007, we had non-interest bearing notes receivable of $334 million from an El Paso affiliate. During the fourth quarter of 2008, we reclassified these notes from non-current assets to a reduction of our stockholder’s equity based on increased uncertainties regarding the timing and method through which El Paso will settle these balances.

Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At December 31, 2008 and 2007, we had federal and state income taxes payable of $58 million and $13 million. The majority of these balances, as well as deferred income taxes and amounts associated with the resolution of unrecognized tax benefits, will become payable to El Paso. See Note 1 for a discussion of our income tax policy.

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

Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, whose purpose is solely to invest in our receivables. As of December 31, 2008 and 2007, we sold approximately $97 million and $96 million of receivable, received cash of approximately $38 million and $34 million and received subordinated beneficial interests of approximately $58 million and $61 million. In conjunction with the sale, the QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $39 million and $35 million as of December 31, 2008 and 2007. We  reflect the subordinated interests in receivables sold at their fair value on the date they are issued. These amounts (adjusted for subsequent collections) are recorded as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated interests is based on the collectibility of the underlying receivables sold to the QSPE.   We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under these agreements, we earn a fee for servicing the receivables and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the years ended December 31, 2008 and 2007.

Other Affiliate Balances. At December 31, 2008 and 2007, we had contractual deposits from our affiliates of $9 million and $8 million.

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

The following table shows overall revenues and charges from our affiliates for each of the three years ended December 31:
	2008	2007	2006
	(In millions)
Revenues from affiliates	$20	$21	$22
Operation and maintenance expenses from affiliates	60	57	56
Reimbursements of operating expenses charged to affiliates(1)	59	45	79
____________

(1)	Decrease in activity in 2007 is due to El Paso’s sale of its subsidiary, ANR Pipeline Company.

13. Supplemental Selected Quarterly Financial Information (Unaudited)

Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(In millions)
2008
Operating revenues	$245	$217	$209	$236	$907
Operating income	88	56	49	69	262
Net income	43	22	16	30	111
2007
Operating revenues	$226	$220	$193	$223	$862
Operating income	101	85	47	65	298
Net income	55	43	22	33	153

SCHEDULE II

TENNESSEE GAS PIPELINE COMPANY
VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007 and 2006
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Charged to Other Accounts	Balance at End of Period
2008
Environmental reserves	$10	$(2)		$(2	)(2)	$—	$6
2007
Environmental reserves	$15	$(2	)(1)	$(3	)(2)	$—	$10
2006
Allowance for doubtful accounts	$1	$—		$—		$(1)	$—
Environmental reserves	$32	$(12	)(1)	$(5	)(2)	$—	$15
____________

(1)	Represents a reduction in the estimated costs to complete our internal remediation projects.
(2)	Primarily payments made for environmental remediation activities.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our  company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at December 31, 2008.  See Item 8, Financial Statements and Supplementary Data under Management’s Annual Report on Internal Control Over Financial Reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of  2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. See Item 8, Financial Statements and Supplementary Data, under Management’s Annual Report on Internal Control Over Financial Reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The audit fees for the years ended December 31, 2008 and 2007 of $762,000 and $770,000, respectively, were primarily for professional services rendered by Ernst & Young LLP for the audits of the consolidated financial statements of Tennessee Gas Pipeline Company and its subsidiaries.

All Other Fees

No other audit-related, tax or other services were provided by our independent registered public accounting firm for the years ended December 31, 2008 and 2007.

Policy for Approval of Audit and Non-Audit Fees

We are an indirect wholly owned subsidiary of El Paso and do not have a separate audit committee. El Paso’s Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso’s pre-approval policies for audit and non-audit related services, see El Paso Corporation’s proxy statement for its 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1. Financial statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

2. Financial statement schedules

Schedule II — Valuation and Qualifying Accounts	42

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tennessee Gas Pipeline Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March 2009.

TENNESSEE GAS PIPELINE COMPANY

By:	/s/ James C. Yardley
James C. Yardley
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Tennessee Gas Pipeline Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James C. Yardley	Chairman of the Board and President	March 2, 2009
James C. Yardley	(Principal Executive Officer)

/s/ John R. Sult	Senior Vice President, Chief Financial	March 2, 2009
John R. Sult	Officer and Controller (Principal Accounting and Financial Officer)

/s/ Daniel B. Martin	Senior Vice President and Director	March 2, 2009
Daniel B. Martin

/s/ Bryan W. Neskora	Senior Vice President, Chief Commercial Officer and Director	March 2, 2009
Bryan W. Neskora

TENNESSEE GAS PIPELINE COMPANY

EXHIBIT INDEX
December 31, 2008

Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description

3.A	Restated Certificate of Incorporation dated May 11, 1999 (Exhibit 3.A to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 29, 2005).

*3.B	By-laws dated as of June 2, 2008.

4.A
Indenture dated as of March 4, 1997, between Tennessee Gas Pipeline Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee (Exhibit 4.A to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 7, 2006).

4.A.1
First Supplemental Indenture dated as of March 13, 1997, between Tennessee Gas Pipeline Company and the Trustee (Exhibit 4.A. to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 7, 2006).

4.A.2
Second Supplemental Indenture dated as of March 13, 1997, between Tennessee Gas Pipeline Company and the Trustee (Exhibit 4.A.2 to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 7, 2006).

4.A.3
Third Supplemental Indenture dated as of March 13, 1997, between Tennessee Gas Pipeline Company and the Trustee (Exhibit 4.A.3 to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 7, 2006).

4.A.4
Fourth Supplemental Indenture dated as of October 9, 1998, between Tennessee Gas Pipeline Company and the Trustee (Exhibit 4.A.4 to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 7, 2006).

*4.A.5	Fifth Supplemental Indenture dated June 10, 2002, between Tennessee Gas Pipeline Company and the Trustee.

4.A.6
Sixth Supplemental Indenture dated as of January 27, 2009 between Tennessee Gas Pipeline Company and Wilmington Trust Company, as trustee, to indenture dated as of March 4, 1997 (Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on January 29, 2009).

10.A
Amended and Restated Credit Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent. (Exhibit 10.A to our Current Report on Form 8-K filed with the SEC on August 2, 2006); Amendment No. 1 dated as of January 19, 2007 to the Amended and Restated Credit Agreement dated as of July 31, 2006 among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A.1 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007).

10.B
Amended and Restated Security Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Guarantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank. (Exhibit 10.B to our Current Report on Form 8-K filed with the SEC on August 2, 2006).

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

10.E.1
Receivables Purchase Agreement dated August 31, 2006, among TGP Funding Company, L.L.C., as Seller, Tennessee Gas Pipeline Company, as Servicer, Starbird Funding Corporation, as the initial Conduit Investor and Committed Investor, the other investors from time to time parties thereto, BNP Paribas, New York Branch, as the initial Managing Agent, the other Managing Agents from time to time parties thereto, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.C to our Current Report on Form 8-K filed with the SEC on September 8, 2006).

10.E.2
Amendment No 1., dated as of December 1, 2006, to the Receivables Purchase Agreement dated as of August 31, 2006, among TGP Funding Company, L.L.C., Tennessee Gas Pipeline Company, as initial Servicer, Starbird Funding Corporation and the other funding entities from time to time party hereto as Investors, BNP Paribas, New York Branch, and the other financial institutions from time to time party thereto as Managing Agents, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.A.1 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007).

10.E.3
Amendment No. 2, dated as of August 29, 2007, to the Receivables Purchase Agreement dated as of August 31, 2006 among TGP Funding Company, L.L.C., Tennessee Gas Pipeline Company, as initial Servicer, Starbird Funding Corporation and the other funding entities from time to time party hereto as Investors, BNP Paribas, New York Branch, and the other financial institutions from time to time party hereto as Managing Agents, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.A to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 6, 2007).

10.E.4
Amendment No. 3, dated as of August 27, 2008, to the Receivables Purchase Agreement dated as of August 31, 2006 among TGP Funding Company, L.L.C., Tennessee Gas Pipeline Company, as initial Servicer, Starbird Funding Corporation and the other funding entities from time to time party hereto as Investors, BNP Paribas, New York Branch, and the other financial institutions from time to time party hereto as Managing Agents, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.A to our Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 10, 2008).

*10.E.5
Amendment No. 4, dated as of October 31, 2008, to the Receivables Purchase Agreement dated as of August 31, 2006 among TGP Funding Company, L.L.C., Tennessee Gas Pipeline Company, as initial Servicer, Starbird Funding Corporation and the other funding entities from time to time party hereto as Investors, BNP Paribas, New York Branch, and the other financial institutions from time to time party hereto as Managing Agents, and BNP Paribas, New York Branch, as Program Agent.

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

10.I
Registration Rights Agreement, dated as of January 27, 2009, among Tennessee Gas Pipeline Company and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., SG Americas Securities, LLC, UBS Securities LLC, and Wells Fargo Securities, LLC (Exhibit 10.A to our Current Report on Form 8-K filed with the SEC on January 29, 2009).

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