Form 10-Q
period 2009-03-31
TENNESSEE GAS PIPELINE CO
filed 2009-05-11
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-4101
____________________

 Tennessee Gas Pipeline Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-1056569
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

El Paso Building
1001 Louisiana Street Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (713) 420-2600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

    Common stock, par value $5 per share. Shares outstanding on May 11, 2009: 208

     TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

TENNESSEE GAS PIPELINE COMPANY

TABLE OF CONTENTS

	Caption	Page

PART I — Financial Information

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	13

PART II — Other Information

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	14
Item 6.	Exhibits	15
	Signatures	16

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2009	2008
Operating revenues	$266	$245
Operating expenses
Operation and maintenance	90	81
Depreciation and amortization	46	45
Loss on long-lived assets	—	16
Taxes, other than income taxes	16	15
	152	157
Operating income	114	88
Earnings from unconsolidated affiliate	3	4
Other income, net	3	4
Interest and debt expense	(38)	(33)
Affiliated interest income, net	4	9
Income before income taxes	86	72
Income taxes	33	29
Net income	$53	$43

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$200	$—
Accounts and notes receivable
Customer	21	24
Affiliates	69	81
Other	6	13
Materials and supplies	41	41
Deferred income taxes	17	8
Other	5	10
Total current assets	359	177
Property, plant and equipment, at cost	4,414	4,365
Less accumulated depreciation and amortization	909	884
	3,505	3,481
Additional acquisition cost assigned to utility plant, net	1,992	2,002
Total property, plant and equipment, net	5,497	5,483
Other assets
Notes receivable from affiliates	917	800
Investment in unconsolidated affiliate	80	81
Other	64	53
	1,061	934
Total assets	$6,917	$6,594

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$43	$54
Affiliates	31	36
Other	41	52
Taxes payable	98	82
Accrued interest	47	24
Regulatory liability	29	3
Contractual deposits	55	60
Other	25	28
Total current liabilities	369	339
Long-term debt	1,843	1,605
Other liabilities
Deferred income taxes	1,329	1,314
Regulatory liabilities	166	191
Other	86	74
	1,581	1,579
Commitments and contingencies (Note 4)
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,209	2,209
Retained earnings	1,249	1,196
Note receivable from affiliate	(334)	(334)
Total stockholder’s equity	3,124	3,071
Total liabilities and stockholder’s equity	$6,917	$6,594

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$53	$43
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	46	45
Deferred income taxes	6	25
Earnings from unconsolidated affiliate, adjusted for cash distributions	1	—
Loss on long-lived assets	—	16
Other non-cash income items	(1)	(2)
Asset and liability changes	26	(4)
Net cash provided by operating activities	131	123

Cash flows from investing activities
Additions to property, plant and equipment	(67)	(43)
Net change in notes receivable from affiliates	(117)	(82)
Other	18	2
Net cash used in investing activities	(166)	(123)

Cash flows from financing activities
Net proceeds from the issuance of long-term debt	235	—
Net cash provided by financing activities	235	—

Net change in cash and cash equivalents	200	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$200	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2008 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2009, and for the quarters ended March 31, 2009 and 2008, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2008, from the audited balance sheet filed in our 2008 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements as discussed in our 2008 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our non-financial assets and liabilities that are not measured at fair value on a recurring basis, which primarily relates to any impairment of long-lived assets or investments.  During the quarter ended March 31, 2009, there were no fair value measurements recorded on a non-recurring basis.

Business Combinations and Noncontrolling Interests. On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provide revised guidance on the accounting for acquisitions of businesses and transactions involving noncontrolling interests. SFAS No. 141(R) changes the current guidance to require that all acquired assets, liabilities, noncontrolling interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS No. 160 requires that all transactions with noncontrolling interest holders, including the issuance and repurchase of noncontrolling interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of these standards did not have an impact on our financial statements.  Application of these standards will impact transactions that are entered into after December 31, 2008.

2. Gain/Loss on Long-Lived Assets

In the first quarter of 2008, we recorded impairments of $16 million, primarily related to our decision not to proceed with the Essex-Middlesex Lateral project due to its prolonged permitting process and changing market conditions.

3. Debt

In January 2009, we issued $250 million of 8.00% senior notes due in February 2016 and received net proceeds of $235 million.

4. Commitments and Contingencies

  Legal Proceedings

Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In  re: Natural Gas Royalties Qui Tam Litigation,  U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants. In March 2009, the Tenth Circuit Court of Appeals affirmed the dismissals and in April 2009, a motion for reconsideration was filed.

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

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at March 31, 2009. It is possible, however,  that new information or future developments could require us to reassess our potential exposure related to these matters and establish our accruals accordingly.

  Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2009, we had accrued approximately $6 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $8 million.

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

For the remainder of 2009, we estimate that our total remediation expenditures will be approximately $1 million, which will be expended under government directed clean-up programs.

Polychlorinated Biphenyls (PCB) Cost Recoveries and Refund. Since 1994, we have been conducting remediation activities at certain of our compressor stations associated with PCB’s and other hazardous materials. We have collected amounts, substantially in excess of remediation costs actually incurred to date, through a surcharge to our customers under a settlement approved by the Federal Energy Regulatory Commission (FERC) in November 1995.  On April 13, 2009, we filed an amendment to the 1995 settlement that, if approved by the FERC, would provide for interim refunds of approximately $157 million of our collected amounts to be paid in quarterly installments, with interest, over a three year period commencing the later of July 1, 2009 (or within 20 days of  the FERC's approval).  Our refund obligations are recorded as regulatory liabilities on our balance sheet and as of March 31, 2009, we have classified approximately $29 million as current liabilities based on the timing of when these amounts are expected to be refunded to our customers.  At this time, we are uncertain as to when the FERC may approve the pending amendment.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2009, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

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

Greenhouse Gas (GHG) Emissions.  Legislative and regulatory measures to address GHG emissions are in various phases of discussions or implementation at the international, national, regional and state levels. In the United States, it is likely that federal legislation requiring GHG controls will be enacted in the next few years. In addition, the United States Environmental Protection Agency (EPA) is considering initiating a rulemaking to regulate GHGs under the Clean Air Act. Furthermore, the EPA recently issued proposed regulations requiring monitoring and reporting of GHG emissions on an annual basis economy wide, including extensive new monitoring and reporting requirements applicable to our industry.  The EPA has also recently proposed findings that GHGs in the atmosphere endanger public health and welfare, and that emissions from mobile sources cause or contribute to GHGs in the atmosphere.  These proposed findings, if finalized as proposed, would not immediately affect our operations, but standards eventually promulgated pursuant to these findings could affect our operations and ability to obtain air permits for new and modified facilities.  Legislation and regulation are also in various stages of discussions or implementation in many of the states in which we operate. Lawsuits have been filed seeking to force the federal government to regulate GHG emissions under the Clean Air Act and to require individual companies to reduce GHG emissions from their operations. These and other lawsuits may result in decisions by state and federal courts and agencies that could impact our operations and ability to obtain certifications and permits to construct future projects. Our costs and legal exposure related to GHG regulations are not currently determinable.

5. Investment in Unconsolidated Affiliate and Transactions with Affiliates

  Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company (Bear Creek), a joint venture with Southern Natural Gas Company, our affiliate, and we received $4 million in dividends from Bear Creek for the quarters ended March 31, 2009 and 2008.  Summarized income statement information for our proportionate share of the income of this investment for the quarters ended March 31 is as follows:

	2009	2008
	(In millions)
Operating results data:
Operating revenues	$5	$6
Operating expenses	2	2
Income from continuing operations and net income	3	4

  Transactions with Affiliates

Cash Management Program and Other Notes Receivable. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At March 31, 2009 and December 31, 2008, we had notes receivable from El Paso of $917 million and $800 million. We have classified these amounts as non-current on our balance sheets based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.  The interest rate on these variable rate notes was 1.7% at March 31, 2009 and 3.2% at December 31, 2008.

At December 31, 2008, we had non-interest bearing notes receivable of $334 million from an El Paso affiliate. These notes are reflected as a reduction of our stockholder’s equity based on uncertainties regarding the timing and method through which El Paso will settle these balances.

Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At March 31, 2009 and December 31, 2008, we had federal and state income taxes payable of $84 million and $58 million. The majority of these balances, as well as deferred income taxes and amounts associated with the resolution of unrecognized tax benefits, will become payable to El Paso.

Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) whose purpose is solely to invest in our receivables, which are short-term assets that generally settle within 60 days. As of March 31, 2009 and December 31, 2008, we sold approximately $83 million and $97 million of receivables, received cash of approximately $38 million in both periods and received subordinated beneficial interests of approximately $45 million and $58 million.  The QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $38 million and $39 million as of March 31, 2009 and December 31, 2008. We recognized a loss of less than $1 million during the quarters ended March 31, 2009 and 2008. We reflect the subordinated interest in receivables sold (adjusted for subsequent collections) at their fair value on the date they are issued as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectibility of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the receivables and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the quarters ended March 31, 2009 and 2008.

Other Affiliate Balances. At March 31, 2009 and December 31, 2008, we had contractual deposits from our affiliates of $9 million.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2008 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2009	2008
	(In millions)
Revenues from affiliates	$4	$5
Operation and maintenance expenses from affiliates	17	15
Reimbursements of operating expenses charged to affiliates	12	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.  In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2008 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.  Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of  our results for the quarter ended March 31, 2009 compared with the same period in 2008.

Operating Results:
	2009	2008
	(In millions, except for volumes)
Operating revenues	$266	$245
Operating expenses	(152)	(157)
Operating income	114	88
Earnings from unconsolidated affiliate	3	4
Other income, net	3	4
EBIT	120	96
Interest and debt expense	(38)	(33)
Affiliated interest income, net	4	9
Income taxes	(33)	(29)
Net income	$53	$43
Throughput volumes (BBtu/d)	5,497	5,743

EBIT Analysis:
	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations and other natural gas sales	$18	$(2)	$—	$16
Services revenues	4	—	—	4
Hurricanes	—	(4)	—	(4)
Other operating and general and administrative costs	—	(4)	—	(4)
Loss on long-lived assets	—	16	—	16
Other(1)	(1)	(1)	(2)	(4)
Total impact on EBIT	$21	$5	$(2)	$24
_______________
(1) Consists of individually insignificant items.

Gas Not Used in Operations and Other Natural Gas Sales.  Gas not used in operations results in revenues to us, which we recognize when volumes are retained.  During the quarter ended March 31, 2009, our EBIT was favorably impacted by higher average prices realized on operational sales of gas not used in our system as compared to the same period in 2008.  For a further discussion of gas not used in operations and other natural gas sales, see our 2008 Annual Report on Form 10-K.

Services Revenues.  During the quarter ended March 31, 2009, our EBIT was favorably impacted by higher average realized rates in the northern region and additional capacity sales in the southern region of our system, as compared to the same period in 2008.

Hurricanes. We continue to repair damages to sections of our Gulf Coast and offshore pipeline facilities due to Hurricanes Gustav and Ike which occurred during the third quarter of 2008. For the quarter ended March 31, 2009, our EBIT was unfavorably impacted by $4 million related to these hurricanes due to repair costs that will not be recovered from insurance due to losses not exceeding self-retention levels.

Other Operating and General and Administrative Costs. During the quarter ended March 31, 2009, our operating and general and administrative expenses were higher than the same period in 2008 primarily due to increased labor costs to support customer activities.

Loss on Long-Lived Assets. In the first quarter of 2008, we recorded impairments of $16 million, primarily related to our decision not to proceed with the Essex-Middlesex Lateral project due to its prolonged permitting process and changing market conditions.

Interest and Debt Expense

Interest and debt expense for the quarter ended March 31, 2009 was approximately $5 million higher than the same period in 2008 primarily due to the issuance of $250 million of 8.00% senior notes in January 2009.

Affiliated Interest Income, Net

Affiliated interest income, net for the quarter ended March 31, 2009, was $5 million lower than the same period in 2008 primarily due to lower average short-term interest rates on advances to El Paso under its cash management program.  The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters ended March 31:

	2009	2008
	(In millions, except for rates)
Average advance due from El Paso	$818	$705
Average short-term interest rate	2.2%	5.6%

Income Taxes

Our effective tax rates of 38 percent and 40 percent for the quarters ended March 31, 2009 and 2008 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Resources

Liquidity Overview. Our primary sources of liquidity are cash on hand, cash flows from operating activities and El Paso’s cash management program. Our primary uses of cash are for working capital and capital expenditures. We have historically advanced cash to El Paso under its cash management program, which we reflect in investing activities in our statement of cash flows. At March 31, 2009, we had notes receivable from El Paso of approximately $917 million.  We do not intend to settle these notes within twelve months and therefore, classified them as non-current on our balance sheet. See Item 1, Financial Statements, Note 5, for a further discussion of El Paso’s cash management program and our other affiliate notes receivable. We believe that cash on hand and  cash flows from operating activities combined with amounts available to us under El Paso’s cash management program will be adequate to meet our capital requirements and our existing operating needs.

In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s  $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of March 31, 2009, El Paso had approximately $0.9 billion of capacity remaining and available to us under this credit facility agreement, and none of the amount outstanding under the facility was issued or borrowed by us.  For a further discussion of this credit agreement, see our 2008 Annual Report on Form 10-K.

Extreme volatility in the financial markets, the energy industry and the global economy will likely continue through the remainder of 2009 and possibly beyond.  The global financial markets remain extremely volatile and it is uncertain whether recent U.S. and foreign government actions will successfully restore confidence and liquidity in the global financial markets.  This could impact our longer-term access to capital for future growth projects as well as the cost of such capital. In January 2009, we issued $250 million of 8.00% senior notes due February 2016 for net proceeds of $235 million. Based on the liquidity available to us through cash on hand, our operating activities and El Paso’s cash management program, we do not anticipate a need to further access the financial markets for the remainder of 2009 for any of our operating activities or expansion capital needs. Additionally, although the impacts are difficult to quantify at this point, a continued downward trend in the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

As of March 31, 2009, El Paso had approximately $1.8 billion of cash and approximately $1.5 billion of capacity available to it under various committed credit facilities.  As noted above, we do not currently anticipate a need to further access the financial markets for the remainder of 2009; however, volatility in the financial markets could impact our or El Paso’s ability to access these markets at reasonable rates in the future.

Capital Expenditures. Our cash capital expenditures for the quarter ended March 31, 2009, and our estimates of capital expenditures for the remainder of this year to expand and maintain our system are listed below. We expect to fund these capital expenditures through a combination of available cash on hand, internally generated funds, and amounts available under El Paso’s cash management program.

	Quarter Ended March 31, 2009	2009 Remaining	Total
	(In millions)
Maintenance	$23	$154	$177
Expansion	18	130	148
Hurricanes	16	29	45
Other (1)	10	72	82
	$67	$385	$452
____________
(1) Relates to building renovations at our corporate facilities.

Commitments and Contingencies

See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2008 Annual Report on Form 10-K under Part I, item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

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

   The agreements included as exhibits to this report, are intended to provide information regarding their terms and not to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us, solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•
may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to certain investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

   Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tennessee Gas Pipeline Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNESSEE GAS PIPELINE COMPANY

Date: May 11, 2009	/s/ James C. Yardley
James C. Yardley
Chairman of the Board and President
(Principal Executive Officer)

Date: May 11, 2009	/s/ John R. Sult
John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

TENNESSEE GAS PIPELINE COMPANY

EXHIBIT INDEX

Each exhibit identified below is filed as part of this report. Exhibits filed with this report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description

4
Sixth Supplemental Indenture dated as of January 27, 2009 between Tennessee Gas Pipeline Company and Wilmington Trust Company, as trustee, to indenture dated as of March 4, 1997 (Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on January 29, 2009).

*12	Ratio of Earnings to Fixed Charges.

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.