Form 10-Q
period 2009-06-30
TENNESSEE GAS PIPELINE CO
filed 2009-08-10
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Telephone Number: (713) 420-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

     Common stock, par value $5 per share. Shares outstanding on August 7, 2009: 208

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

Below is a list of terms that are common to our industry and used throughout this document:

/d = per day	Tonne = metric ton
BBtu = billion British thermal units

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “us”, “we”, “our”, or “ours”, we are describing Tennessee Gas Pipeline Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues	$217	$217	$483	$462
Operating expenses
Operation and maintenance	87	91	177	172
Depreciation and amortization	47	45	93	90
Loss on long-lived assets	—	8	—	24
Taxes, other than income taxes	13	17	29	32
	147	161	299	318
Operating income	70	56	184	144
Earnings from unconsolidated affiliate	2	4	5	8
Other income, net	4	2	7	6
Interest and debt expense	(39)	(35)	(77)	(68)
Affiliated interest income, net	4	8	8	17
Income before income taxes	41	35	127	107
Income taxes	16	13	49	42
Net income	$25	$22	$78	$65

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for share amounts)
(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$146	$—
Accounts and notes receivable
Customer	9	24
Affiliates	56	81
Other	5	13
Materials and supplies	43	41
Deferred income taxes	28	8
Other	7	10
Total current assets	294	177
Property, plant and equipment, at cost	4,508	4,365
Less accumulated depreciation and amortization	918	884
	3,590	3,481
Additional acquisition cost assigned to utility plant, net	1,983	2,002
Total property, plant and equipment, net	5,573	5,483
Other assets
Notes receivable from affiliates	995	800
Investment in unconsolidated affiliate	79	81
Other	66	53
	1,140	934
Total assets	$7,007	$6,594

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$58	$54
Affiliates	31	36
Other	52	52
Taxes payable	120	82
Contractual deposits	51	60
Asset retirement obligations	27	5
Accrued interest	33	24
Regulatory liabilities	36	3
Other	16	23
Total current liabilities	424	339
Long-term debt	1,844	1,605
Other liabilities
Deferred income taxes	1,343	1,314
Regulatory liabilities	161	191
Other	86	74
	1,590	1,579
Commitments and contingencies (Note 5)
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,209	2,209
Retained earnings	1,274	1,196
Note receivable from affiliate	(334)	(334)
Total stockholder’s equity	3,149	3,071
Total liabilities and stockholder’s equity	$7,007	$6,594
See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$78	$65
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	93	90
Deferred income taxes	9	40
Earnings from unconsolidated affiliate, adjusted for cash distributions	2	1
Loss on long-lived assets	—	24
Other non-cash income items	(1)	(2)
Asset and liability changes	44	(11)
Net cash provided by operating activities	225	207

Cash flows from investing activities
Additions to property, plant and equipment	(127)	(117)
Net change in notes receivable from affiliates	(195)	(100)
Other	9	10
Net cash used in investing activities	(313)	(207)

Cash flows from financing activities
Net proceeds from the issuance of long-term debt	234	—
Net cash provided by financing activities	234	—

Net change in cash and cash equivalents	146	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$146	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso).  We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2008 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2009, and for the quarters and six months ended June 30, 2009 and 2008, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2008, from the audited balance sheet filed in our 2008 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. We have evaluated subsequent events through the time of filing on August 7, 2009, the date of issuance of our financial statements. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements as discussed in our 2008 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our non-financial assets and liabilities that are measured at fair value on a non-recurring basis, which primarily relates to any impairment of long-lived assets or investments.  During the six months ended June 30, 2009, there were no fair value measurements recorded on a non-recurring basis.

 Business Combinations and Noncontrolling Interests. On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provide revised guidance on accounting and reporting for acquisitions of businesses and transactions involving noncontrolling interests. SFAS No. 141(R) changes the current guidance to require that all acquired assets, liabilities, noncontrolling interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS No. 160 requires that all transactions with noncontrolling interest holders, including the issuance and repurchase of noncontrolling interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of these standards did not have an impact on our financial statements. Application of these standards impacts transactions that are entered into after December 31, 2008.

Transfers of Financial Assets. In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 166, Accounting for Transfers of Financial Assets, which amends SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.  Among other items, this standard eliminates the concept of a qualifying special-purpose entity (QSPE) for purposes of evaluating whether an entity should be consolidated as a variable interest entity. SFAS No. 166 is effective for existing QSPEs as of January 1, 2010 and for transactions entered on or after January 10, 2010.  We are currently assessing the impact that this standard may have on our financial statements, including any impacts it may have on accounting for our accounts receivable sales program and the related senior beneficial interests (see Note 6).

Variable Interest Entities. In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), that require entities to determine the controlling financial interest and primary beneficiary of a variable interest entity using the qualitative approach based on an entity’s responsibilities and controlling power over the variable interest entities’ operations rather than a quantitative approach as previously required. SFAS No. 167 will be effective beginning January 1, 2010. We are currently assessing the impact of this standard on our financial statements, including any impact it may have on accounting for our accounts receivable sales program (see Note 6).

2. Loss on Long-Lived Assets

During the six months ended June 30, 2008, we recorded impairments of $24 million, including an impairment related to our Essex-Middlesex Lateral project due to its prolonged permitting process.

3.  Fair Value of Financial Instruments

At June 30, 2009 and December 31, 2008, the carrying amounts of cash and cash equivalents and trade and other receivables and payables are representative of their fair value because of the short-term nature of these instruments. At June 30, 2009 and December 31, 2008, we had a note receivable from El Paso of approximately $995 million and $800 million due upon demand, with a variable interest rate of 1.6% and 3.2%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of its interest rate.

In addition, the carrying amounts and estimated fair values of our long-term debt are based on quoted market prices for the same or similar issues and are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,844	$1,882	$1,605	$1,311

4. Debt

In 2009, we issued $250 million of 8.00% senior notes due in February 2016 and received proceeds of $234 million, net of issuance costs.

5. Commitments and Contingencies

Legal Proceedings

Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants. In March 2009, the Tenth Circuit Court of Appeals affirmed the dismissals and in May 2009, the plaintiff’s motion for reconsideration was denied.

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

In addition to the above proceedings, we and our subsidiaries and affiliates are named as defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at June 30, 2009. It is possible, however,  that new information or future developments could require us to reassess our potential exposure related to these matters and establish our accruals accordingly.

  Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2009 and December 31, 2008, we had accrued approximately $6 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. We estimate that our exposure could be as high as $7 million at June 30, 2009.

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

Polychlorinated Biphenyls (PCB) Cost Recoveries and Refund. Since 1994, we have been conducting remediation activities at certain of our compressor stations associated with PCB’s and other hazardous materials. We have collected amounts, substantially in excess of remediation costs actually incurred to date, through a surcharge to our customers under a settlement approved by the Federal Energy Regulatory Commission (FERC) in November 1995.  On April 13, 2009, we filed an amendment to the 1995 settlement that, if approved by the FERC, would provide for interim refunds of approximately $157 million of our collected amounts to be paid in quarterly installments, with interest, over a three year period commencing within 20 days after the FERC’s order becomes final. Our refund obligations are recorded as regulatory liabilities on our balance sheet and as of June 30, 2009, we have classified approximately $37 million as current liabilities based on the timing of when these amounts are expected to be refunded to our customers.  At this time, we are uncertain as to when the FERC may approve the pending amendment.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2009, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

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

Other Commitments

Asset Retirement Obligations. At June 30, 2009 and December 31, 2008, we had total asset retirement liabilities of $76 million and $42 million. During 2009, we increased our asset retirement liabilities by $34 million resulting from our continuing assessment of the impacts of Hurricanes Gustav and Ike on our offshore pipeline assets.  As of June 30, 2009, we have classified $27 million as current liabilities on our balance sheet.

6. Investment in Unconsolidated Affiliate and Transactions with Affiliates

  Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company (Bear Creek), a joint venture with Southern Natural Gas Company, our affiliate and we received $7 million and $9 million in dividends for the six months ended June 30, 2009 and 2008. Summarized income statement information of our proportionate share of the income of this investment for the periods ended June 30 is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Operating results data:
Operating revenues	$4	$5	$9	$11
Operating expenses	2	2	4	4
Income from continuing operations and net income	2	4	5	8

Transactions with Affiliates

     Cash Management Program and Other Notes Receivable. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At June 30, 2009 and December 31, 2008, we had notes receivable from El Paso of $995 million and $800 million. We have classified these amounts as non-current on our balance sheets as we do not anticipate using them in the next twelve months considering available cash sources and needs. The interest rate on these variable rate notes was 1.6% at June 30, 2009 and 3.2% at December 31, 2008.

     At December 31, 2008, we had non-interest bearing notes receivable of $334 million from an El Paso affiliate. These notes are reflected as a reduction of our stockholders’ equity based on uncertainties regarding the timing and method through which El Paso will settle these balances.

Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At June 30, 2009 and December 31, 2008, we had federal and state income taxes payable of $96 million and $58 million. The majority of these balances, as well as deferred income taxes and amounts associated with the resolution of unrecognized tax benefits, will become payable to El Paso.

Accounts Receivable Sales Program. We sell certain accounts receivable to a QSPE whose purpose is solely to invest in our receivables, which are short-term assets that generally settle within 60 days. During the quarter and six months ended June 30, 2009, we received net proceeds of approximately $0.2 billion and $0.5 billion related to sales of receivables to the QSPE and changes in our subordinated beneficial interests and recognized losses of less than $1 million on these transactions.  As of June 30, 2009 and December 31, 2008, we had approximately $72 million and $97 million of receivables outstanding with the QSPE, for which we received cash of $38 million in both periods and received subordinated beneficial interests of approximately $34 million and $58 million. The QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $38 million and $39 million as of June 30, 2009 and December 31, 2008. We reflect the subordinated interest in receivables sold (adjusted for subsequent collections) at their fair value on the date they are issued as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectibility of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the receivables and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the quarters and six months ended June 30, 2009 and 2008.

Other Affiliate Balances. At June 30, 2009 and December 31, 2008, we had contractual deposits from our affiliates of $9 million.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2008 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Revenues from affiliates	$4	$5	$8	$10
Operation and maintenance expenses from affiliates	17	16	34	31
Reimbursement of operating expenses charged to affiliates	11	11	23	23

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

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) income taxes, (ii) interest and debt expense, and (iii) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.  Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the six months ended June 30, 2009 compared to the same period in 2008.

Operating Results:
	2009	2008
	(In millions, except for volumes)
Operating revenues	$483	$462
Operating expenses	(299)	(318)
Operating income	184	144
Earnings from unconsolidated affiliate	5	8
Other income, net	7	6
EBIT	196	158
Interest and debt expense	(77)	(68)
Affiliated interest income, net	8	17
Income taxes	(49)	(42)
Net income	$78	$65
Throughput volumes (BBtu/d)	4,912	5,013

EBIT Analysis:
	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations and other natural gas sales	$16	$1	$—	$17
Reservation and other services revenues	6	—	—	6
Hurricanes	—	(5)	—	(5)
Loss on long-lived assets	—	24	—	24
Other(1)	(1)	(1)	(2)	(4)
Total impact on EBIT	$21	$19	$(2)	$38
_______________
(1) Consists of individually insignificant items.

Gas Not Used in Operations and Other Natural Gas Sales.  Gas not used for operations results in revenues to us, which we recognize when the volumes are retained. During the six months ended June 30, 2009, our revenue was favorably impacted by approximately $15 million primarily due to higher average prices realized on operational sales of gas not used in our system, partially offset by a lower index price used to value the volumes that we retained as compared to the same period in 2008. For a further discussion of gas not used in operations and other natural gas sales, see our 2008 Annual Report on Form 10-K.

Reservation and Other Services Revenues.  During the six months ended June 30, 2009, our EBIT was favorably impacted by additional capacity sales in the southern, central and northern regions of our system, as compared to the same period in 2008.

Our system is located over a significant portion of the Marcellus Basin that is under various phases of development by producers.  We have executed firm transportation contracts with shippers from the basin utilizing our existing capacity.  In addition, we have been in discussions with producers to expand our system to provide additional transportation capacity from the Marcellus Basin.  However, higher contracting of capacity by our customers may or may not be sustained.

For the six months ended June 30, 2009, our throughput volumes decreased compared with the same period in 2008.  This was due, in part, to general weakness in natural gas demand in the United States, including general reductions in industrial and power generation loads in the northeast.  Although fluctuations in throughput on our system has a limited impact on our short-term results due to the fact that a material portion of our revenues are derived from firm reservation charges, it can be an indication of the risks we may face when seeking to recontract or renew any of our existing firm transportation contracts in the future.  Continuing negative economic impacts on demand, as well as adverse shifting of sources of supply, could negatively impact basis differentials and our ability to renew firm transportation contracts that are expiring on our system or our ability to renew such contracts at current rates. If we determine there is a significant change in our costs or billing determinants, we will have the option to file a rate case with the FERC to recover our prudently incurred costs.

Hurricanes. We continue to repair damages to sections of our Gulf Coast and offshore pipeline facilities due to Hurricanes Gustav and Ike which occurred during the third quarter of 2008. For the six months ended June 30, 2009, our EBIT was unfavorably impacted by $5 million related to repair costs that will not be recovered from insurance due to losses not exceeding self-retention levels.

Loss on Long-lived Assets. During the six months ended June 30, 2008, we recorded impairments of $24 million, including an impairment related to our Essex-Middlesex Lateral project due to its prolonged permitting process.

Interest and Debt Expense

Interest and debt expense for the six months ended June 30, 2009, was approximately $9 million higher than the same period in 2008 primarily due to the issuance of $250 million of 8.00% senior notes in January 2009.

Affiliated Interest Income, Net

Affiliated interest income, net for the six months ended June 30, 2009, was $9 million lower than the same period in 2008 due to lower average short-term interest rates on advances to El Paso under its cash management program. The following table shows the average advances due from El Paso and the average short-term interest rates for the six months ended June 30:

	2009	2008
	(In millions, except for rates)
Average advance due from El Paso	$855	$730
Average short-term interest rate	2.0%	4.8%

Income Taxes

Our effective tax rates of 39 percent for the six months ended June 30, 2009 and 2008 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Expenditures

  Our primary sources of liquidity are cash on hand, cash flows from operating activities and El Paso’s cash management program. At  June 30, 2009, we had notes receivable from El Paso of $995 million. We do not intend to settle these notes within the next twelve months and therefore, classified them as non-current on our balance sheet. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program and our other affiliate notes receivable. Our primary uses of cash are for working capital and capital expenditures. Our cash capital expenditures for the six months ended June 30, 2009, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below.

	Six Months Ended June 30, 2009	2009 Remaining	Total
	(In millions)
Maintenance	$51	$131	$182
Expansion	35	113	148
Hurricanes	16	19	35
Other(1)	25	48	73
	$127	$311	$438
____________
(1) Relates to building renovations at our corporate facilities.

Extreme volatility in the financial markets, the energy industry and the global economy will likely continue through the remainder of 2009 and possibly beyond, and it is uncertain whether U.S. and foreign government actions will successfully restore confidence and liquidity in the global financial markets.  In January 2009, we issued $250 million of 8.00% senior notes due February 2016 for net proceeds of $234 million. However, volatility in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Additionally, although the impacts are difficult to quantify at this point, a continued downward trend in the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is mostly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash on hand and cash flows from operating activities combined with amounts available to us under El Paso’s cash management program. As of June 30, 2009, El Paso had approximately $2.3 billion of available liquidity, including approximately $1.5 billion of capacity available to it under various committed credit facilities. In addition to the cash management program above, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of June 30, 2009, El Paso had approximately $0.9 billion of capacity remaining and available to us under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us. For a further discussion of this credit agreement, see our 2008 Annual Report on Form 10-K. While we do not anticipate a need to further access the financial markets for the remainder of 2009 for any of our operating activities or expansion capital needs based on liquidity available to us, volatility in the financial markets could impact our or El Paso’s ability to access these markets at reasonable rates in the future.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

  Climate Change and Energy Legislation. There are various legislative and regulatory measures relating to climate change and energy policies that have been proposed that, if enacted, will likely impact our business.

  Climate Change Regulation.  Measures to address climate change and greenhouse gas (GHG) emissions are in various phases of discussions or implementation at international, federal, regional and state levels. It is likely that federal legislation requiring GHG controls will be enacted in the next few years in the United States. Although it is uncertain what legislation will ultimately be enacted, it is our belief that cap-and-trade or other legislation that sets a price on carbon emissions will increase demand for natural gas, particularly in the power sector.  We believe this increased demand will occur due to substantially less carbon emissions associated with the use of natural gas compared with alternate fuel sources for power generation, including coal and oil-fired power generation.  However, the actual impact on demand will depend on the legislative provisions that are ultimately adopted, including the level of emission caps, allowances granted and the cost of emission credits.

  It is also likely that any federal legislation that is enacted would increase our cost of environmental compliance by requiring us to install additional equipment to reduce carbon emissions from our larger facilities as well as to potentially purchase emission credits.  Based on 2007 data we reported to the California Climate Action Registry (CCAR), our operations in the United States emitted approximately 4.5 million tonnes of carbon dioxide equivalent emissions  in 2007. We believe that approximately 4.2 million tonnes of the GHG emissions that we reported to CCAR would be subject to regulations under the climate change legislation that passed in the U.S. House of Representatives in July 2009, with approximately one-third of this amount being subject to the cap-and-trade rules contained in the proposed legislation and the remainder being subject to performance standards.  As proposed, the portion of our GHG emissions that would be subject to performance standards could require us to install additional equipment or initiate new work practice standards to reduce emission levels at many of our facilities, the costs of which would likely be material.  Although we believe that many of these costs should be recoverable in the rates charged to customers, recovery is still uncertain at this time.

  The Environmental Protection Agency (EPA) is also considering new regulations to regulate GHGs under the Clean Air Act, as well as to monitor and report GHG emissions on an annual basis.  In addition, various lawsuits have been filed seeking to force further regulation of GHG emissions, as well as to require specific companies to reduce GHG emissions from their operations. Enactment of additional regulations, as well as lawsuits, could have an impact on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities, could impact our costs of operations, as well as require us to install new equipment to control emissions from our facilities.

  Energy Legislation.  In conjunction with climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint”.  These proposals establish renewable portfolio standards at both the federal and state level, some of which would require a material increase of renewable sources, such as wind and solar power generation, over the next several decades.  Additionally, the proposals establish incentives for energy efficiency and conservation.  Although the ultimate targets that are established in these areas are uncertain at this time, such proposals if enacted could negatively impact natural gas usage over the longer term.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and  procedures are designed to provide reasonable assurance of achieving their objectives and our President and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The agreements included as exhibits to this report are intended to provide information regarding their terms and not to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us, solely for the benefit of the other parties to the applicable agreement and:

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

TENNESSEE GAS PIPELINE COMPANY

Date: August 7, 2009	/s/ James C. Yardley
James C. Yardley
Chairman of the Board and President
(Principal Executive Officer)

Date: August 7, 2009	/s/ John R. Sult
John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

TENNESSEE GAS PIPELINE COMPANY

EXHIBIT INDEX

Each exhibit identified below is filed as a part of this report.

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges.
31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.