Form 10-Q
period 2009-09-30
TENNESSEE GAS PIPELINE CO
filed 2009-11-09
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

     Common stock, par value $5 per share. Shares outstanding on November 6, 2009: 208

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

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues	$221	$209	$704	$671
Operating expenses
Operation and maintenance	95	106	272	278
Depreciation and amortization	46	46	139	136
Loss on long-lived assets	2	—	2	24
Taxes, other than income taxes	14	8	43	40
	157	160	456	478
Operating income	64	49	248	193
Earnings from unconsolidated affiliate	3	2	8	10
Other income, net	1	2	8	8
Interest and debt expense	(40)	(33)	(117)	(101)
Affiliated interest income, net	4	7	12	24
Income before income taxes	32	27	159	134
Income taxes	12	11	61	53
Net income	$20	$16	$98	$81

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for share amounts)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$55	$—
Accounts and notes receivable
Customer	6	24
Affiliates	139	81
Other	9	13
Deferred income taxes	44	8
Other	52	51
Total current assets	305	177
Property, plant and equipment, at cost	4,571	4,365
Less accumulated depreciation and amortization	914	884
	3,657	3,481
Additional acquisition cost assigned to utility plant, net	1,973	2,002
Total property, plant and equipment, net	5,630	5,483
Other assets
Notes receivable from affiliates	998	800
Investment in unconsolidated affiliate	79	81
Other	60	53
	1,137	934
Total assets	$7,072	$6,594

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$33	$54
Affiliates	56	36
Other	43	52
Taxes payable	131	82
Contractual deposits	44	60
Asset retirement obligations	56	5
Accrued interest	47	24
Regulatory liabilities	47	3
Other	18	23
Total current liabilities	475	339
Long-term debt	1,845	1,605
Other liabilities
Deferred income taxes	1,361	1,314
Other	222	265
	1,583	1,579
Commitments and contingencies (Note 5)
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,209	2,209
Retained earnings	1,294	1,196
Note receivable from affiliate	(334)	(334)
Total stockholder’s equity	3,169	3,071
Total liabilities and stockholder’s equity	$7,072	$6,594

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$98	$81
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	139	136
Deferred income taxes	11	10
Earnings from unconsolidated affiliate, adjusted for cash distributions	2	3
Loss on long-lived assets	2	24
Other non-cash income items	(1)	(3)
Asset and liability changes	99	103
Net cash provided by operating activities	350	354

Cash flows from investing activities
Additions to property, plant and equipment	(251)	(203)
Net change in notes receivable from affiliates	(277)	(158)
Other	—	7
Net cash used in investing activities	(528)	(354)

Cash flows from financing activities
Net proceeds from the issuance of long-term debt	234	—
Other	(1)	—
Net cash provided by financing activities	233	—

Net change in cash and cash equivalents	55	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$55	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso).  We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2008 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2009, and for the quarters and nine months ended September 30, 2009 and 2008, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2008, from the audited balance sheet filed in our 2008 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. We have evaluated subsequent events through the time of filing on November 6, 2009, the date of issuance of our financial statements. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements as discussed in our 2008 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2009, we adopted new accounting and reporting standards related to our non-financial assets and liabilities that are measured at fair value on a non-recurring basis, which primarily relates to any impairment of long-lived assets or investments. The adoption did not have a material impact on our financial statements.

 Business Combinations and Noncontrolling Interests. On January 1, 2009, we adopted accounting standard updates that clarify how to account for and report acquisitions of businesses and transactions involving noncontrolling interests. These  updates require that all acquired assets, liabilities, noncontrolling interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. Additionally,  all transactions with noncontrolling interest holders after adoption, including the issuance and repurchase of noncontrolling interests, should be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of these accounting standard updates did not have an impact on our financial statements. Application of these updates impacts transactions that are entered into after December 31, 2008.

Transfers of Financial Assets. In June 2009, the Financial Accounting Standards Board (FASB) issued updates to the existing accounting standards on financial asset transfers. Among other items, these accounting standard updates eliminate the concept of a qualifying special-purpose entity (QSPE) for purposes of evaluating whether an entity should be consolidated as a variable interest entity and are effective for existing QSPEs as of January 1, 2010 and for transactions entered into on or after January 1, 2010. We are currently assessing the impact that these accounting standard updates may have on our financial statements, including any impacts it may have on accounting for our accounts receivable sales program and related senior beneficial interests (see Note 6).

Variable Interest Entities. In June 2009, the FASB issued updates to existing accounting standards for variable interest entities which revise how companies determine their primary beneficiaries, among other changes. These updates require companies to use a qualitative approach based on their responsibilities and controlling power over the variable interest entities’ operations rather than a quantitative approach in determining the primary beneficiary as previously required. We are currently assessing the impact that these accounting standard updates, effective January 1, 2010, may have on our financial statements, including any impact it may have on accounting for our accounts receivable sales program (see Note 6).

2. Loss on Long-Lived Assets

During the third quarter of 2009, we recorded an impairment of $2 million associated with an asset anticipated to be sold in the fourth quarter of 2009. During the nine months ended September 30, 2008, we recorded impairments of $24 million, including an impairment related to our Essex-Middlesex Lateral project due to its prolonged permitting process.

3.  Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, the carrying amounts of cash and cash equivalents and trade and other receivables and payables are representative of their fair value because of the short-term nature of these instruments. At September 30, 2009 and December 31, 2008, we had a note receivable from El Paso of approximately $1.1 billion and $0.8 billion due upon demand, with a variable interest rate of 1.5% and 3.2%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of its interest rate.

In addition, the carrying amounts and estimated fair values of our long-term debt are based on quoted market prices for the same or similar issues and are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,845	$2,081	$1,605	$1,311

4. Debt

In 2009, we issued $250 million of 8.00% senior notes due in February 2016 and received proceeds of $234 million, net of issuance costs.

5. Commitments and Contingencies

Legal Proceedings

Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants. In March 2009, the Tenth Circuit Court of Appeals affirmed the dismissals and in October 2009, the plaintiff’s petition for writ of certiorari to the United States Supreme Court was denied.

Similar allegations were filed in a second set of actions initiated in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs currently seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. Motions for class certification were argued in March 2005 and in September 2009, the Kansas State Court Judge denied the motions.  Plaintiffs have filed a motion for reconsideration.  The plaintiffs seek an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

In addition to the above proceedings, we and our subsidiaries and affiliates are named as defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however,  that new information or future developments could require us to reassess our potential exposure related to these matters and establish our accruals accordingly, and these adjustments could be material.  At September 30, 2009, we had accrued approximately $2 million for our outstanding legal matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2009 and December 31, 2008, we had accrued approximately $6 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. We estimate that our exposure could be as high as $7 million at September 30, 2009.

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

For the remainder of 2009, we estimate that our total remediation expenditures will be less than $1 million, which will be expended under government directed clean-up programs.

Polychlorinated Biphenyls (PCB) Cost Recoveries and Refund. Since 1994, we have been conducting remediation activities at certain of our compressor stations associated with PCB’s and other hazardous materials. We have collected amounts, substantially in excess of remediation costs actually incurred to date, through a surcharge to our customers under a settlement approved by the Federal Energy Regulatory Commission (FERC) in November 1995. In November 2009, the FERC approved an amendment to the 1995 settlement that provides for interim refunds over a three year period of approximately $157 million of our collected amounts plus interest of 8%. The refunds will be paid beginning in December 2009, assuming no requests for rehearing are filed. Our refund obligations are recorded as regulatory liabilities on our balance sheet and as of September 30, 2009, we have classified approximately $47 million as current liabilities based on the timing of when these amounts are expected to be refunded to our customers.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2009, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

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

Regulatory Matter

Notice of Proposed Rulemaking. In October 2007, the Minerals Management Service (MMS) issued a Notice of Proposed Rulemaking for Oil and Gas and Sulphur Operations in the Outer Continental Shelf (OCS) — Pipelines and Pipeline Rights-of-Way. If adopted, the proposed rules would substantially revise MMS OCS pipeline and rights-of-way regulations. The proposed rules would have the effect of: (i) increasing the financial obligations of entities, like us, which have pipelines and pipeline rights-of-way in the OCS; (ii) increasing the regulatory requirements imposed on the operation and maintenance of existing pipelines and rights of way in the OCS; and (iii) increasing the requirements and preconditions for obtaining new rights-of-way in the OCS.

Other Commitments

Asset Retirement Obligations. At September 30, 2009 and December 31, 2008, we had total asset retirement liabilities of $84 million and $42 million. During 2009, we increased our asset retirement liabilities by $42 million primarily resulting from our continuing assessment of the impacts of Hurricanes Gustav and Ike on our offshore pipeline assets. As of September 30, 2009, we have classified $56 million as current liabilities on our balance sheet.

Purchase Obligations. We have entered into contracts to purchase and install pipe associated with our 300 Line Expansion Project which is anticipated to be placed in service in 2011.  Our current estimated obligations under these agreements are approximately $32 million in the fourth quarter of 2009, $27 million in 2010, and $189 million in 2011.

6. Investment in Unconsolidated Affiliate and Transactions with Affiliates

  Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company, a joint venture with Southern Natural Gas Company, our affiliate and we received $10 million and $13 million in dividends for the nine months ended September 30, 2009 and 2008. Summarized income statement information of our proportionate share of the income of this investment for the periods ended September 30 is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Operating results data:
Operating revenues	$5	$4	$14	$15
Operating expenses	2	2	6	6
Income from continuing operations and net income	3	2	8	10

Transactions with Affiliates

     Cash Management Program and Other Notes Receivable. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At September 30, 2009 and December 31, 2008, we had interest bearing notes receivable from El Paso of $1.1 billion and $0.8 billion. We classified approximately $79 million of this receivable as current on our balance sheet at September 30, 2009, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on these variable rate notes was 1.5% at September 30, 2009 and 3.2% at December 31, 2008.

      At September 30, 2009 and December 31, 2008, we had non-interest bearing notes receivable of $334 million from an El Paso affiliate. These notes are reflected as a reduction of our stockholders’ equity based on uncertainties regarding the timing and method through which El Paso will settle these balances.

Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At September 30, 2009 and December 31, 2008, we had federal and state income taxes payable of $107 million and $58 million. The majority of these balances, as well as deferred income taxes and amounts associated with the resolution of unrecognized tax benefits, will become payable to El Paso.

Accounts Receivable Sales Program. We sell certain accounts receivable to a QSPE  whose purpose is solely to invest in our receivables, which are short-term assets that generally settle within 60 days. During the quarter and nine months ended September 30, 2009, we received net proceeds of approximately $0.2 billion and $0.7 billion related to sales of receivables to the QSPE and changes in our subordinated beneficial interests and recognized losses of less than $1 million on these transactions.  As of September 30, 2009 and December 31, 2008, we had approximately $75 million and $97 million of receivables outstanding with the QSPE, for which we received cash of $37 million and $38 million, and received subordinated beneficial interests of approximately $37 million and $58 million. The QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $38 million and $39 million as of September 30, 2009 and December 31, 2008. We reflect the subordinated beneficial interest in receivables sold at their fair value on the date they are issued.  These amounts (adjusted for subsequent collections) are recorded as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectibility of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the receivables and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the quarters and nine months ended September 30, 2009 and 2008.

Other Affiliate Balances. At September 30, 2009 and December 31, 2008, we had contractual deposits from our affiliates of $9 million.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2008 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Revenues from affiliates	$4	$5	$12	$15
Operation and maintenance expenses from affiliates	18	16	52	47
Reimbursement of operating expenses charged to affiliates	11	12	34	35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.  In addition, this Item updates, and should be read in conjunction with, information disclosed in our 2008 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows.  Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the nine months ended September 30, 2009 compared to the same period in 2008.

Operating Results:
	2009	2008
	(In millions, except for volumes)
Operating revenues	$704	$671
Operating expenses	(456)	(478)
Operating income	248	193
Earnings from unconsolidated affiliate	8	10
Other income, net	8	8
EBIT	264	211
Interest and debt expense	(117)	(101)
Affiliated interest income, net	12	24
Income taxes	(61)	(53)
Net income	$98	$81
Throughput volumes (BBtu/d)	4,650	4,875

EBIT Analysis:
	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations and other natural gas sales	$23	$9	$—	$32
Reservation and other services revenues	4	—	—	4
Hurricanes	7	(1)	—	6
Loss on long-lived assets	—	22	—	22
Other(1)	(1)	(8)	(2)	(11)
Total impact on EBIT	$33	$22	$(2)	$53
______________
(1) Consists of individually insignificant items.

Gas Not Used in Operations and Other Natural Gas Sales.  Gas not used for operations results in revenues to us, which we recognize when the volumes are retained. During the nine months ended September 30, 2009, our EBIT increased primarily due to a $19 million favorable impact resulting from higher retained fuel volumes in excess of fuel used to operate our system and higher average realized prices on operational sales, partially offset by a lower index price used to value the volumes that we retained as compared to the same period in 2008. Our EBIT was also favorably impacted by $9 million due to lower electric compression utilization. For a further discussion of gas not used in operations and other natural gas sales, see our 2008 Annual Report on  Form 10-K.

Reservation and Other Services Revenues.  During the nine months ended September 30, 2009, our EBIT was favorably impacted as compared to the same period in 2008 by additional capacity sales primarily from the Marcellus Basin in the northeast market area due to transportation contracts with shippers which were executed during 2009.  In addition, the Carthage project was placed in-service in May 2009, generating additional sales in the southern region of our system. Partially offsetting these increases was a decrease in usage revenues due to reduced throughput in 2009.

In July 2009, we filed an application with the FERC for certificate authorization of our 300 Line Expansion Project to add firm transportation capacity to our existing pipeline system in the northeast U.S. market area.  All of the firm transportation capacity resulting from this project is fully subscribed with one shipper based on a precedent agreement which was executed in the third quarter of 2009. In October 2009, we entered into a pipeline installation contract of approximately $194 million.

Our system is located over a significant portion of the Marcellus Basin that is under various phases of development by producers.  We have executed firm transportation contracts with shippers from the basin utilizing existing capacity. We have been in discussions with producers to expand our system to provide additional transportation capacity from the Marcellus Basin.  Higher contracting of capacity by our customers may or may not be sustained.

For the nine months ended September 30, 2009, our throughput volumes decreased compared with the same period in 2008.  This was due, in part, to general weakness in natural gas demand in the United States, including general reductions in industrial and power generation loads in the northeast. The demand for gas from the power generation sector was negatively impacted by economic factors but positively impacted by the displacement of coal-fired generation by gas-fired generation due to lower gas sales. If the economy recovers, electricity demand will positively affect throughput but may be offset by loss of market share in the event of higher gas prices. Although fluctuations in throughput on our system has a limited impact on our short-term results due to the fact that a material portion of our revenues are derived from firm reservation charges, it can be an indication of the risks we may face when seeking to recontract or renew any of our existing firm transportation contracts in the future. Continuing negative economic impacts on demand, as well as adverse shifting of sources of supply, could negatively impact basis differentials and our ability to renew firm transportation contracts that are expiring on our system or our ability to renew such contracts at current rates.  If we determine there is a significant change in our costs or billing determinants, we will have the option to file a rate case with the FERC to recover our prudently incurred costs.

Hurricanes. During the third quarter of 2008, we incurred damage to sections of our Gulf Coast and offshore pipeline facilities due to Hurricanes Ike and Gustav. For the nine months ended September 30, 2009 and 2008, we recorded losses of $1 million and $7 million related to gas loss from various damaged facilities, lower volume of gas not used in operations, lower usage revenue and repair costs that were not recoverable from insurance due to losses not exceeding self-retention levels.  We continue to evaluate those damaged facilities for further repair or retirement.

   Loss on Long-lived Assets. During the third quarter of 2009, we recorded an impairment of $2 million associated with an asset anticipated to be sold in the fourth quarter of 2009. During the nine months ended September 30, 2008, we recorded impairments of $24 million, including an impairment related to our Essex-Middlesex Lateral project due to its prolonged permitting process.

Interest and Debt Expense

   Interest and debt expense for the nine months ended September 30, 2009, was approximately $16 million higher than the same period in 2008 primarily due to the issuance of $250 million of 8.00% senior notes in January 2009.

Affiliated Interest Income, Net

Affiliated interest income, net for the nine months ended September 30, 2009, was $12 million lower than the same period in 2008 due to lower average short-term interest rates on advances to El Paso under its cash management program, partially offset by higher average advances. The following table shows the average advances due from El Paso and the average short-term interest rates for the nine months ended September 30:

	2009	2008
	(In millions, except for rates)
Average advance due from El Paso	$899	$751
Average short-term interest rate	1.8%	4.5%

Income Taxes

Our effective tax rates of 38 percent and 40 percent for the nine months ended September 30, 2009 and 2008 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Expenditures

Our primary sources of liquidity are cash on hand, cash flows from operating activities and El Paso’s cash management program. At September 30, 2009, we had a notes receivable from El Paso of approximately $1.1 billion of which approximately $79 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. In addition, we had non-interest bearing notes receivable of $334 million from an El Paso affiliate. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program and our other affiliate notes receivable. Our primary uses of cash are for working capital and capital expenditures. Our cash capital expenditures for the nine months ended September 30, 2009, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below.

	Nine Months Ended September 30, 2009	2009 Remaining	Total
	(In millions)
Maintenance	$93	$65	$158
Expansion	88	51	139
Hurricanes	29	6	35
Other(1)	41	24	65
	$251	$146	$397

(1) Relates to building renovations at our corporate facilities.

Volatility in the financial markets, the energy industry and the global economy will likely continue through the remainder of 2009 and beyond.  In January 2009, we issued $250 million of 8.00% senior notes due February 2016 for net proceeds of $234 million. Although recent financial market conditions have shown signs of improvement, continued volatility in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Additionally, although the impacts are difficult to quantify at this point, a prolonged recovery of the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is mostly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash on hand and cash flows from operating activities combined with amounts available to us under El Paso’s cash management program. As of September 30, 2009, El Paso had approximately $2.4 billion of available liquidity, including approximately $1.4 billion of capacity available to it under various committed credit facilities. In addition to the cash management program above, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of September 30, 2009, El Paso had approximately $0.9 billion of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us. For a further discussion of this credit agreement, see our 2008 Annual Report on Form 10-K. While we do not anticipate a need to further access the financial markets for the remainder of 2009 for any of our operating activities or expansion capital needs based on liquidity available to us, volatility in the financial markets could impact our or El Paso’s ability to access these markets at reasonable rates in the future.

Commitments and Contingencies

   For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

Climate Change and Energy Legislation. There are various legislative and regulatory measures relating to climate change and energy policies that have been proposed and, if enacted, will likely impact our business.

Climate Change Regulation.  Measures to address climate change and greenhouse gas (GHG) emissions are in various phases of discussions or implementation at international, federal, regional and state levels. It is likely that federal legislation requiring GHG controls will be enacted within the next few years in the United States. Although it is uncertain what legislation will ultimately be enacted, it is our belief that cap-and-trade or other legislation that sets a price on carbon emissions will increase demand for natural gas, particularly in the power sector. We believe this increased demand will occur due to substantially less carbon emissions associated with the use of natural gas compared with alternate fuel sources for power generation, including coal and oil-fired power generation.  However, the actual impact on demand will depend on the legislative provisions that are ultimately adopted, including the level of emission caps, allowances granted and the cost of emission credits.

It is also likely that any federal legislation enacted would increase our cost of environmental compliance by requiring us to install additional equipment to reduce carbon emissions from our larger facilities as well as to potentially purchase emission credits.  Based on 2007 data we reported to the California Climate Action Registry (CCAR), our operations in the United States emitted approximately 4.5 million tonnes of carbon dioxide equivalent emissions during 2007. We believe that approximately 4.2 million tonnes of the GHG emissions that we reported to CCAR would be subject to regulations under the climate change legislation that passed in the U.S. House of Representatives in July 2009, with approximately one-third of this amount being subject to the cap-and-trade rules contained in the proposed legislation and the remainder being subject to performance standards.  As proposed, the portion of our GHG emissions that would be subject to performance standards could require us to install additional equipment or initiate new work practice standards to reduce emission levels at many of our facilities, the costs of which would likely be material.  Although we believe that many of these costs should be recoverable in the rates charged to customers, recovery is still uncertain at this time.

The Environmental Protection Agency (EPA) finalized regulations to monitor and report GHG emissions on an annual basis and recently proposed new regulations to regulate GHGs under the Clean Air Act, which EPA has indicated could be finalized as early as March 2010.  In addition, various lawsuits have been filed seeking to force further regulation of GHG emissions, as well as to require specific companies to reduce GHG emissions from their operations. Enactment of additional regulations, as well as lawsuits, could result in delays and have negative impacts on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities, could impact our costs of operations, as well as require us to install new equipment to control emissions from our facilities, the costs of which would likely be material.

Energy Legislation.  In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint”.  These proposals would establish renewable portfolio standards at both the federal and state level, some of which would require a material increase of renewable sources, such as wind and solar power generation, over the next several decades. Additionally, the proposals would establish incentives for energy efficiency and conservation.  Although the ultimate targets that would be established in these areas are uncertain at this time, such proposals if enacted could negatively impact natural gas usage over the longer term.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and  procedures are designed to provide reasonable assurance of achieving their objectives and our President and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2009, we implemented a new financial accounting system and consolidated financial chart of accounts. The system implementation efforts were carefully planned and executed. Training sessions were administered to individuals who are impacted by the new system and chart of accounts, and system controls and functionality were reviewed and successfully tested prior and subsequent to implementation.  Following evaluation, management believes that  the new system has been successfully implemented. There were no other changes in our internal control over financial reporting during the third quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

TENNESSEE GAS PIPELINE COMPANY

Date: November 6, 2009	/s/ James C. Yardley
James C. Yardley
Chairman of the Board and President
(Principal Executive Officer)

Date: November 6, 2009	/s/ John R. Sult
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