Form 10-K
period 2009-12-31
TENNESSEE GAS PIPELINE CO
filed 2010-03-01
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting stock held by non-affiliates of the registrant: None

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5 per share. Shares outstanding on March 1, 2010: 208

TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION I(1)(a) AND (b) TO FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

Documents Incorporated by Reference: None

TENNESSEE GAS PIPELINE COMPANY

____________

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

Below is a list of terms that are common to our industry and used throughout this document:

/d	=	per day	MMBtu	=	million British thermal units
BBtu	=	billion British thermal units	MMcf	=	million cubic feet
Bcf	=	billion cubic feet	NGL	=	natural gas liquid
Dth	=	dekatherm	TBtu	=	trillion British thermal units
LNG	=	liquefied natural gas	Tonne	=	metric tonne

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

Our strategy is to enhance the value of our transportation and storage business by:

•	providing outstanding customer service;

•	executing successfully on our backlog of committed expansion projects;

•	developing new growth projects in our market and supply areas;

•	maintaining the integrity and ensuring the safety of our pipeline system and other assets;

•	optimizing our contract portfolio;

•	focusing on efficiency and synergies across our system; and

•	managing market segmentation and differentiation.

Pipeline System. Our pipeline system consists of approximately 13,700 miles of pipeline with a design capacity of approximately 7,208 MMcf/d. During 2009, 2008 and 2007, average throughput was 4,614 BBtu/d, 4,864 BBtu/d and 4,880 BBtu/d. This multiple-line system begins in the natural gas producing regions of Louisiana, the Gulf of Mexico and south Texas and extends to the northeast section of the U.S., including the metropolitan areas of New York City and Boston. Our system also has interconnects at the U.S.- Mexico border and the U.S.- Canada border.

Underground Natural Gas Storage Facilities. Along our pipeline system, we have approximately 92 Bcf of underground working natural gas storage capacity. Of this amount, 29 Bcf is contracted from Bear Creek Storage Company, LLC (Bear Creek), our affiliate. Bear Creek, which owns and operates an underground natural gas storage facility located in Bienville Parish, Louisiana, is a joint venture equally owned by us and our affiliate, Southern Natural Gas Company (SNG). The facility has 58 Bcf of working storage capacity that is committed equally to SNG and us under long-term contracts.

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

The natural gas industry is undergoing a major shift in supply sources. Production from conventional sources is declining while production from unconventional sources, such as shale, tight sands, and coal bed methane, is rapidly increasing. This shift will change the supply patterns and flows on pipelines. The impact will vary among pipelines according to the proximity of the new supply sources. Our pipeline is connected to two major shale formations, the Haynesville in northern Louisiana and Texas and the Marcellus in Pennsylvania.  It is likely that natural gas from these sources, will over time, replace receipts from traditional sources in south Texas and the Gulf of Mexico on our system. In addition, our system is close to the Eagle Ford shale formation in south Texas, which could be a major source of supply into the system in the future.  This will affect the flows on the system and the array of shipper contracts.

Another change in the supply patterns is the reduction in imports from Canada. This decrease has been the result of declining production and increasing demand in Canada. This reduction has led to increased demand for domestic supplies and related transportation services, but it has been offset in part by imported LNG. Imported LNG has been a significant supply source for the North American market. LNG terminals and other regasification facilities can serve as alternate sources of supply for pipelines, enhancing their delivery capabilities and operational flexibility and complementing traditional supply transported into market areas. However, these LNG delivery systems also may compete with us for transportation of gas into market areas we serve.

Electric power generation has been a growing demand sector of the natural gas market; however, this sector experienced a decline in demand in 2009 as a result of the downturn in the economy. We expect demand to return as the economy recovers. The growth of natural gas-fired electric power benefits the natural gas industry by creating more demand for natural gas. This potential benefit is offset, in varying degrees, by increased generation efficiency, the more effective use of surplus electric capacity, increased natural gas prices and the use and availability of other fuel sources for power generation. In addition, in several regions of the country, new additions in electric generating capacity have exceeded load growth and electric transmission capabilities out of those regions. These developments may inhibit owners of new power generation facilities from signing firm transportation contracts with natural gas pipelines.

Growth of the natural gas market has been adversely affected by the current economic slowdown in the U.S. and global economies. The decline in economic activity reduced industrial demand for natural gas and electricity, which affected natural gas demand both directly in end-use markets and indirectly through lower power generation demand for natural gas. We expect the demand and growth for natural gas to respond as the economy recovers.  Natural gas has a favorable competitive position as an electric generation fuel because it is a clean and abundant fuel with lower capital requirements compared with other alternatives. The lower demand and the credit restrictions on investments in the recent past may slow development of supply projects. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

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

We face competition in all our market areas and we compete with other interstate and intrastate pipelines for deliveries to multiple-connection customers who can take deliveries at alternative points. Natural gas delivered on our system competes with alternative energy sources used to generate electricity such as, hydroelectric power, coal and fuel oil. In addition, we compete with pipelines and gathering systems for connection to new supply sources in Texas, the Gulf of Mexico, and the emerging shale basins.

The following table details our customer and contract information related to our pipeline system as of   December 31, 2009. Firm customers reserve capacity on our pipeline system and storage facilities and are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. Interruptible customers are customers without reserved capacity that pay usage charges based on the volume of gas they transport, store, inject or withdraw.

Customer Information	Contract Information

Approximately 470 firm and interruptible customers.	Approximately 510 firm transportation contracts. Weighted average remaining contract term of approximately four years.

Major Customer: National Grid USA and Subsidiaries (766 BBtu/d)	Expire in 2011-2029.

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

Employees

As of February 23, 2010, we had approximately 1,630 full-time employees, none of whom are subject to a collective bargaining arrangement.

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

The financial results of our transportation and storage operations are impacted by the volumes of natural gas we transport or store and the prices we are able to charge for doing so. The volumes of natural gas we are able to transport and store depends on the actions of third parties and are beyond our control. Such actions include factors that impact our customers’ demand and producers’ supply, including factors that negatively impact our customers’ need for natural gas from us, as well as the continued availability of natural gas production and reserves connected to our pipeline system.  Further, the following factors, most of which are also beyond our control, may unfavorably impact our ability to maintain or increase current throughput, or to remarket unsubscribed capacity on our pipeline system:

•	service area competition;

•	price competition;

•	changes in regulation and actions of regulatory bodies;

•	weather conditions that impact natural gas throughput and storage levels;

•	weather fluctuations or warming or cooling trends that may impact demand in the markets in which we do business, including trends potentially attributable to climate change;

•	continued development of additional sources of gas supply that can be accessed;

•	decreased natural gas demand due to various factors, including economic recession (as further discussed below), availability of alternate energy sources and increases in prices;

•
legislative, regulatory or judicial actions, such as mandatory renewable portfolio standards and greenhouse gas (GHG) regulations and/or legislation that could result in (i) changes in the demand for natural gas and oil, (ii) changes in the availability of or demand for alternative energy sources such as hydroelectric and nuclear power, wind and solar energy and/or (iii) changes in the demand for less carbon intensive energy sources;

•	availability and cost to fund ongoing maintenance and growth projects, especially in periods of prolonged economic decline;

•	opposition to energy infrastructure development, especially in environmentally sensitive areas;

•	adverse general economic conditions including prolonged recessionary periods that might negatively impact natural gas demand and the capital markets;

•
our ability to achieve targeted annual operating and administrative expenses primarily by reducing internal costs and improving efficiencies from leveraging a consolidated supply chain organization; and

•	unfavorable movements in natural gas prices in certain supply and demand areas.

A substantial portion of our revenues are generated from firm transportation contracts that must be renegotiated periodically.

Our revenues are generated under transportation and storage contracts which expire periodically and must be renegotiated, extended or replaced. If we are unable to extend or replace these contracts when they expire or renegotiate contract terms as favorable as the existing contracts, we could suffer a material reduction in our revenues, earnings and cash flows. Currently, a substantial portion of our revenues are under contracts that are discounted at rates below the maximum rates allowed under our tariff. For additional information on the expiration of our contract portfolio, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, our ability to extend and replace contracts could be adversely affected by factors we cannot control as discussed in more detail above. In addition, changes in state regulation of local distribution companies may cause us to negotiate short-term contracts or turn back our capacity when our contracts expire.

For 2009, our revenues from National Grid USA and Subsidiaries represented approximately 12 percent of our operating revenues. For additional information on our revenues from this customer, see Part II, Item 8, Financial Statements and Supplementary Data, Note 10. The loss of this customer or a decline in its creditworthiness could adversely affect our results of operations, financial position and cash flows.

We are exposed to the credit risk of our customers and our credit risk management may not be adequate to protect against such risk.

We are subject to the risk of delays in payment as well as losses resulting from nonpayment and/or nonperformance by our customers, including default risk associated with adverse economic conditions. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. In addition, in certain situations, we may assume certain additional credit risks for competitive reasons or otherwise. If our existing or future customers fail to pay and/or perform and we are unable to remarket the capacity, our business, the results of  our operations and our financial condition could be adversely affected. We may not be able to effectively remarket capacity during and after insolvency proceedings involving a shipper.

A portion of our transportation services are provided pursuant to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts.

It is possible that costs to perform services under “negotiated rate” contracts will exceed the negotiated rates. Under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC regulated “recourse rate” for that service, and that contract must be filed and accepted by FERC. These “negotiated rate” contracts are not generally subject to adjustment for increased costs which could be produced by inflation, cost of capital, taxes or other factors relating to the specific facilities being used to perform the services. Any shortfall of revenue, representing the difference between “recourse rates” (if higher) and negotiated rates, under current FERC policy is generally not recoverable from other shippers.

Fluctuations in energy commodity prices could adversely affect our business.

Revenues generated by our transportation and storage contracts depend on volumes and rates, both of which can be affected by the price of natural gas. Increased natural gas prices could result in a reduction of the volumes transported by our customers, including power companies that may not dispatch natural gas-fired power plants if natural gas prices increase. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels as well as local distribution companies’ loss of customer base. The success of our transmission and storage operations is subject to continued development of additional gas supplies to offset the natural decline from existing wells connected to our system, which requires the development of additional oil and natural gas reserves and obtaining additional supplies from interconnecting pipelines, primarily in the emerging shale basins. A decline in energy prices could cause a decrease in these development activities and could cause a decrease in the volume of reserves available for transportation and storage through our system.

We retain a fixed percentage of natural gas transported as provided in our tariff. This retained natural gas is used as fuel and to replace lost and unaccounted for natural gas. We are at risk if we retain less natural gas than needed for fuel and to replace lost and unaccounted for natural gas. Pricing volatility may impact the value of under or over recoveries of retained natural gas, imbalances and system encroachments. If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted on a short-term basis, as well as with respect to our long-term recontracting activities. Furthermore, fluctuations in pricing between supply sources and market areas could negatively impact our transportation revenues. Consequently, a significant prolonged downtown in natural gas prices could have a material adverse effect on our financial condition, results of operations and liquidity. Fluctuations in energy prices are caused by a number of factors, including:

•	regional, domestic and international supply and demand, including changes in supply and demand due to general economic conditions and weather;

•	availability and adequacy of gathering, processing and transportation facilities;

•	energy legislation and regulation, including potential changes associated with GHG emissions and renewable portfolio standards;

•	federal and state taxes, if any, on the sale or transportation and storage of natural gas and NGL;

•	the price and availability of supplies of alternative energy sources; and

•
the level of imports, including the potential impact of political unrest among countries producing oil and LNG, as well as the ability of certain foreign countries to maintain natural gas and oil prices, production and export controls.

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

We periodically file with the FERC to adjust the  rates charged to our customers.  In establishing those rates, the FERC uses a discounted cash flow model that incorporates the use of proxy groups to develop a range of reasonable returns earned on equity interests in companies with corresponding risks. The FERC then assigns a rate of return on equity within that range to reflect specific risks of that pipeline when compared to the proxy group companies. Depending on the specific risks faced by us and the companies included in the proxy group, the FERC may establish rates that are not acceptable to us and have a negative impact on our cash flows, profitability and results of operations. In addition, pursuant to laws and regulations, our existing rates may be challenged by complaint. The FERC commenced several complaint proceedings in 2009 against unaffiliated pipeline systems to reduce the rates they were charging their customers.  There is a risk that the FERC or our customers could file similar complaints on our pipeline system and that a successful complaint against our rates could have an adverse impact on our cash flows and results of operations.

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

Our operations are subject to various environmental laws and regulations regarding compliance and remediation obligations. Compliance obligations can result in significant costs to install and maintain pollution controls, fines and penalties resulting from any failure to comply and potential limitations on our operations. Remediation obligations can result in significant costs associated with the investigation or clean-up of contaminated properties (some of which have been designated as Superfund sites by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act), as well as damage claims arising out of the contamination of properties or impact on natural resources. Although we believe we have established appropriate reserves for our environmental liabilities, it is not possible for us to estimate the exact amount and timing of all future expenditures related to environmental matters and we could be required to set aside additional amounts which could significantly impact our future consolidated results of operations, financial position, or cash flows. See Part II, Item 8, Financial Statements and Supplementary Data, Note 8.

In estimating our environmental liabilities, we face uncertainties that include:

•	estimating pollution control and clean up costs, including sites where preliminary site investigation or assessments have been completed;

•	discovering new sites or additional information at existing sites;

•	forecasting cash flow timing to implement proposed pollution control and cleanup costs;

•	receiving regulatory approval for remediation programs;

•	quantifying liability under environmental laws that may impose joint and several liability on potentially responsible parties and managing allocation responsibilities;

•	evaluating and understanding environmental laws and regulations, including their interpretation and enforcement;

•	interpreting whether various maintenance activities performed in the past and currently being performed required pre-construction permits pursuant to the Clean Air Act; and

•	changing environmental laws and regulations that may increase our costs.

In addition to potentially increasing the cost of our environmental liabilities, changing environmental laws and regulations may increase our future compliance costs, such as the costs of complying with ozone standards, emission standards with regard to our reciprocating internal combustion engines on our pipeline system, GHG reporting and potential mandatory GHG emissions reductions. Future environmental compliance costs relating to GHGs associated with our operations are not yet clear. For a further discussion on GHGs, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Commitments and Contingencies.

Although it is uncertain what impact legislative, regulatory, and judicial actions might have on us until further definition is provided in those forums, there is a risk that such future measures could result in changes to our operations and to the consumption and demand for natural gas. Changes to our operations could include increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, (iii) construct new facilities, (iv) acquire allowances or pay taxes related to our GHG and other emissions, and (v) administer and manage an emissions program for GHG and other emissions. Changes in regulations, including adopting new standards for emission controls from certain of our facilities, could also result in delays in obtaining required permits to construct or operate our facilities. While we may be able to include some or all of the costs associated with our environmental liabilities and environmental compliance in the rates charged by our pipeline and in the prices at which we sell natural gas, our ability to recover such costs is uncertain and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final regulations and legislation.

Our operations are subject to operational hazards and uninsured risks.

Our operations are subject to the inherent risks normally associated with pipeline operations, including pipeline failures, explosions, pollution, release of toxic substances, fires, adverse weather conditions (such as hurricanes and flooding), terrorist activity or acts of aggression, and other hazards. Each of these risks could result in damage to or destruction of our facilities or damages or injuries to persons and property causing us to suffer substantial losses. In addition, although the potential effects of climate change on our operations (such as hurricanes, flooding, etc.) are uncertain at this time, changes in climate patterns as a result of global emissions of GHG could have a negative impact on our operations in the future.

While we maintain insurance against many of these risks to the extent and in amounts that we believe are reasonable, our insurance coverages have material deductibles as well as limits on our maximum recovery, and do not cover all risks. There is also the risk that our coverages will change over time in light of increased premiums or changes in the terms of the insurance coverages that could result in our decision to either terminate certain coverages, increase our deductibles or decrease our maximum recoveries. In addition, there is a risk that our insurers may default on their coverage obligations. As a result, our results of operations, cash flows or financial condition could be adversely affected if a significant event occurs that is not fully covered by insurance.

The expansion of our business by constructing new facilities subjects us to construction and other risks that may adversely affect our financial results.

We may expand the capacity of our existing pipeline or storage facilities by constructing additional facilities. Construction of these facilities is subject to various regulatory, development and operational risks, including:

•
our ability to obtain necessary approvals and permits by the FERC and other regulatory agencies on a timely basis and on terms that are acceptable to us, including the potential impact of delays and increased costs caused by certain environmental and landowner groups with interests along the route of our pipeline;

•	the ability to access sufficient capital at reasonable rates to fund expansion projects, especially in periods of prolonged economic decline when we may be unable to access the capital markets;

•	the availability of skilled labor, equipment, and materials to complete expansion projects;

•
potential changes in federal, state and local statutes, regulations and orders, such as environmental requirements, including climate change requirements, that delay or prevent a project from proceeding or increase the anticipated cost of the project;

•	impediments on our ability to acquire rights-of-way or land rights or to commence and complete construction on a timely basis or on terms that are acceptable to us;

•
our ability to construct projects within anticipated costs, including the risk that we may incur cost overruns resulting from inflation or increased costs of equipment, materials, labor, contractor productivity, delays in construction or other factors beyond our control, that we may not be able to recover from our customers which may be material;

•	the lack of future growth in natural gas supply and/or demand; and

•	the lack of transportation, storage or throughput commitments.

Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs. There is also the risk that the downturn in the economy and its negative impact upon natural gas demand may result in either slower development in our expansion projects or adjustments in the contractual commitments supporting such projects. As a result, new facilities may be delayed or we may not achieve our expected investment return, which could adversely affect our results of operations, cash flows or financial position.

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

We, El Paso, and its subsidiaries are subject to the risks arising from adverse changes in general domestic economic conditions including recession or economic slowdown. The global economy is experiencing a recession and the financial markets have experienced extreme volatility and instability. In response, over the last year, El Paso announced certain actions designed to reduce its need to access such financial markets, including reductions in the capital programs of certain of its operating subsidiaries and the sale of several non-core assets.

If we or El Paso experience prolonged periods of recession or slowed economic growth in the U.S., demand growth from consumers for natural gas transported by us may continue to decrease, which could impact the development of our future expansion projects. Additionally, our or El Paso’s access to capital could be impeded and the cost of capital we obtain could be higher. Finally, we are subject to the risks arising from changes in legislation and regulation associated with such recession or prolonged economic slowdown, including creating preference for renewables, as part of a legislative package to stimulate the economy. Any of these events, which are beyond our control, could negatively impact our business, results of operations, financial condition, and liquidity.

We are subject to financing and interest rate risks.

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

El Paso provides cash management and other corporate services for us. Pursuant to El Paso’s cash management program, we transfer surplus cash to El Paso in exchange for an affiliated note receivable. In addition, we conduct commercial transactions with some of our affiliates. If El Paso or such affiliates are unable to meet their respective liquidity needs, we may not be able to access cash under the cash management program, or our affiliates may not be able to pay their obligations to us. However, we might still be required to satisfy affiliated payables we have established. Our inability to recover any affiliated receivables owed to us could adversely affect our financial position and cash flows. For a further discussion of these matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 12.

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

We are a party to El Paso’s $1.5 billion credit agreement. We are only liable, however, for our borrowings under the credit agreement, which were zero at December 31, 2009. Under the credit agreement, a default by El Paso, or any other borrower, could result in the acceleration of repayment of all outstanding borrowings, including the borrowings of any non-defaulting party. The acceleration of repayments of borrowings, if any, or the inability to borrow under the credit agreement, could adversely affect our liquidity position and, in turn, our financial condition.

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

We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. No common stock dividends were declared or paid in 2009 or 2008.

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

Overview

Our primary business consists of the interstate transportation and storage of natural gas. Each of these businesses faces varying degrees of competition from other existing and proposed pipelines and LNG facilities, as well as from alternative energy sources used to generate electricity such as hydroelectric power, coal and fuel oil. Our revenues from transportation and storage services consist of the following types.
Type	Description	Percent of Total Revenues in 2009
Reservation	Reservation revenues are from customers (referred to as firm customers) that reserve capacity on our pipeline system and storage facilities. These firm customers are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts.	61

Usage and Other	Usage revenues are from both firm customers and interruptible customers (those without reserved capacity) that pay usage charges and provide fuel in-kind based on the volume of gas actually transported, stored, injected or withdrawn. We also earn revenue from other miscellaneous sources.	39

The Federal Energy Regulatory Commission (FERC) regulates the rates we can charge our customers. These rates are generally a function of the cost of providing services to our customers, including a reasonable return on our invested capital. Because of our regulated nature, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices, changes in supply and demand, regulatory actions, competition, declines in the creditworthiness of our customers and weather. We also experience volatility in our financial results when the amounts of natural gas used in our operations differ from the amounts we recover from our customers for that purpose.

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

We continue to manage the process of renewing expiring contracts to limit the risk of significant impacts on our revenues. Our ability to extend our existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and the market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the maximum rates allowed under our tariffs. However, we have entered into a substantial portion of firm transportation contracts at amounts that are less than these maximum allowable rates to remain competitive. We refer to the difference between the maximum rates allowed under our tariff and the contractual rate we charge as discounts.

Our existing contracts mature at various times and in varying amounts of throughput capacity. The weighted average remaining contract term for our active contracts is approximately four years as of December 31, 2009.  Below are the contract expiration portfolio and the associated revenue expirations for our firm transportation contracts as of December 31, 2009, including those with terms beginning in 2010 or later.

	Contracted Capacity	Percent of Total Contracted Capacity	Reservation Revenue	Percent of Total Reservation Revenue
	(BBtu/d)		(In millions)
2010	635	8	$1	—
2011	603	8	30	6
2012	2,348	29	77	14
2013	1,392	17	121	23
2014	624	8	68	13
2015 and beyond	2,409	30	234	44
Total	8,011	100	$531	100

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to our net income, our throughput volumes and an analysis and discussion of our results for the year ended December 31, 2009 compared with 2008.

Operating Results:

	2009	2008
	(In millions,
	except for volumes)
Operating revenues	$933	$907
Operating expenses	(612)	(645)
Operating income	321	262
Earnings from unconsolidated affiliate	11	13
Other income, net	13	10
EBIT	345	285
Interest and debt expense	(155)	(136)
Affiliated interest income, net	16	33
Income tax expense	(79)	(71)
Net income	$127	$111
Throughput volumes (BBtu/d)	4,614	4,864

EBIT Analysis:

	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations and other natural gas sales	$19	$13	$—	$32
Expansions	7	(2)	6	11
Hurricanes	10	11	—	21
Reservation and other services revenue	(12)	—	—	(12)
Loss on long-lived assets	—	24	—	24
Operating and general and administrative expenses	—	(7)	—	(7)
Other(1)	2	(6)	(5)	(9)
Total impact on EBIT	$26	$33	$1	$60
____________

(1)	Consists of individually insignificant items.

Gas Not Used in Operations and Other Natural Gas Sales. The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. The financial impact of gas not used for operations is influenced by factors such as system throughput, facility enhancements and the ability to operate the system efficiently. Gas not used for operations results in revenues to us, which we recognize when the volumes are retained. During 2009, our EBIT increased primarily due to a $19 million favorable impact resulting from higher retained fuel volumes in excess of fuel used to operate our system and higher average realized prices on operational sales, partially offset by a lower index price used to value the volumes that we retained as compared to 2008. Our EBIT was also favorably impacted by $13 million due to lower electric compression utilization.

Expansions

Projects Placed in Service in 2009 and 2008. In November 2008, we placed the Blue Water reconfiguration project into service. In 2009, we placed several expansion projects in service including the Carthage expansion in May, the Concord Lateral expansion in October, and the Blue Water expansion in November. As a result, our revenues and allowance for funds used during construction increased in 2009 as compared with 2008. These increases were partially offset by depreciation and operating expenses of the new facilities.

Committed Projects Not Yet Completed. The 300 Line expansion project involves the installation of seven looping segments in Pennsylvania and New Jersey totaling approximately 128 miles of 30-inch pipeline, and the addition of approximately 52,000 horsepower of compression following the installation of two new compressor stations and upgrades at seven existing compressor stations. Upon completion, we expect this project to increase natural gas delivery capacity in the region by approximately 350 MMcf/d. The 300 Line Expansion project will provide access to diversified natural gas supplies from the Gulf Coast, Appalachian, and Marcellus shale basin, and gas deliveries to points along the 300 Line path and into various interconnections with other pipelines in northern New Jersey, as well as an existing delivery point in White Plains, New York. The expected cost for this project is approximately $642 million and is anticipated to be placed in service November 2011. In July 2009, we filed an application with the FERC for certificate authorization to construct and we anticipate receiving their approval in the first quarter of 2010. All of the firm transportation capacity resulting from this project in the northeast U.S. market area is fully subscribed with one shipper based on a precedent agreement which was executed in the third quarter of 2009.  An environmental assessment is expected to be issued by the FERC in the first quarter of 2010.

Our system is located over a significant portion of the Marcellus shale basin that is under various phases of development by producers. We have executed firm transportation contracts with shippers from the basin utilizing existing capacity. We have been in discussions with producers to expand our system to provide additional transportation capacity from the Marcellus basin.

In February 2010, we entered into precedent agreements with two shippers to provide 620 MMcf/d of additional firm transportation service from receipt points in the Marcellus shale basin to an interconnect in New Jersey. In order to accommodate the additional service, we will pursue the Northeast Upgrade project, which includes approximately 37 miles of 30 inch pipeline looping and the addition of approximately 20,600 horsepower of additional compression. The expected cost for this project is approximately $416 million and construction is anticipated to be placed in service November 2013.

Hurricanes. During 2008, we incurred damage to sections of our Gulf Coast and offshore pipeline facilities due to Hurricanes Gustav and Ike. In 2008, we recorded losses of $29 million related to gas loss from various damaged facilities, lower volume of gas not used in operations, lower usage revenue, and repair costs that were not recoverable from insurance due to losses not exceeding self-retention levels. In 2009, we recorded losses of $8 million for repair costs that were not recoverable from insurance. We continue to evaluate those damaged facilities for further repair or retirement. See Liquidity and Capital Resources for a further discussion of the hurricanes.

Reservation and Other Services Revenues. During 2009, our EBIT was unfavorably impacted by a decrease of $10 million in usage revenues due to decreased activity under various interruptible services provided under our tariff and a decrease of approximately $10 million due to increasing competition in the southeast area and milder weather. Partially offsetting these decreases was an increase of approximately $8 million in capacity sales primarily from the Marcellus shale basin in the northeast market area due to transportation contracts with shippers which were executed during 2009.

During 2009, our throughput volumes decreased compared with 2008. This was due, in part, to general weakness in natural gas demand in the U.S., including general reductions in industrial and power generation loads in the northeast. The demand for gas from the power generation sector was negatively impacted by economic factors but positively impacted by the displacement of coal-fired generation by gas-fired generation. Although fluctuations in throughput on our system have a limited impact on our short-term financial results because the  majority of our revenues are derived from firm reservation charges, it can be an indication of the risks we may face when seeking to recontract or renew any of our existing firm transportation contracts in the future. Continuing negative economic impacts on demand, as well as adverse shifting of sources of supply, could negatively impact basis differentials and our ability to renew firm transportation contracts that are expiring on our system or our ability to renew such contracts at current rates. If we determine there is a significant change in our costs or billing determinants, we will have the option to file a rate case with the FERC to recover our prudently incurred costs.

Loss on Long-Lived Assets. During 2008, we recorded impairments of $25 million, including an impairment related to our Essex-Middlesex Lateral project due to its prolonged permitted process.

Operating and General and Administrative Expenses.  During 2009, our operating and general and administrative expenses were increased primarily due to higher benefits and pension costs of approximately $21 million, partially offset by a reduction of $13 million in pipeline maintenance costs.

Interest and Debt Expense

Interest and debt expense for the year ended December 31, 2009, was $19 million higher than in 2008 primarily due to the issuance of $250 million of 8.00% senior notes in January 2009.

Affiliated Interest Income, Net

Affiliated interest income, net for the year ended December 31, 2009, was $17 million lower than in 2008 primarily due to lower average short-term interest rates on advances to El Paso under its cash management program, partially offset by higher average advances. The following table shows the average advances due from El Paso and the average short-term interest rates for the year ended December 31:
	2009	2008
	(In millions, except for rates)
Average advance due from El Paso	$931	$768
Average short-term interest rate	1.7%	4.4%

Income Taxes

Our effective tax rate of 38 percent and 39 percent for the years ended December 31, 2009 and 2008 was higher than the statutory rate of 35 percent due to the effect of state income taxes. For a reconciliation of the statutory rate to the effective tax rates, see Item 8, Financial Statements and Supplementary Data, Note 3.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program. At December 31, 2009, we had notes receivable from El Paso of approximately $1.0 billion of which approximately $93 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. At December 31, 2009, we had a non-interest bearing note receivable of $334 million from an El Paso affiliate. This note is reflected as a reduction of our stockholder’s equity based on uncertainties regarding the timing and method through which El Paso will settle these balances. See Item 8, Financial Statements and Supplementary Data, Note 12 for a further discussion of El Paso’s cash management program and our other affiliate note receivable. Our primary uses of cash are for working capital and capital expenditures. Our cash capital expenditures for the year ended December 31, 2009 and those planned for 2010 are listed below.

	2009	Expected 2010
	(In millions)
Maintenance	$139	$159
Expansions	128	179
Hurricanes	30	35
Other(1)	64	97
Total	$361	$470
____________

(1)	Relates to building renovations at our corporate facilities.

Our expected 2010 expansion capital expenditures primarily relate to our 300 Line expansion project. Our maintenance capital expenditures primarily relate to maintaining and improving the integrity of our pipeline, complying with regulations and ensuring the safe and reliable delivery of natural gas to our customers. In addition, we continue to evaluate our damaged facilities caused by hurricanes Ike and Gustav for further repair or retirement.

Although recent financial market conditions have shown signs of improvement, continued volatility in 2010 and beyond in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Additionally, although the impacts are difficult to quantify at this point, a prolonged recovery of the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is mostly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program. As of December 31, 2009, El Paso had approximately $1.8 billion of available liquidity, including approximately $1.3 billion of capacity available to it under various committed credit facilities. In addition to the cash management program above, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of December 31, 2009, El Paso had approximately $0.8 billion of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us. While we do not anticipate a need to directly access the financial markets in 2010 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

For further detail on our risk factors including potential adverse general economic conditions including our ability to access financial markets which could impact our operations and liquidity, see Part I, Item 1A, Risk Factors.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated herein by reference.

Climate Change and Energy Legislation and Regulation . There are various legislative and regulatory measures relating to climate change and energy policies that have been proposed and, if enacted, will likely impact our business.

Climate Change Legislation and Regulation. Measures to address climate change and greenhouse gas (GHG) emissions are in various phases of discussions or implementation at international, federal, regional and state levels. Over 50 countries, including the U.S. have submitted formal pledges to cut or limit their emissions in response to the United Nations-sponsored Copenhagen Accord. It is reasonably likely that federal legislation requiring GHG controls will be enacted within the next few years in the United States. Although it is uncertain what legislation will ultimately be enacted, it is our belief that cap-and-trade or other market-based legislation that sets a price on carbon emissions will increase demand for natural gas, particularly in the power sector. We believe this increased demand will occur due to substantially less carbon emissions associated with the use of natural gas compared with alternate fuel sources for power generation, including coal and oil-fired power generation. However, the actual impact on demand will depend on the legislative provisions that are ultimately adopted, including the level of emission caps, allowances granted, offset programs established, cost of emission credits and incentives provided to other fossil fuels and lower carbon technologies like nuclear, carbon capture sequestration and renewable energy sources.

It is also reasonably likely that any federal legislation enacted would increase our cost of environmental compliance by requiring us to install additional equipment to reduce carbon emissions from our larger facilities as well as to potentially purchase emission allowances. Based on 2008 operational data we reported to the California Climate Action Registry (CCAR), our operations in the United States emitted approximately 4.7 million tonnes of carbon dioxide equivalent emissions during 2008. We believe that approximately 4.1 million tonnes of the GHG emissions that we reported to CCAR would be subject to regulations under the climate change legislation that passed in the U.S. House of Representatives (the House) in June 2009. Of these amounts that would be subject to regulation, we believe that approximately one-third would be subject to the cap-and-trade rules contained in the proposed legislation and the remainder would be subject to performance standards. As proposed by the House, the portion of our GHG emissions that would be subject to cap-and-trade rules could require us to purchase allowances or offset credits and the portion of our GHG emissions that would be subject to performance standards could require us to install additional equipment or initiate new work practice standards to reduce emission levels at many of our facilities. The costs of purchasing emission allowances or offset credits and installing additional equipment or changing work practices would likely be material. Increases in costs of our suppliers to comply with such cap-and-trade rules and performance standards, such as the electricity we purchase in our operations, could also be material and would likely increase our cost of operations.  Although we believe that many of these costs should be recoverable in the rates we charge our customers, recovery is still uncertain at this time. A climate change bill was also voted upon favorably by the Senate Committee on Energy and Public Works (the Committee) in November 2009 and has been ordered to be reported out of the Committee. Any final bill passed out of the U.S. Senate will likely see further substantial changes and we cannot yet predict the form it may take, the timing of when any legislation will be enacted or implemented or how it may impact our operations if ultimately enacted.

The Environmental Protection Agency (EPA) finalized regulations to monitor and report GHG emissions on an annual basis. The EPA also proposed new regulations to regulate GHGs under the Clean Air Act, which the EPA has indicated could be finalized as early as March 2010.  The effective date and substantive requirements of any EPA final rule is subject to interpretation and possible legal challenges. In addition, it is uncertain whether federal legislation might be enacted that either delays the implementation of any climate change regulations of the EPA or adopts a different statutory structure for regulating GHGs than is provided for pursuant to the Clean Air Act.  Therefore, the potential impact on our operations and construction projects remains uncertain.

In addition, in March 2009, the EPA proposed a rule impacting emissions from reciprocating internal combustion engines, which would require us to install emission controls on  our pipeline system.  It is expected that the rule will be finalized in August 2010.  As proposed, engines subject to the regulations would have to be in compliance by August 2013.  Based upon that timeframe, we would expect that we would commence incurring expenditures in late 2010, with the majority of the work and expenditures incurred in 2011 and 2012.  If the regulations are adopted as proposed, we would expect to incur approximately $22 million in capital expenditures over the period from 2010 to 2013.

Legislative and regulatory efforts are underway in various states and regions.  These rules once finalized may impose additional costs on our operations and permitting our facilities, which could include costs to purchase offset credits or emission allowances, to retrofit or install equipment or to change existing work practice standards.  In addition, various lawsuits have been filed seeking to force further regulation of GHG emissions, as well as to require specific companies to reduce GHG emissions from their operations. Enactment of additional regulations by the federal or state governments, as well as lawsuits, could result in delays and have negative impacts on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities, could impact our costs of operations, as well as require us to install new equipment to control emissions from our facilities, the costs of which would likely be material.

Energy Legislation. In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint”. These proposals would establish renewable energy and efficiency standards at both the federal and state level, some of which would require a material increase of renewable sources, such as wind and solar power generation, over the next several decades. There have also been proposals to increase the development of nuclear power and commercialize carbon capture and sequestration especially at coal-fired facilities. Other proposals would establish incentives for energy efficiency and conservation. Although it is reasonably likely that many of these proposals will be enacted over the next few years, we cannot predict the form of any laws and regulations that might be enacted, the timing of their implementation, or the precise impact on our operations or demand for natural gas.  However, such proposals if enacted could negatively impact natural gas demand over the longer term.

New Accounting Pronouncements Issued But Not Yet Adopted

See Item 8, Financial Statements and Supplementary Data, Note 1, under New Accounting Pronouncements Issued But Not Yet Adopted, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the risk of changing interest rates. At December 31, 2009, we had interest bearing notes receivable from El Paso of approximately $1.0 billion, with a variable interest rate of 1.5% that are due upon demand. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of these notes receivable approximates the carrying value due to the notes being due on demand and the market-based nature of the interest rate.

The table below shows the carrying value, the related weighted-average effective interest rates on our non-affiliated fixed rate long-term debt securities and the fair value of these securities estimated based on quoted market prices for the same or similar issues.

	December 31, 2009				December 31, 2008
	Expected Fiscal Year of Maturity of Carrying Amounts
	2011	2014 and Thereafter	Total	Fair Value	Carrying Amount	Fair Value
	(In millions, except for rates)
Liabilities:
Long-term debt— fixed rate	$83	$1,763	$1,846	$2,086	$1,605	$1,311
Average effective interest rate	7.5%	7.8%

We are also exposed to risks associated with changes in natural gas prices on natural gas that we are allowed to retain, net of gas used in operations. Retained natural gas is used as fuel and to replace lost and unaccounted for natural gas. We are at risk if we retain less natural gas than needed for these purposes. Pricing volatility may also impact the value of under or over recoveries of retained natural gas, imbalances and system encroachments. We sell retained gas in excess of gas used in operations when such gas is not operationally necessary or when such gas needs to be removed from the system, which may subject us to both commodity price and locational price differences depending on when and where that gas is sold. In some cases, where we have made a determination that, by a certain point in time, it is operationally necessary to dispose of gas not used in operations, we use forward sales contracts, which include fixed price and variable price contracts within certain price constraints, to manage this risk. In December 2009, we entered into a contract with our affiliate, El Paso Marketing, L.P., to sell up to 22 TBtu of natural gas not used in our operations in 2011 at a price of $6.48 per MMBtu.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by the Securities and Exchange Commission (SEC) rules adopted under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It consists of policies and procedures that:

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

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we made an assessment of the effectiveness of our internal control over financial reporting as of    December 31, 2009. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Tennessee Gas Pipeline Company

We have audited the accompanying consolidated balance sheets of Tennessee Gas Pipeline Company (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the three years in the period ended December 31, 2009. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tennessee Gas Pipeline Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 3 and 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted a new income tax accounting standard, and effective January 1, 2008, the Company adopted the provisions of an accounting standard update related to the measurement date and changed the measurement date of its postretirement benefit plan.

/s/ Ernst & Young LLP
Houston, Texas
March 1, 2010

TENNESSEE GAS PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,
	2009	2008	2007
Operating revenues	$933	$907	$862
Operating expenses
Operation and maintenance	370	386	338
Depreciation and amortization	187	182	170
Loss on long-lived assets	1	25	—
Taxes, other than income taxes	54	52	56
	612	645	564
Operating income	321	262	298
Earnings from unconsolidated affiliate	11	13	13
Other income, net	13	10	19
Interest and debt expense	(155)	(136)	(130)
Affiliated interest income, net	16	33	44
Income before income taxes	206	182	244
Income tax expense	79	71	91
Net income	$127	$111	$153

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	12	24
Affiliates	152	81
Other	13	13
Materials and supplies	43	41
Deferred income taxes	44	8
Other	8	10
Total current assets	272	177
Property, plant and equipment, at cost	4,680	4,365
Less accumulated depreciation and amortization	936	884
	3,744	3,481
Additional acquisition cost assigned to utility plant, net	1,963	2,002
Total property, plant and equipment, net	5,707	5,483
Other assets
Notes receivable from affiliate	939	800
Investment in unconsolidated affiliate	79	81
Other	70	53
	1,088	934
Total assets	$7,067	$6,594
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$60	$54
Affiliates	72	36
Other	47	52
Taxes payable	94	82
Contractual deposits	31	60
Asset retirement obligations	66	5
Accrued interest	33	24
Regulatory liabilities	28	3
Other	24	23
Total current liabilities	455	339
Long-term debt	1,846	1,605
Other liabilities
Deferred income taxes	1,351	1,314
Regulatory liabilities	153	191
Other	64	74
	1,568	1,579
Commitments and contingencies (Note 8)
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,209	2,209
Retained earnings	1,323	1,196
Note receivable from affiliate	(334)	(334)
Total stockholder’s equity	3,198	3,071
Total liabilities and stockholder’s equity	$7,067	$6,594

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$127	$111	$153
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	187	182	170
Deferred income tax expense	2	14	88
Earnings from unconsolidated affiliate, adjusted for cash distributions	2	3	14
Loss on long-lived assets	1	25	—
Other non-cash income items	(2)	(4)	(10)
Asset and liability changes
Accounts receivable	17	19	15
Accounts payable	36	10	(15)
Taxes payable	17	45	(40)
Other current assets	(1)	(5)	(6)
Other current liabilities	16	(16)	(4)
Non-current assets	(24)	—	(13)
Non-current liabilities	(10)	21	(66)
Net cash provided by operating activities	368	405	286
Cash flows from investing activities
Capital expenditures	(361)	(323)	(364)
Net change in notes receivable from affiliates	(232)	(100)	39
Proceeds from the sale of asset	—	—	35
Other	(9)	18	4
Net cash used in investing activities	(602)	(405)	(286)
Cash flows from financing activities
Net proceeds from the issuance of long-term debt	234	—	—
Other	—	—	—
Net cash provided by financing activities	234	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—
End of period	$—	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions, except share amounts)

	Common Stock		Additional Paid-in	Retained	Note Receivable from	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Capital	Earnings	Affiliate	Income	Equity
January 1, 2007	208	$—	$2,207	$947	$—	$3	$3,157
Net income				153			153
Adoption of new income tax accounting standard, net of income taxes of $(8) (Note 3)				(15)			(15)
Reclassification to regulatory liability (Note 9)						(3)	(3)
Other			2				2
December 31, 2007	208	—	2,209	1,085	—	—	3,294
Net income				111			111
Reclassification of note receivable from affiliate (Note 12)					(334)		(334)
December 31, 2008	208	—	2,209	1,196	(334)	—	3,071
Net income				127			127
December 31, 2009	208	$—	$2,209	$1,323	$(334)	$—	$3,198

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We are a Delaware corporation incorporated in 1947, and an indirect wholly owned subsidiary of El Paso Corporation (El Paso). Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of all consolidated subsidiaries after the elimination of intercompany accounts and transactions.

We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of that entity or (ii) are allocated a majority of the entity’s losses and/or returns through our interests in that entity. The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/or returns involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity and where we are not allocated a majority of the entity’s losses and/or returns. We use the cost method of accounting where we are unable to exert significant influence over the entity.
Use of Estimates

The preparation of our financial statements requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.

Regulated Operations

Our natural gas pipeline and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We follow the Financial Accounting Standards Board’s (FASB) accounting standards for regulated operations. Under these standards, we record regulatory assets and liabilities that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that are expected to be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include certain postretirement employee benefit plan costs, loss on reacquired debt, an equity return component on regulated capital projects and certain costs related to gas not used in operations and other costs included in, or expected to be included in, future rates.

Cash and Cash Equivalents

We consider short-term investments with an original maturity of less than three months to be cash equivalents.

Allowance for Doubtful Accounts

We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method.

Materials and Supplies

We value materials and supplies at the lower of cost or market value with cost determined using the average cost method.

Natural Gas Imbalances

Natural gas imbalances occur when the amount of natural gas delivered from or received by a pipeline system or storage facility differs from the amount delivered or received. We value these imbalances due to or from shippers and operators utilizing current index prices. Imbalances are settled in cash or in-kind, subject to the terms of our tariff.

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

We use the composite (group) method to depreciate regulated property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. Currently, our depreciation rates vary from one percent to 25 percent per year. Using these rates, the remaining depreciable lives of these assets range from one to 51 years. We re-evaluate depreciation rates each time we file with the FERC for a change in our transportation and storage rates.

When we retire regulated property, plant and equipment, we charge accumulated depreciation and amortization for the original cost of the assets in addition to the cost to remove, sell or dispose of the assets, less their salvage value. We do not recognize a gain or loss unless we sell an entire operating unit, as defined by the FERC. We include gains or losses on dispositions of operating units in operation and maintenance expense in our income statements. For properties not subject to regulation by the FERC, we reduce property, plant and equipment for its original cost, less accumulated depreciation and salvage value with any remaining gain or loss recorded in income.

Included in our property balances are additional acquisition costs assigned to utility plant, which represent the excess of allocated purchase costs over the historical costs of the facilities. These costs are amortized on a straight-line basis over 62 years using the same rates as the related assets, and we do not recover these excess costs in our rates under current FERC policies.

At December 31, 2009 and 2008, we had $271 million and $207 million of construction work in progress included in our property, plant and equipment.

We capitalize a carrying cost (an allowance for funds used during construction) on debt and equity funds related to our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Interest costs capitalized during the years ended December 31, 2009, 2008 and 2007, were $3 million, $3 million and $6 million. These debt amounts are included as a reduction to interest and debt expense on our income statement. The equity portion is calculated using the most recent FERC-approved equity rate of return. The equity rate based on cost of service amounts capitalized (exclusive of taxes) during the years ended December 31, 2009, 2008 and 2007, were $6 million, $6 million and $12 million. These equity amounts are included in other income on our income statement.

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

Revenue Recognition

Our revenues are primarily generated from natural gas transportation and storage services. Revenues for all services are based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity over the contract period regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. Gas not used in operations is based on the volumes of natural gas we are allowed to retain relative to the amounts of gas we use for operating purposes. We recognize revenue on gas not used in operations from our shippers when we retain the volumes at the market price required under our tariffs. We are subject to FERC regulations and, as a result, revenues we collect may be subject to refund in a rate proceeding. We establish reserves for these potential refunds.

Environmental Costs and Other Contingencies

Environmental Costs. We record liabilities at their undiscounted amounts on our balance sheet as other current and long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

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

We record income taxes on a separate return basis. Pursuant to El Paso’s policy, we record current income taxes based on our taxable income and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represent the tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

We are required to evaluate our tax positions for all jurisdictions and for all years where the statute of limitations has not expired and we are required to meet a more-likely-than-not threshold (i.e. a greater than 50 percent likelihood of a tax position being sustained under examination) prior to recording a tax benefit. Additionally, for tax positions meeting this more-likely-than-not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon effective settlement. For a further discussion of this accounting standard, see Note 3.

Accounting for Asset Retirement Obligations

We record a liability for legal obligations associated with the replacement, removal or retirement of our long-lived assets in the period the obligation is incurred. Our asset retirement liabilities are initially recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation and amortization expense in our income statement. We have the ability to recover certain of these costs from our customers and have recorded an asset (rather than expense) associated with the accretion of the liabilities described above.

Postretirement Benefits

We maintain a postretirement benefit plan covering certain of our former employees. This plan requires us to make contributions to fund the benefits to be paid out under the plan. These contributions are invested until the benefits are paid out to plan participants. We record the net benefit cost related to this plan in our income statement. This net benefit cost is a function of many factors including benefits earned during the year by plan participants (which is a function of the level of benefits provided under the plan, actuarial assumptions and the passage of time), expected returns on plan assets and amortization of certain deferred gains and losses. For a further discussion of our policies with respect to our postretirement benefit plan, see Note 9.

In accounting for our postretirement benefit plan, we record an asset or liability based on the over funded or under funded status of the plan. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded as either a regulatory asset or liability.

Effective January 1, 2008, we adopted the provisions of an accounting standard update related to the measurement date and changed the measurement date of our postretirement benefit plan from September 30 to December 31.  The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements.

Effective December 31, 2009, we expanded our disclosures about postretirement benefit plan assets as a result of new accounting disclosure requirements. See Note 9 for these expanded disclosures.

New Accounting Pronouncements Issued But Not Yet Adopted

As of December 31, 2009, the following accounting standards had not yet been adopted by us.

Transfers of Financial Assets. In June 2009, the FASB updated accounting standards on financial asset transfers. Among other items, this update eliminated the concept of a qualifying special-purpose entity (QSPE) for purposes of evaluating whether an entity should be consolidated or not. The changes are effective for existing QSPEs as of January 1, 2010 and for transactions entered into on or after January 1, 2010. The adoption of this accounting standard in January 2010 did not have a material impact on our financial statements as we amended our existing accounts receivable sales program in January 2010 (see Note 12).

Variable Interest Entities. In June 2009, the FASB updated accounting standards for variable interest entities to revise how companies determine the primary beneficiaries of these entities, among other changes. Companies will be required to use a qualitative approach based on their responsibilities and power over the entities’ operations, rather than a quantitative approach in determining the primary beneficiary as previously required. The adoption of this accounting standard in January 2010 did not have a material impact on our financial statements.

2. Loss on Long-Lived Assets

 During 2008, we recorded impairments of $25 million, including an impairment related to our Essex-Middlesex lateral project due to its prolonged permitting process.

3. Income Taxes

Components of Income Tax Expense. The following table reflects the components of income tax expense included in net income for each of the three years ended December 31:

	2009	2008	2007
	(In millions)
Current
Federal	$76	$54	$(1)
State	1	3	4
	77	57	3
Deferred
Federal	(7)	7	85
State	9	7	3
	2	14	88
Total income tax expense	$79	$71	$91

Effective Tax Rate Reconciliation. Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

	2009	2008	2007
	(In millions, except for rates)
Income tax expense at the statutory federal rate of 35%	$72	$64	$85
State income taxes, net of federal income tax effect	7	7	5
Other	—	—	1
Income tax expense	$79	$71	$91
Effective tax rate	38%	39%	37%

Deferred Tax Assets and Liabilities. The following are the components of our net deferred tax liability at December 31:

	2009	2008
	(In millions)
Deferred tax liabilities
Property, plant and equipment	$1,494	$1,456
Other	7	12
Total deferred tax liability	1,501	1,468
Deferred tax assets
Net operating loss and credit carryovers
U.S. federal	54	22
State	21	24
Other liabilities	119	116
Total deferred tax asset	194	162
Net deferred tax liability	$1,307	$1,306

We believe it is more likely than not that we will realize the benefit of our deferred tax assets due to expected future taxable income, including the effect of future reversals of existing taxable temporary differences primarily related to depreciation.

Net Operating Loss (NOL) Carryovers. The table below presents the details of our federal and state NOL carryover periods as of December 31, 2009:

	2011-2014	2015-2019	2020-2029	Total
	(In millions)
U.S. federal NOL	$—	$58	$96	$154
State NOL	52	308	181	541

Usage of our U.S. federal carryovers is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation year rules of IRS regulations.

Unrecognized Tax Benefits (Liabilities) for Uncertain Tax Matters.  El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. With a few exceptions, we and El Paso are no longer subject to state and local income tax examinations by tax authorities for years prior to 1999 and U.S. income tax examinations for years prior to 2007. In November 2009, the Internal Revenue Service’s examination of El Paso’s U.S. income tax returns for 2005 and 2006 was settled at the appellate level.  The settlement of the issues raised in this examination did not materially impact our results of operations, financial condition or liquidity. For years in which our returns are still subject to review, our unrecognized tax benefits (liabilities for uncertain tax matters) could increase or decrease our income tax expense and our effective income tax rates as these matters are finalized. We are currently unable to estimate the range of potential impacts the resolution of any contested matters could have on our financial statements.

Upon the adoption of a new income tax accounting standard related to accounting for uncertain tax matters, and a related amendment to our tax sharing agreement with El Paso, we recorded a reduction of $15 million to the January 1, 2007 balance of retained earnings. As of December 31, 2009 and 2008, we had unrecognized tax benefits of $16 million and $17 million.  As of December 31, 2009 and 2008, approximately $15 million (net of federal tax benefits) of unrecognized tax benefits would affect our income tax expense and our effective income tax rate if recognized in future periods. While the amount of our unrecognized tax benefits could change in the next twelve months, we do not expect this change to have a significant impact on our results of operations or financial position.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our income statement. As of December 31, 2009 and 2008, we had liabilities for interest and penalties related to our unrecognized tax benefits of approximately $7 million. During both 2009 and 2008, we accrued less than $1 million of interest.

4. Fair Value of Financial Instruments

At December 31, 2009 and 2008, the carrying amounts of cash and cash equivalents and trade receivables and payables are representative of their fair value because of the short-term nature of these instruments. At    December 31, 2009 and 2008, we had interest bearing notes receivable from El Paso of approximately $1.0 billion and $0.8 billion due upon demand, with a variable interest rate of 1.5% and 3.2%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of these notes receivable approximates the carrying value due to the notes being due on demand and the market-based nature of the interest rate.

In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows at December 31:
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Long-term debt	$1,846	$2,086	$1,605	$1,311

5. Regulatory Assets and Liabilities

Our current and non-current regulatory assets are included in other current and non-current assets on our balance sheets. Our regulatory asset and liability balances are recoverable or reimbursable over various periods. Below are the details of our regulatory assets and liabilities at December 31:
	2009	2008
	(In millions)

Current regulatory assets	$3	$2
Non-current regulatory assets
Taxes on capitalized funds used during construction	31	29
Postretirement benefits	4	10
Other	14	8
Total non-current regulatory assets	49	47
Total regulatory assets	$52	$49
Current regulatory liabilities
Environmental	$28	$—
Other	—	3
Total current regulatory liabilities	28	3

Non-current regulatory liabilities
Environmental	112	157
Postretirement benefits	29	22
Other	12	12
Total non-current regulatory liabilities	153	191
Total regulatory liabilities	$181	$194

The significant regulatory assets and liabilities include:

Taxes on Capitalized Funds Used During Construction: These regulatory asset balance established to offset the deferred tax for the equity component of the allowance for funds used during the construction of long-lived assets.  Taxes on capitalized funds used during construction are amortized and the offsetting deferred income taxes are included in the rate base.  Both are recovered over the depreciable lives of the long-lived asset to which they relate.

Postretirement Benefits:  These balances represent deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions related to our postretirement benefit plan and differences in the postretirement benefit related amounts expensed and the amounts recovered in rates. Postretirement benefit amounts are recoverable in such periods as benefits are funded.

Environmental:  Includes amounts collected, substantially in excess of certain Polychlorinated Biphenyls (PCB) environmental remediation costs to date, through a surcharge to our customers under a settlement approved by the FERC in November of 1995.  For a further discussion of the PCB matter, see Note 8.

6.  Property, Plant and Equipment

Additional Acquisition Costs. At December 31, 2009 and 2008, additional acquisition costs assigned to utility plant was approximately $2.4 billion and accumulated depreciation was approximately $418 million and $379 million, respectively. These additional acquisition costs are being amortized over the life of the related pipeline assets. Our amortization expense related to additional acquisition costs assigned to utility plant was approximately $39 million, $41 million and $39 million for the years ended December 31, 2009, 2008 and 2007.

Asset Retirement Obligations. We have legal obligations associated with the retirement of our natural gas pipeline, transmission facilities and storage wells, as well as obligations related to El Paso’s corporate headquarters building. Our legal obligations primarily involve purging and sealing the pipeline if it is abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities and in El Paso’s corporate headquarters if these facilities are ever demolished, replaced, or renovated. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.

Where we can reasonably estimate the asset retirement obligation, we accrue a liability based on an estimate of the timing and amount of settlement. In estimating our asset retirement obligations, we utilize several assumptions, including a projected inflation rate of 2.5 percent, and credit-adjusted discount rates that currently range from six to nine percent based on when the liabilities were recorded. We record changes in estimates based on changes in the expected amount and timing of payments to settle our obligations. We intend on operating and maintaining our natural gas pipeline and storage system as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the asset retirement obligation for the substantial majority of our natural gas pipeline and storage system assets because these assets have indeterminate lives.

The net asset retirement obligation as of December 31 reported on our balance sheets in current and other non-current liabilities, and the changes in the net liability for the years ended December 31 were as follows:

	2009	2008
	(In millions)
Net asset retirement obligation at January 1	$42	$17
Liabilities settled	(6)	(3)
Accretion expense	2	1
Changes in estimate(1)	53	27
Net asset retirement obligation at December 31(2)	$91	$42
____________

(1) (2)
Increase in estimate primarily due to updated information received on our hurricane related asset retirement obligations.
For the years ended December 31, 2009 and 2008, approximately $66 million and $5 million of this amount is reflected in current liabilities.

7. Debt and Credit Facilities

Debt. Our long-term debt consisted of the following at December 31:

	2009	2008
	(In millions)
6.0% Debentures due December 2011	$86	$86
8.0% Notes due February 2016	250	—
7.5% Debentures due April 2017	300	300
7.0% Debentures due March 2027	300	300
7.0% Debentures due October 2028	400	400
8.375% Notes due June 2032	240	240
7.625% Debentures due April 2037	300	300
	1,876	1,626
Less: Unamortized discount	30	21
Total long-term debt	$1,846	$1,605

In January 2009, we issued $250 million of 8.00% senior notes due in February 2016 and received proceeds of $234 million, net of issuance costs.

Credit Facility. We are eligible to borrow amounts available under El Paso’s  $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of December 31, 2009, El Paso had approximately $0.8 billion of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us.  Our common stock and the common stock of another El Paso subsidiary are pledged as collateral under the credit agreement.

Under El Paso’s $1.5 billion credit agreement and our indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements), which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; and (v) potential limitations on our ability to declare and pay dividends. For the year ended December 31, 2009, we were in compliance with our debt-related covenants.

8. Commitments and Contingencies

Legal Proceedings

Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants. In March 2009, the Tenth Circuit Court of Appeals affirmed the dismissals and in October 2009, the plaintiff’s appeal to the United States Supreme Court was denied.

Similar allegations were filed in a set of actions initiated in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. The plaintiffs seek an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. In September 2009, the court denied the motions for class certification. The plaintiffs have filed a motion for reconsideration. Our costs and legal exposure related to this lawsuit and claim are not currently determinable.

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however,  that new information or future developments could require us to reassess our potential exposure related to these matters and establish our accruals accordingly, and these adjustments could be material. At December 31, 2009, we had accrued approximately $7 million for our outstanding legal matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At December 31, 2009 and 2008, we had accrued approximately $5 million and $6 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $7 million at December 31, 2009.

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

PCB Cost Recoveries. Since 1994, we have been conducting remediation activities at certain of our compressor stations associated with PCBs and other hazardous materials.  We have collected amounts, substantially in excess of remediation costs to date, through a surcharge to our customers under a settlement approved by the FERC in November of 1995.  In November 2009, the FERC approved an amendment to the 1995 settlement that provides for interim refunds over a three year period of approximately $157 million of our collected amounts plus interest of 8%.  In December 2009, we refunded approximately $30 million to our customers. Our refund obligations are recorded as regulatory liabilities on our balance sheet and as of December 31, 2009, we have classified approximately $28 million as current liabilities based on the timing of when these amounts are expected to be refunded to our customers.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of December 31, 2009, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

For 2010, we estimate that our total remediation expenditures will be approximately $1 million, which will be expended under government directed clean-up plans.

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

Regulatory Matter

Notice of Proposed Rulemaking. In October 2007, the Minerals Management Service (MMS) issued a notice of proposed rulemaking that is applicable to pipelines located in the Outer Continental Shelf (OCS). If adopted, the proposed rules would substantially revise MMS OCS pipeline and rights-of-way regulations. The proposed rules would have the effect of (i) increasing the financial obligations of entities, like us, which have pipelines and pipeline rights-of-way in the OCS; (ii) increasing the regulatory requirements imposed on the operation and maintenance of existing pipelines and rights of way in the OCS; and (iii) increasing the requirements and preconditions for obtaining new rights-of-way in the OCS.

Other Commitments

Capital Commitments. At December 31, 2009, we had capital commitments of approximately $268 million primarily related to our 300 Line expansion project, of which $63 million will be spent in 2010, $200 million will be spent in 2011 and $5 million will be spent in 2012. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

Purchase Obligations. We have entered into unconditional purchase obligations primarily for transportation, storage and other services, totaling $127 million at December 31, 2009. Our annual obligations under these purchase obligations are $42 million in 2010, $34 million in 2011, $19 million in 2012, $9 million in 2013, $6 million in 2014, and $17 million in total thereafter.

Operating Leases. We lease property, facilities and equipment under various operating leases. Future minimum annual rental commitments under our operating leases at December 31, 2009, were as follows:

Year Ending December 31,	(In millions)
2010	$1
2011	1
2012	1
Thereafter	2
Total	$5

Rental expense on our lease obligations for the years ended December 31, 2009, 2008 and 2007 was $2 million. These amounts include rent allocated to us from El Paso.

Other Commercial Commitments. We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline system. Our obligations under these easements are not material to our results of operations.

9. Retirement Benefits

Pension and Retirement Savings Plans. El Paso maintains a pension plan and a retirement savings plan covering substantially all of its U.S. employees, including our former employees. The benefits under the pension plan are determined under a cash balance formula. Under its retirement savings plan, El Paso matches 75 percent of participant basic contributions up to six percent of eligible compensation and can make additional discretionary matching contributions depending on its performance relative to its peers. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.

Postretirement Benefits Plan. We provide postretirement medical and life insurance benefits for a closed group of employees who were eligible to retire on December 31, 1996, and did so before July 1, 1997.  Medical benefits for this closed group may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs and El Paso reserves the right to change these benefits.  Employees in this group who retire after July 1, 1997 continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are prefunded to the extent these costs are recoverable through our rates. To the extent actual costs differ from the amounts recovered in rates, a regulatory asset or liability is recorded. We expect to contribute $5 million to our postretirement benefit plan in 2010.

Accumulated Postretirement Benefit Obligation, Plan Assets and Funded Status. In accounting for our postretirement benefit plan, we record an asset or liability for our postretirement benefit plan based on the over funded or under funded status. In March 2007, the FERC issued guidance requiring regulated pipeline companies to record a regulatory asset or liability for any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions that would otherwise be recorded in accumulated other comprehensive income for non-regulated entities.  Upon adoption of this FERC guidance, we reclassified $3 million from accumulated other comprehensive loss to a regulatory liability.

The table below provides information about our postretirement benefit plan. In 2008, we adopted the FASB’s revised measurement date provisions for other postretirement benefit plans and the information below for 2008 is presented and computed as of and for the fifteen months ended December 31, 2008.  For 2009, the information is presented and computed as of and for the twelve months ended December 31, 2009.

	December 31, 2009	December 31, 2008
	(In millions)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation - beginning of period	$21	$22
Interest cost	1	1
Participant contributions	1	2
Actuarial gain	(4)	—
Benefits paid(1)	(1)	(4)
Accumulated postretirement benefit obligation - end of period	$18	$21
Change in plan assets:
Fair value of plan assets - beginning period	$23	$29
Actual return on plan assets	6	(9)
Employer contributions	4	5
Participant contributions	1	2
Benefits paid	(1)	(4)
Fair value of plan assets - end of period	$33	$23
Reconciliation of funded status:
Fair value of plan assets	$33	$23
Less: accumulated postretirement benefit obligation	18	21
Net asset at December 31	$15	$2
____________

(1)	Amounts shown net of a subsidy of less than $1 million for each of the years ended December 31, 2009 and 2008 related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

Plan Assets. The primary investment objective of our plan is to ensure that, over the long-term life of the plan an adequate pool of sufficiently liquid assets exists to meet the benefit obligations to retirees and beneficiaries. Investment objectives are long-term in nature covering typical market cycles. Any shortfall of investment performance compared to investment objectives is generally the result of economic and capital market conditions. Although actual allocations vary from time to time from our targeted allocations, the target allocations of our postretirement plan’s assets are 65 percent equity and 35 percent fixed income securities.  We may invest plan assets in a manner that replicates, to the extent feasible, the Russell 3000 Index and the Barclays Capital Aggregate Bond Index to achieve equity and fixed income diversification, respectively.

We use various methods to determine the fair values of the assets in our other postretirement benefit plans, which are impacted by a number of factors, including the availability of observable market data over the contractual term of the underlying assets.  We separate these assets into three levels (Level 1, 2 and 3) based on our assessment of the availability of this market data and the significance of non-observable data used to determine the fair value of these assets.  As of December 31, 2009, our assets are comprised of an exchange-traded mutual fund with a fair value of $2 million and common/collective trusts with a fair value of $31 million.  Our exchange-traded mutual fund invests primarily in dollar-denominated securities, and its fair value (which is considered a Level 1 measurement) is determined based on the price quoted for the fund in actively traded markets.  Our common/collective trusts are invested in approximately 65 percent equity and 35 percent fixed income securities, and their fair values (which are considered Level 2 measurements) are determined primarily based on the net asset value reported by the issuer, which is based on similar assets in active markets.  We may adjust the fair value of our common/collective trusts, when necessary, for factors such as liquidity or risk of nonperformance by the issuer.  We do not have any assets that are considered Level 3 measurements.  The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, and there have been no changes in the methodologies used at December 31, 2009 and 2008.

Expected Payment of Future Benefits. As of December 31, 2009, we expect the following benefit payments under our plan:

Year Ending December 31,	Expected Payments(1)
(In millions)
2010	$2
2011	2
2012	2
2013	2
2014	2
2015 - 2019	7
____________

(1)
Includes a reduction of less than $1 million in each of the years 2010 – 2014 and approximately $1 million in aggregate for 2015 – 2019 for an expected subsidy related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

Actuarial Assumptions and Sensitivity Analysis. Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining our postretirement plan obligations and net benefit costs for 2009, 2008 and 2007:

	2009	2008	2007
	(Percent)
Assumptions related to benefit obligations at December 31, 2009 and 2008 and September 30, 2007 measurement dates:
Discount rate	5.37	5.95	6.05
Assumptions related to benefit costs at December 31:
Discount rate	5.95	6.05	5.50
Expected return on plan assets(1)	8.00	8.00	8.00
____________

(1)
The expected return on plan assets is a pre-tax rate of return based on our targeted portfolio of investments. Our postretirement benefit plan’s investment earnings are subject to unrelated business income taxes at a rate of 35%. The expected return on plan assets for our postretirement benefit plan is calculated using the after-tax rate of return.

Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 8.0 percent, gradually decreasing to 5.0 percent by the year 2015.  Changes in the assumed health care cost trend rates do not have a material impact on the amounts reported for our interest costs or our accumulated postretirement benefit obligations.

Components of Net Benefit Income. For each of the years ended December 31, the components of net benefit income are as follows:

	2009	2008	2007
	(In millions)
Interest cost	$1	$1	$1
Expected return on plan assets	(1)	(1)	(1)
Net benefit income	$—	$—	$—

10. Transactions with Major Customer

The following table shows revenues from our major customer for each of the three years ended December 31:

	2009	2008	2007
	(In millions)
National Grid USA and Subsidiaries (1)	$109	$109	$77
____________

(1)  In 2007, National Grid USA and Subsidiaries did not represent more than 10 percent of our revenues.

11. Supplemental Cash Flow Information

The following table contains supplemental cash flow information for each of the three years ended  December 31:

	2009	2008	2007
	(In millions)
Interest paid, net of capitalized interest	$130	$120	$116
Income tax payments	60	12	121

12. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate

Bear Creek Storage Company, LLC (Bear Creek). We have a 50 percent ownership interest in Bear Creek, a joint venture with Southern Natural Gas Company, our affiliate. We account for our investment in Bear Creek using the equity method of accounting.  During 2009, 2008 and 2007, we received $13 million, $16 million and $27 million in dividends from Bear Creek.

Summarized financial information for our proportionate share of Bear Creek as of and for the years ended December 31 is presented as follows:
	2009	2008	2007
	(In millions)
Operating results data:
Operating revenues	$18	$20	$19
Operating expenses	7	8	8
Income from continuing operations and net income	11	13	13

	2009	2008
	(In millions)
Financial position data:
Current assets	$28	$27
Non-current assets	52	55
Current liabilities	1	1
Equity in net assets	79	81

Transactions with Affiliates

Cash Management Program and Other Notes Receivable. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At December 31, 2009 and 2008, we had notes receivable from El Paso of $1.0 billion and $0.8 billion. We classified approximately $93 million of this receivable as current on our balance sheet at December 31, 2009, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.  The interest rate on these variable rate notes at December 31, 2009 and 2008 was 1.5% and 3.2%.

At December 31, 2009 and 2008, we had a non-interest bearing note receivable of $334 million from an El Paso affiliate. This note is reflected as a reduction of our stockholder’s equity based on uncertainties regarding the timing and method through which El Paso will settle these balances.

Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At December 31, 2009 and 2008, we had federal and state income taxes payable of $75 million and $58 million. The majority of these balances, as well as deferred income taxes and amounts associated with the resolution of unrecognized tax benefits, will become payable to El Paso. See Note 1 for a discussion of our income tax policy.

Accounts Receivable Sales Program. We sell certain accounts receivable to a QSPE whose purpose is solely to invest in our receivables, which are short-term assets that generally settle within 60 days. At both December 31, 2009 and 2008, we received net proceeds of approximately $0.9 billion related to sales of receivables to the QSPE and changes in our subordinated beneficial interests. We recognized losses of less than $1 million on these transactions for both the years ended December 31, 2009 and 2008.  As of December 31, 2009 and 2008, we had approximately $83 million and $97 million of receivables outstanding with the QSPE, for which we received cash of $39 million and $38 million for December 31, 2009 and 2008, and received subordinated beneficial interests of approximately $43 million and $58 million. The QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $40 million and $39 million for December 31, 2009 and 2008. We reflect the subordinated beneficial interest in receivables sold at their fair value on the date they are issued.  These amounts (adjusted for subsequent collections) are recorded as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectability of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the receivables and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the years ended December 31, 2009 and 2008.

In January 2010, we ceased selling accounts receivable to the QSPE and began selling those receivables directly to a third party financial institution. In return, the third party financial institution pays a certain amount of cash up front for the receivables, and pays the remaining amount owed over time as cash is collected from the receivables.

Other Affiliate Balances. At both December 31, 2009 and 2008, we had contractual deposits from our affiliates of $9 million.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates.  In addition, we store natural gas in an affiliated storage facility and utilize the pipeline system of an affiliate to transport some of our natural gas. These transactions are within the ordinary course of our business and the services are based on the same terms as non-affiliates.

In December 2009, we entered into a contract with our affiliate, El Paso Marketing, L.P., to sell up to 22 TBtu of natural gas not used in our operations in 2011 at a price of $6.48 per MMBtu.

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

The following table shows overall revenues and charges from our affiliates for each of the three years ended December 31:

	2009	2008	2007
	(In millions)
Revenues from affiliates	$16	$20	$21
Operation and maintenance expenses from affiliates	67	60	57
Reimbursements of operating expenses charged to affiliates	45	47	45

13. Supplemental Selected Quarterly Financial Information (Unaudited)

Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(In millions)
2009
Operating revenues	$266	$217	$221	$229	$933
Operating income	114	70	64	73	321
Net income	53	25	20	29	127
2008
Operating revenues	$245	$217	$209	$236	$907
Operating income	88	56	49	69	262
Net income	43	22	16	30	111

SCHEDULE II

TENNESSEE GAS PIPELINE COMPANY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008 and 2007
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Charged to Other Accounts	Balance at End of Period
2009
Legal reserves	$—	$7		$—		$—	$7
Environmental reserves	6	—		(1	)(2)	—	5

2008
Environmental reserves	$10	$(2)		$(2	)(2)	$—	$6

2007
Environmental reserves	$15	$(2	)(1)	$(3	)(2)	$—	$10
____________

(1)	Represents a reduction in the estimated costs to complete our internal remediation projects.
(2)	Primarily payments made for environmental remediation activities.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of  December 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a  company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2009.  See Item 8, Financial Statements and Supplementary Data under Management’s Annual Report on Internal Control Over Financial Reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of  2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The audit fees for the years ended December 31, 2009 and 2008 of $878,000 and $762,000, respectively, were primarily for professional services rendered by Ernst & Young LLP for the audits of the consolidated financial statements of Tennessee Gas Pipeline Company and its subsidiaries as well as the review of documents filed with the SEC, related consents and the issuance of comfort letters.

All Other Fees

No other audit-related, tax or other services were provided by our independent registered public accounting firm for the years ended December 31, 2009 and 2008.

Policy for Approval of Audit and Non-Audit Fees

We are an indirect wholly owned subsidiary of El Paso and do not have a separate audit committee. El Paso’s Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso’s pre-approval policies for audit and non-audit related services, see El Paso Corporation’s proxy statement for its 2010 Annual Meeting of Stockholders.

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

Undertaking

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. SEC upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed as an exhibit hereto for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tennessee Gas Pipeline Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 2010.

TENNESSEE GAS PIPELINE COMPANY

By:	/s/ James C. Yardley
James C. Yardley
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Tennessee Gas Pipeline Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James C. Yardley	Chairman of the Board and President	March 1, 2010
James C. Yardley	(Principal Executive Officer)

/s/ John R. Sult	Senior Vice President and Chief Financial	March 1, 2010
John R. Sult	Officer (Principal Financial Officer)

/s/ Rosa P. Jackson	Vice President and Controller	March 1, 2010
Rosa P. Jackson	(Principal Accounting Officer)

/s/ Daniel B. Martin	Senior Vice President and Director	March 1, 2010
Daniel B. Martin

/s/ Bryan W. Neskora	Senior Vice President, Chief Commercial	March 1, 2010
Bryan W. Neskora	Officer and Director

TENNESSEE GAS PIPELINE COMPANY

EXHIBIT INDEX
December 31, 2009

Each exhibit identified below is filed as part of this report. Exhibits filed with this report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description

*3.A	Restated Certificate of Incorporation dated May 11, 1999.

3.B	By-laws dated as of June 2, 2008 (Exhibit 3.B to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 2, 2009).

4.A
Indenture dated as of March 4, 1997, between Tennessee Gas Pipeline Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee (Exhibit 4.A to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 7, 2006).

4.A.1
First Supplemental Indenture dated as of March 13, 1997, between Tennessee Gas Pipeline Company and the Trustee (Exhibit 4.A.1 to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 7, 2006).

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

4.A.5
Fifth Supplemental Indenture dated June 10, 2002, between Tennessee Gas Pipeline Company and the Trustee (Exhibit 4.A.5 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009).

4.A.6
Sixth Supplemental Indenture dated as of January 27, 2009 between Tennessee Gas Pipeline Company and Wilmington Trust Company, as trustee, to indenture dated as of March 4, 1997 (Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on January 29, 2009).

*10.A
Third Amended and Restated Credit Agreement dated as of November 16, 2007, among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.

*10.B
Third Amended and Restated Security Agreement dated as of November 16, 2007, made by among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank.

10.C
Third Amended and Restated Subsidiary Guarantee Agreement dated as of November 16, 2007, made by each of the Subsidiary Guarantors in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Exhibit 10.C to our Current Report on Form 8-K filed with the SEC on November 21, 2007).

10.D
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

*12	Ratio of Earnings to Fixed Charges.

21	Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

*23	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.