Form 10-Q
period 2010-03-31
TENNESSEE GAS PIPELINE CO
filed 2010-05-10
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Small reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common stock, par value $5 per share. Shares outstanding on May 7, 2010: 208

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

When we refer to “us,” “we,” “our,” or “ours,” we are describing Tennessee Gas Pipeline Company and/or our subsidiaries.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2010	2009
Operating revenues	$224	$266
Operating expenses
Operation and maintenance	73	90
Depreciation and amortization	48	46
Taxes, other than income taxes	14	16
	135	152
Operating income	89	114
Earnings from unconsolidated affiliate	4	3
Other income, net	5	3
Interest and debt expense	(38)	(38)
Affiliated interest income, net	3	4
Income before income taxes	63	86
Income taxes	24	33
Net income	$39	$53

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)
	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1	$—
Accounts and notes receivable
Customer	14	12
Affiliates	103	152
Other	53	13
Materials and supplies	42	43
Deferred income taxes	47	44
Other	7	8
Total current assets	267	272
Property, plant and equipment, at cost	4,731	4,680
Less accumulated depreciation and amortization	962	936
	3,769	3,744
Additional acquisition cost assigned to utility plant, net	1,952	1,963
Total property, plant and equipment, net	5,721	5,707
Other assets
Notes receivable from affiliates	949	939
Investment in unconsolidated affiliate	80	79
Other	67	70
	1,096	1,088
Total assets	$7,084	$7,067

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$30	$60
Affiliates	61	72
Other	40	47
Taxes payable	90	94
Contractual deposits	33	31
Asset retirement obligations	61	66
Accrued interest	47	33
Regulatory liabilities	47	28
Other	19	24
Total current liabilities	428	455
Long-term debt	1,847	1,846
Other liabilities
Deferred income taxes	1,365	1,351
Regulatory liabilities	144	153
Other	63	64
	1,572	1,568
Commitments and contingencies (Note 3)
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,209	2,209
Retained earnings	1,362	1,323
Note receivable from affiliate	(334)	(334)
Total stockholder’s equity	3,237	3,198
Total liabilities and stockholder’s equity	$7,084	$7,067
See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$39	$53
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	48	46
Deferred income taxes	11	6
Earnings from unconsolidated affiliate, adjusted for cash distributions	(1)	1
Other non-cash income items	(1)	(1)
Asset and liability changes	(35)	26
Net cash provided by operating activities	61	131

Cash flows from investing activities
Additions to property, plant and equipment	(57)	(67)
Net change in notes receivable from affiliates	(6)	(117)
Other	3	18
Net cash used in investing activities	(60)	(166)

Cash flows from financing activities
Net proceeds from the issuance of long-term debt	—	235
Net cash provided by financing activities	—	235

Net change in cash and cash equivalents	1	200
Cash and cash equivalents
Beginning of period	—	—
End of period	$1	$200

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso).  We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this report along with our 2009 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2010, and for the quarters ended March 31, 2010 and 2009, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2009 from the audited balance sheet filed in our 2009 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The following is an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our 2009 Annual Report on Form 10-K.

Transfers of Financial Assets. On January 1, 2010, we adopted accounting standard updates for financial asset transfers. Among other items, these updates require the sale of an entire financial asset or a proportionate interest in a financial asset in order to qualify for sale accounting.  These changes were effective for sales of financial assets occurring on or after January 1, 2010.  In January 2010, we terminated our prior accounts receivable sales program under which we previously sold a senior interest in certain accounts receivable to a third party financial institution (through a wholly-owned special purpose entity).  As a result, the adoption of these accounting standard updates did not have a material impact on our financial statements. Upon termination of the prior accounts receivable sales program, we entered into a new accounts receivable sales program under which we sell certain accounts receivable in their entirety to the third party financial institution (through a wholly-owned special purpose entity).  The transfer of these receivables qualifies for sale accounting under the provisions of these accounting standard updates. We present the cash flows related to the prior and new accounts receivable sales programs as operating cash flows in our statements of cash flows. For further information, see Note 4.

Variable Interest Entities. On January 1, 2010, we adopted accounting standard updates for variable interest entities that revise how companies determine the primary beneficiary of these entities, among other changes. Companies are now required to use a qualitative approach based on their responsibilities and power over the entities’ operations, rather than a quantitative approach in determining the primary beneficiary as previously required.  The adoption of these accounting standard updates did not have a material impact on our financial statements.

2. Fair Value of Financial Instruments

At March 31, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents and trade receivables and payables are representative of their fair value because of the short-term nature of these instruments. At March 31, 2010 and December 31, 2009, we had an interest bearing note receivable from El Paso of approximately $1.0 billion due upon demand, with a variable interest rate of 1.5% in each period. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.

In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues,  are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,847	$2,066	$1,846	$2,086

3. Commitments and Contingencies

Legal Proceedings

Gas Measurement Class Action. In 1999, a purported class action lawsuit entitled Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., was filed in the District Court of Stevens County, Kansas against us and a number of our affiliates.  The complaint alleges that the defendants inaccurately measured the volume and heating content of gas that resulted in the underpayment of royalties to royalty owners on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. The court has denied motions for class certification, and the deadline for an appeal of this order has now passed.  Our costs and legal exposure related to this lawsuit and claim are not currently determinable.

In addition to the above proceeding, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accrual for our outstanding legal matters at March 31, 2010.  It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites.  At March 31, 2010 and December 31, 2009, we had accrued approximately $5 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $7 million at March 31, 2010.

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

Polychlorinated Biphenyls (PCB) Cost Recoveries and Refund. Since 1994, we have been conducting remediation activities at certain of our compressor stations associated with PCBs and other hazardous materials.  We have collected amounts, substantially in excess of remediation costs to date, through a surcharge to our customers under a settlement approved by the Federal Energy Regulatory Commission (FERC) in November of 1995.  In November 2009, the FERC approved an amendment to the 1995 settlement that provides for interim refunds over a three year period of approximately $157 million of our collected amounts plus interest of 8%.  Through March 31, 2010, we have refunded approximately $30 million to our customers.  Our refund obligations are recorded as regulatory liabilities on our balance sheet and as of March 31, 2010, we have classified approximately $47 million as current liabilities based on the timing of when these amounts are expected to be refunded to our customers.

Superfund Matters.  Included in our recorded environmental liabilities are projects where we have received notice that we have been designated or could be designated as a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, or state equivalents for three active sites. Liability under the federal CERCLA statute may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs.  We consider the financial strength of other PRPs in estimating our liabilities. Accruals for these issues are included in the environmental reserve discussed above.

For the remainder of 2010, we estimate that our total remediation expenditures will be approximately $1 million, most of which will be expended under government directed clean-up plans.  In addition, we expect to make capital expenditures for environmental matters of approximately $4 million in the aggregate for the remainder of 2010 through 2014.

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

Other Commitments

Capital Commitments. At March 31, 2010, we had capital commitments of approximately $244 million related to our 300 Line expansion project, of which $49 million will be spent in the remainder of 2010, $190 million will be spent in 2011 and $5 million will be spent in 2012.

Asset Retirement Obligations. At March 31, 2010 and December 31, 2009, we had total asset retirement liabilities of $86 million and $91 million, and we have classified $61 million and $66 million as current liabilities on our balance sheets.

4. Accounts Receivable Sales Program

During 2009, we had an agreement to sell a senior interest in certain accounts receivable (which are short-term assets that generally settle within 60 days) to a third party financial institution (through a wholly-owned special purpose entity), and we retained a subordinated interest in those receivables. The sale of the senior interest qualified for sale accounting and was conducted to accelerate cash from these receivables, the proceeds from which were used to increase liquidity and lower our overall cost of capital.  During the quarter ended March 31, 2009, we received $124 million of cash related to the sale of the senior interest, collected $163 million from the subordinated interest we retained in the receivables, and recognized a loss of less than $1 million on these transactions.  At December 31, 2009, the third party financial institution held $40 million of senior interest and we held $43 million of subordinated interest.  Our subordinated interest is reflected in accounts receivable in our balance sheet.  In January 2010, we terminated this accounts receivable sales program and paid $40 million to acquire the senior interest. We reflected the cash flows related to the accounts receivable sold under this program, changes in our retained subordinated interest, and cash paid to terminate the program, as operating cash flows in our statement of cash flows.

In 2010, we entered into a new accounts receivable sales program to continue to sell accounts receivable to the third party financial institution that qualify for sale accounting under the updated accounting standards related to financial asset transfers.  Under this program, we sell  receivables in their entirety to the third party financial institution (through a wholly-owned special purpose entity).  As of March 31, 2010, the third party financial institution held $81 million of the accounts receivable we sold under the program.  In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables.  Our ability to recover this additional amount is based solely on the collection of the underlying receivables.  During the first quarter of 2010, we received $160 million of cash up front from the sale of the receivables and received an additional $85 million of cash upon the collection of the underlying receivables.  As of March 31, 2010, we had not collected approximately $41 million related to our accounts receivable sales, which is reflected as other accounts receivable in our balance sheet.  We recognized a loss of less than $1 million on our accounts receivable sales during the first quarter of 2010.  Because the cash received up front and the cash received as the underlying receivables are collected both are related to the sale or ultimate collection of the underlying receivables, and not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales program as operating cash flows in our statement of cash flows.

Under both the prior and current accounts receivable sales programs, we serviced the underlying receivables for a fee.  The fair value of these servicing agreements as well as the fees earned were not material to our financial statements for the quarters ended March 31, 2010 and 2009.

The third party financial institution involved in both of these accounts receivable sales programs acquires interests in various financial assets and issues commercial paper to fund those acquisitions.  We do not consolidate the third party financial institution because we do not have the power to direct its overall activities (and do not absorb a majority of its expected losses) since our receivables do not comprise a significant portion of its operations.

5. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate

  We have a 50 percent ownership interest in Bear Creek Storage Company, L.L.C. (Bear Creek), a joint venture with Southern Natural Gas Company, our affiliate.  For the quarters ended March 31, 2010 and 2009, we received $3 million and $4 million in cash dividends from Bear Creek.

Summarized financial information of our proportionate share of our unconsolidated affiliate for the quarters ended March 31 is presented as follows:

	2010	2009
	(In millions)
Operating results data:
Operating revenues	$5	$5
Operating expenses	1	2
Income from continuing operations and net income	4	3

Transactions with Affiliates

Cash Management Program and Other Notes Receivable. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At March 31, 2010 and December 31, 2009, we had a note receivable from El Paso of $1.0 billion. We classified approximately $88 million of this receivable as current on our balance sheet at March 31, 2010, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 1.5% at March 31, 2010 and at December 31, 2009.

At March 31, 2010 and December 31, 2009, we had a non-interest bearing note receivable of $334 million from an El Paso affiliate. This note is reflected as a reduction of our stockholder’s equity based on uncertainties regarding the timing and method through which El Paso will settle these balances.

Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At March 31, 2010 and December 31, 2009, we had federal and state income taxes payable of $75 million. The majority of these balances, as well as deferred income taxes and amounts associated with the resolution of unrecognized tax benefits, will become payable to El Paso.

Other Affiliate Balances. At March 31, 2010 and December 31, 2009, we had contractual deposits from our affiliates of $9 million.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2009 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2010	2009
	(In millions)
Revenues from affiliates	$5	$4
Operation and maintenance expenses from affiliates	21	17
Reimbursements of operating expenses charged to affiliates	15	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.  In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2009 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2010 compared with the same period in 2009.

Operating Results:
	2010	2009
	(In millions, except for volumes)
Operating revenues	$224	$266
Operating expenses	(135)	(152)
Operating income	89	114
Earnings from unconsolidated affiliate	4	3
Other income, net	5	3
EBIT	98	120
Interest and debt expense	(38)	(38)
Affiliated interest income, net	3	4
Income taxes	(24)	(33)
Net income	$39	$53
Throughput volumes (BBtu/d)	5,491	5,497

EBIT Analysis:
	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations and other natural gas sales	$(38)	$8	$—	$(30)
Expansions	3	—	2	5
Reservation and other services revenues	(7)	—	—	(7)
Operating and general and administrative expenses	—	5	—	5
Hurricanes	—	3	—	3
Other(1)	—	1	1	2
Total impact on EBIT	$(42)	$17	$3	$(22)
_______________
(1)	Consists of individually insignificant items.

Gas Not Used in Operations and Other Natural Gas Sales.  Gas not used in operations results in revenues to us, which we recognize when volumes are retained.  During the quarter ended March 31, 2010, our EBIT decreased  $38 million primarily due to lower average realized prices and sales volume on operational sales as compared to the same period in 2009.  Our EBIT was favorably impacted by $8 million due to lower electric compression utilization.  For a further discussion of gas not used in operations and other natural gas sales, see our 2009 Annual Report on Form 10-K.

Expansions.  In 2009, we placed several expansion projects in service including the Carthage expansion in May, the Concord Lateral expansion in October, and the Blue Water expansion in November. As a result, for the quarter ended March 31, 2010, our revenues increased as compared to the same period in 2009.

Listed below are significant updates to our expansion projects discussed in our 2009 Annual Report on Form 10-K.

•
300 Line Expansion.  In July 2009, we filed an application with the FERC for certificate authorization to construct our 300 Line expansion project and we anticipate receiving their approval in the second quarter of 2010.  A favorable environmental assessment was issued by the FERC in the first quarter of 2010.

•
Northeast Upgrade Project.  In February 2010, we entered into precedent agreements with two shippers to provide 620 MMcf/d of additional firm transportation service from receipt points in the Marcellus shale basin to an interconnect in New Jersey.  Total estimated cost for this project is approximately $416 million and is anticipated to be placed in service in late 2013.

Reservation and Other Services Revenues.  During the quarter ended March 31, 2010, our EBIT was unfavorably impacted by approximately $7 million primarily due to a shift in receipts from the Gulf Coast region to the Marcellus shale basin resulting in decreased long-haul deliveries.  In addition, we experienced a decrease in our other services revenue due to milder weather in the northeast market area.  Partially offsetting these decreases was an increase in new backhaul contracts from the Marcellus shale basin.

Operating and General and Administrative Expenses. During the quarter ended March 31, 2010, our operating and general and administrative expenses were lower than the same period in 2009 primarily due to lower bonus and benefit costs.

Hurricanes.  For the quarter ended March 31, 2009, our EBIT was unfavorably impacted by repair costs that will not be recoverable from insurance due to losses not exceeding self-retention levels.

Affiliated Interest Income, Net

The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters ended March 31:

	2010	2009
	(In millions, except for rates)
Average advance due from El Paso	$901	$818
Average short-term interest rate	1.5%	2.2%

Income Taxes

Our effective tax rates of 38 percent for the quarters ended March 31, 2010 and 2009 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and amounts available to us under El Paso’s cash management program. At March 31, 2010, we had a note receivable from El Paso of approximately $1.0 billion of which approximately $88 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.  At March 31, 2010, we had a non-interest bearing note receivable of $334 million from an El Paso affiliate. This note is reflected as a reduction of our stockholder’s equity based on uncertainties regarding the timing and method through which El Paso will settle these balances.  See Item 1, Financial Statements, Note 5 for a further discussion of El Paso’s cash management program and our other affiliate note receivable. Our primary uses of cash are for working capital and capital expenditures.  Our cash capital expenditures for the quarter ended March 31, 2010, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below.

	Quarter Ended March 31, 2010	2010 Remaining	Total
	(In millions)
Maintenance	$12	$156	$168
Expansion	26	156	182
Other (1)	19	78	97
	$57	$390	$447
_______________
(1)	Relates to building renovations at our corporate facilities.

Although financial market conditions have improved since late 2008 and early 2009, volatility in the remainder of 2010 and beyond in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Additionally, although the impacts are difficult to quantify at this point, a prolonged recovery of the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is partially mitigated by a revenue base that includes long-term contracts that are based on firm demand charges.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program.  In addition to the cash management program above, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of March 31, 2010, El Paso had approximately $0.9 billion of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us. For a further discussion of this credit agreement, see our 2009 Annual Report on Form 10-K.  While we do not anticipate a need to directly access the financial markets in the remainder of 2010 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

Commitments and Contingencies

Below is a summary of certain climate change and energy policies recently enacted or proposed that, if enacted, will likely impact our business. For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 3 which is incorporated herein by reference.

Climate Change Legislation and Regulation. Legislative and regulatory efforts to address climate change and greenhouse gas (GHG) emissions are in various phases of discussions or implementation at international, federal, regional and state levels.  We believe that legislation that either limits or sets a price on carbon emissions will increase demand for natural gas depending on the legislative provisions ultimately adopted.  However, we also believe it is reasonably likely that the federal legislation being contemplated, as well as recently adopted and proposed federal regulations, would increase our cost of environmental compliance by requiring us to purchase emission allowances or offset credits, install additional equipment or change work practices, and could materially increase the cost of goods and services we purchase from suppliers due to their increased compliance costs.  Although we believe that many of these costs should be recoverable in our rates, recovery through these mechanisms is still uncertain at this time.

The Environmental Protection Agency (EPA) has adopted regulations that require us to monitor and report certain GHG emissions from our operations on an annual basis.  The EPA has proposed to further expand the monitoring and reporting requirements to additional natural gas transmission sources which could materially increase the costs of our operations.  The EPA has also proposed regulations pursuant to which GHG emissions would be regulated under the Clean Air Act in 2011.  These proposed rules, if adopted, would likely have a material impact on our cost of operations, could require us to install new equipment to control emissions from our facilities, as well as could result in delays and negative impacts on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities.

It is uncertain what federal or state legislation or regulations will ultimately be adopted and whether they will withstand likely legal challenges.  Therefore, the potential impact on our operations and construction projects remains uncertain.

Energy Legislation. In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint.” Although it is reasonably likely that many of these proposals will be enacted over the next few years, we cannot predict the form of any laws and regulations that might be enacted, the timing of their implementation, or the precise impact on our operations or demand for natural gas. However, such proposals if enacted could negatively impact natural gas demand over the longer term.

Air Quality Regulations. In March 2009, the EPA proposed a rule that is expected to be finalized later in 2010 impacting emissions of hazardous air pollutants from reciprocating internal combustion engines and requiring us to install emission controls on our pipeline system. As proposed, engines subject to the regulations would have to be in compliance by August 2013. Based upon that timeframe, we expect that we would begin incurring expenditures in late 2010, incur the majority of the expenditures in 2011 and 2012, and expend any remaining amounts in early 2013. Based on our expectation that the final rule will be similar to a recently adopted rule applicable to diesel engines, our current estimated impact is approximately $9 million in capital expenditures over the period from 2010 to 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a  company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2009 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 3. Defaults Upon Senior Securities

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index is incorporated herein by reference.

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

TENNESSEE GAS PIPELINE COMPANY

Date: May 7, 2010	By:	/s/ James C. Yardley
James C. Yardley
President
(Principal Executive Officer)

Date: May 7, 2010	By:	/s/ John R. Sult
John R. Sult
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

TENNESSEE GAS PIPELINE COMPANY

EXHIBIT INDEX

Each exhibit identified below is filed as a part of this report

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