Form 10-Q
period 2010-06-30
TENNESSEE GAS PIPELINE CO
filed 2010-08-06
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

     Common stock, par value $5 per share. Shares outstanding on August 6, 2010: 208

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

When we refer to “us,” “we,” “our,” “ours,” or “the company,” we are describing Tennessee Gas Pipeline Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues	$200	$217	$424	$483
Operating expenses
Operation and maintenance	81	87	154	177
Depreciation and amortization	47	47	95	93
Taxes, other than income taxes	13	13	27	29
	141	147	276	299
Operating income	59	70	148	184
Earnings from unconsolidated affiliate	3	2	7	5
Other income, net	4	4	9	7
Interest and debt expense	(37)	(39)	(75)	(77)
Affiliated interest income, net	4	4	7	8
Income before income taxes	33	41	96	127
Income taxes	13	16	37	49
Net income	$20	$25	$59	$78

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	—	12
Affiliates	182	152
Other	45	13
Materials and supplies	42	43
Deferred income taxes	47	44
Other	7	8
Total current assets	323	272
Property, plant and equipment, at cost	4,843	4,680
Less accumulated depreciation and amortization	1,011	936
	3,832	3,744
Additional acquisition cost assigned to utility plant, net	1,943	1,963
Total property, plant and equipment, net	5,775	5,707
Other assets
Notes receivable from affiliates	878	939
Investment in unconsolidated affiliate	79	79
Other	71	70
	1,028	1,088
Total assets	$7,126	$7,067

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$50	$60
Affiliates	59	72
Other	41	47
Taxes payable	94	94
Contractual deposits	34	31
Asset retirement obligations	60	66
Accrued interest	33	33
Regulatory liabilities	58	28
Other	16	24
Total current liabilities	445	455
Long-term debt	1,848	1,846
Other liabilities
Deferred income taxes	1,388	1,351
Regulatory liabilities	128	153
Other	60	64
	1,576	1,568
Commitments and contingencies (Note 3)
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,209	2,209
Retained earnings	1,382	1,323
Note receivable from affiliate	(334)	(334)
Total stockholder’s equity	3,257	3,198
Total liabilities and stockholder’s equity	$7,126	$7,067

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$59	$78
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	95	93
Deferred income taxes	34	9
Earnings from unconsolidated affiliate, adjusted for cash distributions	—	2
Other non-cash income items	(3)	(1)
Asset and liability changes	(70)	44
Net cash provided by operating activities	115	225

Cash flows from investing activities
Capital expenditures	(101)	(127)
Net change in notes receivable from affiliates	(19)	(195)
Other	5	9
Net cash used in investing activities	(115)	(313)

Cash flows from financing activities
Net proceeds from the issuance of long-term debt	—	234
Net cash provided by financing activities	—	234

Net change in cash and cash equivalents	—	146
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$146

See accompanying notes.

 TENNESSEE GAS PIPELINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso).  We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this report along with our 2009 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2010, and for the quarters and six months ended June 30, 2010 and 2009, are unaudited.  We derived the condensed consolidated balance sheet as of December 31, 2009, from the audited balance sheet filed in our 2009 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The following is an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our 2009 Annual Report on Form 10-K.

      Transfers of Financial Assets.   On January 1, 2010, we adopted an accounting standards update for financial asset transfers.   Among other items, this update requires the sale of an entire financial asset or a proportionate interest in a financial asset in order to qualify for sale accounting.  These changes were effective for sales of financial assets occurring on or after January 1, 2010.  In January 2010, we terminated our prior accounts receivable sales program under which we previously sold a senior interest in certain accounts receivable to a third party financial institution (through a wholly-owned special purpose entity).  As a result, the adoption of this accounting standards update did not have a material impact on our financial statements.  Upon termination of the prior accounts receivable sales program, we entered into a new accounts receivable sales program under which we sell certain accounts receivable in their entirety to the third party financial institution (through a wholly-owned special purpose entity).  The transfer of these receivables qualifies for sale accounting under the provisions of this accounting standards update.  We present the cash flows related to the prior and new accounts receivable sales programs as operating cash flows in our statements of cash flows.  For further information, see Note 4.

Variable Interest Entities. On January 1, 2010, we adopted an accounting standards update for variable interest entities that revises how companies determine the primary beneficiary of these entities, among other changes. Companies are now required to use a qualitative approach based on their responsibilities and power over the entities’ operations, rather than a quantitative approach in determining the primary beneficiary as previously required.  The adoption of this accounting standards update did not have a material impact on our financial statements.

2. Fair Value of Financial Instruments

At June 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents and accounts receivable and payable are representative of their fair value because of the short-term nature of these instruments. At June 30, 2010 and December 31, 2009, we had an interest bearing note receivable from El Paso of approximately $1.0 billion due upon demand, with a variable interest rate of 1.6% and 1.5%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.

In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,848	$2,075	$1,846	$2,086

3. Commitments and Contingencies

Legal Proceedings

We and our affiliates are named defendants in numerous lawsuits and governmental proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accrual for our outstanding legal matters at June 30, 2010.  It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites.  At June 30, 2010 and December 31, 2009, we had accrued approximately $5 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $7 million at June 30, 2010.

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

Polychlorinated Biphenyls (PCB) Cost Recoveries and Refund. Since 1994, we have been conducting remediation activities at certain of our compressor stations associated with PCBs and other hazardous materials.  We have collected amounts, substantially in excess of remediation costs to date, through a surcharge to our customers under a settlement approved by the Federal Energy Regulatory Commission (FERC) in November of 1995.  In November 2009, the FERC approved an amendment to the 1995 settlement that provides for interim refunds over a three year period of approximately $157 million of our collected amounts plus interest of 8%.  Through June 30, 2010, we have refunded approximately $39 million to our customers.  Our refund obligations are recorded as regulatory liabilities on our balance sheet and as of June 30, 2010, we have classified approximately $57 million as current liabilities based on the timing of when these amounts are expected to be refunded to our customers.

Superfund Matters.  Included in our recorded environmental liabilities are projects where we have received notice that we have been designated or could be designated as a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, or state equivalents for four active sites. Liability under the federal CERCLA statute may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs.  We consider the financial strength of other PRPs in estimating our liabilities. Accruals for these issues are included in the environmental reserve discussed above.

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

Other Commitments

Capital Commitments. At June 30, 2010, we had capital commitments of approximately $259 million related to our 300 Line expansion project, of which $50 million will be spent in the remainder of 2010, $204 million will be spent in 2011 and $5 million will be spent in 2012.

Asset Retirement Obligations. At June 30, 2010 and December 31, 2009, we had total asset retirement liabilities of $86 million and $91 million, and we have classified $60 million and $66 million as current liabilities on our balance sheets.

4. Accounts Receivable Sales Program

During 2009, we had an agreement to sell a senior interest in certain accounts receivable (which are short-term assets that generally settle within 60 days) to a third party financial institution (through a wholly-owned special purpose entity), and we retained a subordinated interest in those receivables. The sale of the senior interest qualified for sale accounting and was conducted to accelerate cash from these receivables, the proceeds from which were used to increase liquidity and lower our overall cost of capital.  During the quarter and six months ended June 30, 2009, we received $115 million and $239 million of cash related to the sale of the senior interest, collected $112 million and $275 million from the subordinated interest we retained in the receivables, and recognized a loss of less than $1 million on these transactions.  At December 31, 2009, the third party financial institution held $40 million of senior interest and we held $43 million of subordinated interest.  Our subordinated interest is reflected in accounts receivable on our balance sheet.  In January 2010, we terminated this accounts receivable sales program and paid $40 million to acquire the senior interest. We reflected the cash flows related to the accounts receivable sold under this program, changes in our retained subordinated interest, and cash paid to terminate the program, as operating cash flows on our statement of cash flows.

In the first quarter of 2010, we entered into a new accounts receivable sales program to continue to sell accounts receivable to the third party financial institution that qualify for sale accounting under the updated accounting standards related to financial asset transfers.  Under this program, we sell receivables in their entirety to the third party financial institution (through a wholly-owned special purpose entity).  As of June 30, 2010, the third party financial institution held $74 million of the accounts receivable we sold under the program.  In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables.  Our ability to recover this additional amount is based solely on the collection of the underlying receivables.  During the quarter and six months end June 30, 2010, we received $113 million and $273 million of cash up front from the sale of the receivables and received an additional $93 million and $178 million of cash upon the collection of the underlying receivables.  As of June 30, 2010, we had not collected approximately $37 million related to our accounts receivable sales, which is reflected as other accounts receivable on our balance sheet.  We recognized a loss of less than $1 million on our accounts receivable sales during the quarter and six months ended June 30, 2010.  Because the cash received up front and the cash received as the underlying receivables are collected both are related to the sale or ultimate collection of the underlying receivables, and not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales program as operating cash flows on our statement of cash flows.

Under both the prior and current accounts receivable sales programs, we serviced the underlying receivables for a fee.  The fair value of these servicing agreements as well as the fees earned were not material to our financial statements for the periods ended June 30, 2010 and 2009.

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

5. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company, L.L.C. (Bear Creek), a joint venture with Southern Natural Gas Company, our affiliate.  For the six months ended June 30, 2010 and 2009, we received $7 million in cash dividends from Bear Creek.  In July 2010, we received an additional $4 million in cash dividends.  Also, in July 2010, Bear Creek utilized its note receivable balance under the cash management program with El Paso to pay a cash distribution to its partners, including $23 million to us.

Summarized financial information of our proportionate share of our unconsolidated affiliate for the periods ended June 30 is presented as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Operating results data:
Operating revenues	$5	$4	$10	$9
Operating expenses	2	2	3	4
Income from continuing operations and net income	3	2	7	5

Transactions with Affiliates

Cash Management Program and Other Notes Receivable. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand.  At June 30, 2010 and December 31, 2009, we had a note receivable from El Paso of approximately $1.0 billion. We classified approximately $173 million of this receivable as current on our balance sheet at June 30, 2010, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 1.6% and 1.5% at June 30, 2010 and December 31, 2009.

At June 30, 2010 and December 31, 2009, we had a non-interest bearing note receivable of $334 million from an El Paso affiliate reflected as a reduction of our stockholder’s equity.  On July 30, 2010, we collected this note receivable and then immediately distributed the cash received to our parent.

Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At June 30, 2010 and December 31, 2009, we had net federal and state income taxes payable of $66 million and $75 million. The majority of these balances, as well as deferred income taxes and amounts associated with the resolution of unrecognized tax benefits, will become payable to El Paso.

Other Affiliate Balances. At June 30, 2010 and December 31, 2009, we had contractual deposits from our affiliates of $9 million.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2009 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Revenues from affiliates	$5	$4	$10	$8
Operation and maintenance expenses from affiliates	20	17	41	34
Reimbursement of operating expenses charged to affiliates	15	11	30	23

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

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as    (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the six months ended June 30, 2010 compared with the same period in 2009.

Operating Results:
	2010	2009
	(In millions, except for volumes)
Operating revenues	$424	$483
Operating expenses	(276)	(299)
Operating income	148	184
Earnings from unconsolidated affiliate	7	5
Other income, net	9	7
EBIT	164	196
Interest and debt expense	(75)	(77)
Affiliated interest income, net	7	8
Income taxes	(37)	(49)
Net income	$59	$78
Throughput volumes (BBtu/d)	5,023	4,912

EBIT Analysis:
	Operating Revenue	Operating Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations and other natural gas sales	$(53)	$12	$—	$(41)
Expansions	5	(1)	4	8
Reservation and other services revenues	(11)	—	—	(11)
Operating and general and administrative expenses	—	6	—	6
Hurricane repairs	—	5	—	5
Other(1)	—	1	—	1
Total impact on EBIT	$(59)	$23	$4	$(32)
_______________
(1)	Consists of individually insignificant items.

Gas Not Used in Operations and Other Natural Gas Sales.  During the six months ended June 30, 2010, our EBIT decreased $53 million primarily due to lower average realized prices on operational sales as compared to the same period in 2009.  Our EBIT was favorably impacted by $12 million due to lower electric compression expenses from decreased utilization.  Gas not used in operations results in revenues to us, which we recognize when volumes are retained.  As discussed below, the shifts in receipts on our system have reduced the volumes of gas not used in operations resulting in fewer volumes collected.  For a further discussion of gas not used in operations and other natural gas sales, see our 2009 Annual Report on Form 10-K.

Expansions.  In 2009, we placed several expansion projects in service including the Carthage expansion in May, the Concord Lateral expansion in October, and the Blue Water expansion in November. As a result, for the six months ended June 30, 2010, our revenues increased as compared to the same period in 2009.

Listed below are significant updates to our expansion projects discussed in our 2009 Annual Report on Form   10-K.

•
300 Line Expansion.  During 2010, the FERC issued a favorable environmental assessment and we received certificate authorization from the FERC to construct the expansion.  In June 2010, we commenced construction on our compression facilities related to this project.

•
Northeast Upgrade Project.  In February 2010, we entered into precedent agreements with two shippers to provide 620 MMcf/d of additional firm transportation service from receipt points in the Marcellus shale basin to an interconnect in New Jersey.

•
Northeast Supply Diversification Project.  During 2010, we entered into precedent agreements with three shippers to provide approximately 250 MMcf/d of additional firm transportation service from receipt points in the Marcellus shale basin to delivery points in the New York and New England markets.  Total estimated cost of this project is less than $100 million.  Subject to FERC and other approvals, the project is expected to commence construction in the first half of 2012 and is anticipated to be placed in service on November 1, 2012.

Reservation and Other Services Revenues.  During the six months ended June 30, 2010, throughput volumes on our system increased by 2% compared to the same period in 2009; however, as a result of a shift in receipts from the Gulf Coast Region to the Rockies Express Pipeline interconnect and the Marcellus shale basin, our long-haul transport decreased while our backhaul service from the Marcellus shale basin increased, for a net unfavorable impact to EBIT of approximately $9 million.  We believe our recently announced Northeast Supply Diversification project will expand our presence from Marcellus to the New York and New England markets.  In addition, usage revenues decreased by $6 million due to reduced interruptible services resulting from unfavorable price spreads, partially offset by an increase of $3 million in liquids separation dehydration sales due to increased contractual rates.

Operating and General and Administrative Expenses. During the six months ended June 30, 2010, our operating and general and administrative expenses were lower than the same period in 2009 primarily due to lower payroll costs, net of capitalization and reimbursement from affiliates.

Hurricane Repairs.  For the six months ended June 30, 2009, our EBIT was unfavorably impacted by repair costs that will not be recoverable from insurance due to losses which did not exceed our self-retention levels.

Affiliated Interest Income, Net

The following table shows the average advances due from El Paso and the average short-term interest rates for the six months ended June 30:

	2010	2009
	(In millions, except for rates)
Average advance due from El Paso	$953	$855
Average short-term interest rate	1.5%	2.0%

Income Taxes

Our effective tax rate of 39 percent for the six months ended June 30, 2010 and 2009 was higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and amounts available to us under El Paso’s cash management program. At June 30, 2010, we had a note receivable from El Paso of approximately $1.0 billion of which approximately $173 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.  At June 30, 2010, we had a non-interest bearing note receivable of $334 million from an El Paso affiliate reflected as a reduction of our stockholder’s equity.  On July 30, 2010, we collected this note receivable and then immediately distributed the cash received to our parent.  See Item 1, Financial Statements, Note 5 for a further discussion of El Paso’s cash management program and our other affiliate note receivable. Our primary uses of cash are for working capital and capital expenditures.  Our cash capital expenditures for the six months ended June 30, 2010, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below.

	Six Months Ended June 30, 2010	2010 Remaining	Total
	(In millions)
Maintenance(1)	$18	$121	$139
Expansion	49	130	179
Other(2)	34	62	96
	$101	$313	$414
_______________
(1)	Amount is net of insurance proceeds received.
(2)	Relates to building renovations at our corporate facilities.

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

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program.  In addition to the cash management program above, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of June 30, 2010, El Paso had approximately $1.1 billion of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us. For a further discussion of this credit agreement, see our 2009 Annual Report on Form 10-K.  While we do not anticipate a need to directly access the financial markets in the remainder of 2010 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

Commitments and Contingencies

Below is a summary of certain climate change and energy policies recently enacted or proposed that, if enacted, will likely impact our business. For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

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

The Environmental Protection Agency (EPA) has adopted regulations that require us to monitor and report certain GHG emissions from our operations on an annual basis.  The EPA has proposed to further expand the monitoring and reporting requirements to additional natural gas transmission sources which could materially increase the costs of our operations.  Our preliminary estimate of the first-year cost to our company is over $1 million.

The EPA has also adopted regulations that will require permits to be obtained under the Clean Air Act for GHG emissions above certain thresholds.  Depending on the thresholds ultimately established by the EPA, these permit requirements could have a material impact upon the cost of our operations, could require us to install new equipment to control emissions from our facilities and could result in delays and negative impacts on our ability to obtain permits and other regulatory approvals with regard to new and existing facilities. The EPA’s regulations are being challenged in the federal courts; however, pending such judicial reviews, the thresholds that have been established by the EPA through at least 2016 are not expected to have a material impact on our operations or financial results.

It is uncertain what federal or state legislation or regulations will ultimately be adopted and whether adopted regulations will withstand likely legal challenges.  Therefore, the potential impact on our operations and construction projects remains uncertain.

Energy Legislation. In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint.” Although it is reasonably likely that many of these proposals will be enacted over the next few years, we cannot predict the form of any laws and regulations that might be enacted, the timing of their implementation, or the precise impact on our operations or demand for natural gas. However, such proposals if enacted could impact natural gas demand over the longer term.

Air Quality Regulations. In March 2009, the EPA proposed a rule that is expected to be finalized later in 2010 impacting emissions of hazardous air pollutants from reciprocating internal combustion engines and requiring us to install emission controls on our pipeline system. As proposed, engines subject to the regulations would have to be in compliance by August 2013. Based upon that timeframe, we expect that we would begin incurring expenditures in late 2010, incur the majority of the expenditures in 2011 and 2012, and expend any remaining amounts in early 2013. Based on our expectation that the final rule will be similar to a recently adopted rule applicable to diesel engines, our current estimated impact is approximately $7 million in capital expenditures over the period from 2010 to 2013.

In February 2010, the EPA promulgated a new one-hour National Ambient Air Quality Standard (NAAQS) for oxides of nitrogen (NO2). The new standard is in addition to the existing annual NAAQS which was not changed.  While it is uncertain how the EPA and the states will apply the new one-hour NAAQS, the new NAAQS may impact our ability to obtain permits and other regulatory approvals with regard to existing and new facilities and may cause us to incur costs to install additional controls on existing and new facilities.  The EPA’s new rule is being challenged in the federal courts. While the new NAAQS, if upheld, could have a material impact on our cost of operations and our cost to install new facilities, we are unable, at this point, to estimate its financial impact.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

TENNESSEE GAS PIPELINE COMPANY

Date: August 6, 2010	/s/ Norman G. Holmes
Norman G. Holmes President (Principal Executive Officer)

Date: August 6, 2010	/s/ John R. Sult
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