Form 10-Q
period 2010-09-30
TENNESSEE GAS PIPELINE CO
filed 2010-11-08
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

     Common stock, par value $5 per share. Shares outstanding on November 5, 2010: 208

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

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues	$213	$221	$637	$704
Operating expenses
Operation and maintenance	81	97	235	274
Depreciation and amortization	53	46	148	139
Taxes, other than income taxes	14	14	41	43
	148	157	424	456
Operating income	65	64	213	248
Earnings from unconsolidated affiliate	4	3	11	8
Other income, net	7	1	16	8
Interest and debt expense	(38)	(40)	(113)	(117)
Affiliated interest income, net	4	4	11	12
Income before income taxes	42	32	138	159
Income taxes	14	12	51	61
Net income	$28	$20	$87	$98

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	14	12
Affiliates	464	152
Other	48	13
Materials and supplies	41	43
Deferred income taxes	44	44
Other	11	8
Total current assets	622	272
Property, plant and equipment, at cost	4,844	4,680
Less accumulated depreciation and amortization	1,044	936
	3,800	3,744
Additional acquisition cost assigned to utility plant, net	1,932	1,963
Total property, plant and equipment, net	5,732	5,707
Other assets
Notes receivable from affiliates	587	939
Investment in unconsolidated affiliate	57	79
Other	68	70
	712	1,088
Total assets	$7,066	$7,067

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$47	$60
Affiliates	65	72
Other	42	47
Taxes payable	33	94
Contractual deposits	36	31
Asset retirement obligations	32	66
Accrued interest	47	33
Regulatory liabilities	73	28
Other	16	24
Total current liabilities	391	455
Long-term debt	1,849	1,846
Other liabilities
Deferred income taxes	1,401	1,351
Regulatory liabilities	104	153
Other	36	64
	1,541	1,568
Commitments and contingencies (Note 3)
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,209	2,209
Retained earnings	1,076	1,323
Note receivable from affiliate	—	(334)
Total stockholder’s equity	3,285	3,198
Total liabilities and stockholder’s equity	$7,066	$7,067
See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$87	$98
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	148	139
Deferred income taxes	49	11
Earnings from unconsolidated affiliate, adjusted for cash distributions	22	2
Other non-cash income items	(6)	1
Asset and liability changes	(107)	99
Net cash provided by operating activities	193	350

Cash flows from investing activities
Capital expenditures	(193)	(251)
Net change in notes receivable from affiliates	327	(277)
Other	7	—
Net cash provided by (used in) investing activities	141	(528)

Cash flows from financing activities
Net proceeds from the issuance of long-term debt	—	234
Dividend paid to parent	(334)	—
Other	—	(1)
Net cash provided by (used in) financing activities	(334)	233

Net change in cash and cash equivalents	—	55
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$55

See accompanying notes.

 TENNESSEE GAS PIPELINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

   We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso).  We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this report along with our 2009 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2010, and for the quarters and nine months ended September 30, 2010 and 2009, are unaudited.  We derived the condensed consolidated balance sheet as of December 31, 2009, from the audited balance sheet filed in our 2009 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

   The following is an update of our significant accounting policies and accounting pronouncements issued and adopted during the nine months ended September 30, 2010.

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

2. Fair Value of Financial Instruments

   At September 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents and current receivables and payables represented fair value because of the short-term nature of these instruments. At September 30, 2010 and December 31, 2009, we had an interest bearing note receivable from El Paso of approximately $1.0 billion due upon demand, with a variable interest rate of 1.5% in both periods. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.

   In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,849	$2,081	$1,846	$2,086

3. Commitments and Contingencies

Legal Proceedings

   We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accrual for our outstanding legal proceedings at September 30, 2010.  It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

Environmental Matters

   We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites.  At September 30, 2010 and December 31, 2009, we had accrued approximately $6 million and $5 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $8 million at September 30, 2010.

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

   Polychlorinated Biphenyls (PCB) Cost Recoveries and Refund. Since 1994, we have been conducting remediation activities at certain of our compressor stations associated with PCBs and other hazardous materials.  We have collected amounts, substantially in excess of remediation costs to date, through a surcharge to our customers under a settlement approved by the Federal Energy Regulatory Commission (FERC) in November of 1995.  In November 2009, the FERC approved an amendment to the 1995 settlement that provides for interim refunds over a three year period of approximately $157 million of our collected amounts plus interest of 8%.  Through September 30, 2010, we have refunded approximately $49 million to our customers.  Our refund obligations are recorded as regulatory liabilities on our balance sheet and as of September 30, 2010, we have classified approximately $67 million as current liabilities based on the timing of when these amounts are expected to be refunded to our customers.

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

   For the remainder of 2010, we estimate that our total remediation expenditures will be approximately $1 million, most of which will be expended under government directed clean-up plans.  In addition, we expect to make capital expenditures for environmental matters of approximately $11 million in the aggregate for the remainder of 2010 through 2014.  Included in this amount is approximately $7 million to be expended from 2010 to 2013 associated with the impact of the Environmental Protection Agency (EPA) rule related to emissions of hazardous air pollutants from reciprocating internal combustion engines which was finalized in August 2010. Our engines that are subject to the regulations have to be in compliance by October 2013.

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

Rates and Regulatory Matter

   Rate Case. If we determine there is a sufficient change in our revenues, costs or billing determinants, we have the option to file a rate case with the FERC to provide an opportunity to recover our prudently incurred costs.  We anticipate filing a new rate case in November 2010 with revised rates expected to become effective June 2011.

Other Commitments

   Capital Commitments. At September 30, 2010, we had capital commitments of approximately $263 million primarily related to our 300 Line expansion project, of which $40 million will be spent in the remainder of 2010, $218 million in 2011 and $5 million in 2012.

   Asset Retirement Obligations. At September 30, 2010 and December 31, 2009, we had total asset retirement liabilities of $34 million and $91 million, and we have classified $32 million and $66 million as current liabilities on our balance sheets.

4. Accounts Receivable Sales Program

   During 2009, we had an agreement to sell a senior interest in certain accounts receivable (which are short-term assets that generally settle within 60 days) to a third party financial institution (through a wholly-owned special purpose entity), and we retained a subordinated interest in those receivables. The sale of the senior interest qualified for sale accounting and was conducted to accelerate cash from these receivables, the proceeds from which were used to increase liquidity and lower our overall cost of capital. During the quarter and nine months ended September 30, 2009, we received $117 million and $356 million of cash related to the sale of the senior interest, collected $98 million and $373 million from the subordinated interest we retained in the receivables, and recognized a loss of less than $1 million on these transactions.  At December 31, 2009, the third party financial institution held $40 million of senior interest and we held $43 million of subordinated interest.  Our subordinated interest is reflected in accounts receivable on our balance sheet.  In January 2010, we terminated this accounts receivable sales program and paid $40 million to acquire the senior interest. We reflected the cash flows related to the accounts receivable sold under this program, changes in our retained subordinated interest, and cash paid to terminate the program, as operating cash flows on our statement of cash flows.

   In the first quarter of 2010, we entered into a new accounts receivable sales program to continue to sell accounts receivable to the third party financial institution that qualify for sale accounting under the updated accounting standards related to financial asset transfers.  Under this program, we sell receivables in their entirety to the third party financial institution (through a wholly-owned special purpose entity).  As of September 30, 2010, the third party financial institution held $78 million of the accounts receivable we sold under the program.  In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables.  Our ability to recover this additional amount is based solely on the collection of the underlying receivables. During the quarter and nine months ended September 30, 2010, we received $117 million and $390 million of cash up front from the sale of the receivables and received an additional $128 million and $306 million of cash upon the collection of the underlying receivables.  As of September 30, 2010, we had not collected approximately $39 million related to our accounts receivable sales, which is reflected as other accounts receivable on our balance sheet (and was initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets).  We recognized a loss of less than $1 million on our accounts receivable sales during the quarter and nine months ended September 30, 2010.  Because the cash received up front and the cash received as the underlying receivables are collected relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales program as operating cash flows on our statement of cash flows.

   Under both the prior and current accounts receivable sales programs, we serviced the underlying receivables for a fee.  The fair value of these servicing agreements as well as the fees earned were not material to our financial statements for the periods ended September 30, 2010 and 2009.

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

5. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate

   We have a 50 percent ownership interest in Bear Creek Storage Company, L.L.C. (Bear Creek), a joint venture with Southern Natural Gas Company, our affiliate.  For the nine months ended September 30, 2010 and 2009, we received approximately $10 million in cash distributions from Bear Creek.  Also, during the third quarter of 2010, Bear Creek utilized its note receivable balance under the cash management program with El Paso to pay a cash distribution to its partners, including $23 million to us.  In October 2010, we received an additional $4 million in cash distributions.

   Summarized financial information of our proportionate share of our unconsolidated affiliate for the periods ended September 30 is presented as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Operating results data:
Operating revenues	$5	$5	$15	$14
Operating expenses	1	2	4	6
Income from continuing operations and net income	4	3	11	8

Transactions with Affiliates

   Cash Management Program and Other Notes Receivable. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand.  At September 30, 2010 and December 31, 2009, we had a note receivable from El Paso of approximately $1.0 billion. We classified approximately $451 million of this receivable as current on our balance sheet at September 30, 2010, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 1.5% at September 30, 2010 and December 31, 2009.

   At December 31, 2009, we had a non-interest bearing note receivable of $334 million from an El Paso affiliate reflected as a reduction of our stockholder’s equity. During the third quarter of 2010, we collected this note receivable and then immediately distributed the cash received to our parent.

   Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At September 30, 2010 and December 31, 2009, we had net federal and state income taxes payable of $5 million and $75 million. The majority of these balances, as well as deferred income taxes and amounts associated with the resolution of unrecognized tax benefits, will become payable to El Paso.

   Other Affiliate Balances. At September 30, 2010 and December 31, 2009, we had contractual deposits from our affiliates of $9 million.

   Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2009 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Revenues from affiliates	$5	$4	$15	$12
Operation and maintenance expenses from affiliates	17	18	58	52
Reimbursement of operating expenses charged to affiliates	14	11	44	34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

   The information required by Item 2 is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.  In addition, Item 2 updates, and should be read in conjunction with the information disclosed in our 2009 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

   Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the nine months ended September 30, 2010 compared with the same period in 2009.

   Operating Results:
	2010	2009
	(In millions, except for volumes)
Operating revenues	$637	$704
Operating expenses	(424)	(456)
Operating income	213	248
Earnings from unconsolidated affiliate	11	8
Other income, net	16	8
EBIT	240	264
Interest and debt expense	(113)	(117)
Affiliated interest income, net	11	12
Income taxes	(51)	(61)
Net income	$87	$98
Throughput volumes (BBtu/d)	4,950	4,650

   EBIT Analysis:
	Operating Revenue	Operating Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations and other natural gas sales	$(67)	$14	$—	$(53)
Expansions	6	(3)	8	11
Reservation and other services revenues	(7)	—	—	(7)
Operating and general and administrative expenses	—	19	—	19
Hurricane repairs	—	6	—	6
Other(1)	1	(4)	3	—
Total impact on EBIT	$(67)	$32	$11	$(24)
_______________
(1)	Consists of individually insignificant items.

   Gas Not Used in Operations and Other Natural Gas Sales.  During the nine months ended September 30, 2010, our EBIT decreased $67 million primarily due to lower average realized prices on operational sales as compared to the same period in 2009.  Our EBIT was favorably impacted by $14 million due to lower electric compression expenses from decreased utilization.  For a further discussion of gas not used in operations and other natural gas sales, see our 2009 Annual Report on Form 10-K.

   Expansions.  In 2009, we placed several expansion projects in service including the Carthage expansion in May, the Concord Lateral expansion in October, and the Blue Water expansion in November. As a result, for the nine months ended September 30, 2010, our revenues increased as compared to the same period in 2009.  We capitalize a carrying cost (an allowance for funds used during construction or AFUDC) on equity funds related to our construction of long-lived assets.  During the nine months ended September 30, 2010, we benefited from an increase in other income of approximately $8 million associated with the pretax equity portion of AFUDC on our expansion projects.

   Listed below are significant updates to our expansion projects discussed in our 2009 Annual Report on Form 10-K.

•
300 Line Expansion.  During 2010, the FERC issued a favorable environmental assessment and we received certificate authorization from the FERC to construct the expansion.  In June 2010, we commenced construction on our compression facilities related to this project.

•
Northeast Upgrade Project.  In 2010, we entered into precedent agreements with two shippers to provide 620 MMcf/d of additional firm transportation service from receipt points in the Marcellus shale basin to an interconnect in New Jersey.

•
Northeast Supply Diversification Project.  During 2010, we entered into precedent agreements with three shippers to provide approximately 250 MMcf/d of additional firm transportation service from receipt points in the Marcellus shale basin to delivery points in the New York and New England markets.  Total estimated cost of this project is less than $100 million.  Subject to FERC and other approvals, the project is expected to commence construction in the first half of 2012 and is anticipated to be placed in service in the fourth quarter of 2012.

   Reservation and Other Services Revenues.  During the nine months ended September 30, 2010, throughput volumes on our system increased by six percent compared to the same period in 2009; however, revenues were lower by approximately $11 million because long-haul transports decreased due to a shift in receipts from the Gulf Coast region to the Rockies Express Pipeline interconnect and the Marcellus shale basin, which is short-haul transportation and subject to lower rates.  While our long-haul transports decreased, our backhaul service from the Marcellus shale basin increased, which favorably impacted our EBIT by approximately $6 million.  In addition, usage revenues decreased by $7 million due to reduced interruptible services resulting from unfavorable price spreads, partially offset by an increase of $5 million in liquids separation dehydration sales due to higher contractual rates.

   We believe our Marcellus expansion projects (300 Line Expansion, Northeast Upgrade Project and Northeast Supply Diversification Project) will expand our presence from Marcellus to the New York and New England markets.

   If we determine there is a sufficient change in our revenues, costs or billing determinants, we have the option to file a rate case with the FERC to provide an opportunity to recover our prudently incurred costs.  We anticipate filing a new rate case in November 2010 with revised rates expected to become effective June 2011.  Although this rate case is intended to address significant factors leading to the loss in revenues or increased costs, it will not eliminate all ongoing business risks.  The changes in gas flows, contractual commitments and the outcome of our rate case can impact the financial performance of our pipeline.

   Operating and General and Administrative Expenses. During the nine months ended September 30, 2010, our operating and general and administrative expenses were lower than the same period in 2009 primarily due to lower payroll costs, net of capitalization and reimbursement from affiliates.

   Hurricane Repairs.  For the nine months ended September 30, 2009, our EBIT was unfavorably impacted by repair costs that were not recoverable from insurance due to losses which did not exceed our self-retention levels.

Interest and Debt Expense

   Interest and debt expense for the nine months ended September 30, 2010, was $4 million lower than the same period in 2009 primarily due to a lower outstanding balance on our PCB refund obligations.

Affiliated Interest Income, Net

   The following table shows the average advances due from El Paso and the average short-term interest rates for the nine months ended September 30:

	2010	2009
	(In millions, except for rates)
Average advance due from El Paso	$1,009	$899
Average short-term interest rate	1.5%	1.8%

Income Taxes

   Our effective tax rates of 37 percent and 38 percent for the nine months ended September 30, 2010 and 2009 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Resources

   Our primary sources of liquidity are cash flows from operating activities and amounts available to us under El Paso’s cash management program. At September 30, 2010, we had a note receivable from El Paso of approximately $1.0 billion of which approximately $451 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.  See Item 1, Financial Statements, Note 5 for a further discussion of El Paso’s cash management program. Our primary uses of cash are for working capital and capital expenditures.  For the nine months ended September 30, 2010 compared to the same period in 2009, our operating cash flows decreased by approximately $157 million primarily due to the payment of income taxes during the third quarter of 2010 versus the fourth quarter of 2009, lower reservation revenues and settlement of refund obligations associated with our PCB liability.  Our cash capital expenditures for the nine months ended September 30, 2010, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below.

	Nine Months Ended September 30, 2010	2010 Remaining	Total
	(In millions)
Maintenance(1)	$48	$102	$150
Expansion	87	76	163
Other(2)	58	32	90
	$193	$210	$403
_______________
(1)	Amount is net of insurance proceeds received.
(2)	Relates to building renovations at our corporate facilities.

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

   We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program.  In addition to the cash management program above, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of September 30, 2010, El Paso had approximately $1.1 billion of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us. For a further discussion of this credit agreement, see our 2009 Annual Report on Form 10-K.  While we do not anticipate a need to directly access the financial markets in the remainder of 2010 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

Commitments and Contingencies

Below is a summary of certain climate change, energy policies and pipeline integrity legislation recently enacted or proposed that, if enacted, will likely impact our business. For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

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

The EPA has adopted regulations that require us to monitor and report certain GHG emissions from our operations on an annual basis.  The EPA has proposed to further expand the monitoring and reporting requirements to additional natural gas transmission sources which could materially increase the costs of our operations.  Our preliminary estimate of the first-year cost to our company is approximately $1 million.

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

Pipeline Integrity Legislation.  Several ruptures on third party pipelines have occurred recently.  In response, various legislative and regulatory reforms associated with pipeline safety and integrity issues have been proposed, including reforms that would require increased periodic inspections, installation of additional valves and other equipment on our pipeline and subjecting additional pipelines (including gathering facilities) to more stringent regulation.  It is uncertain what reforms, if any, will be adopted and what impact they might ultimately have on our operations or financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

TENNESSEE GAS PIPELINE COMPANY

Date: November 5, 2010	/s/ Norman G. Holmes
Norman G. Holmes President (Principal Executive Officer)

Date: November 5, 2010	/s/ John R. Sult
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