Form 10-Q
period 2011-03-31
TENNESSEE GAS PIPELINE CO
filed 2011-05-09
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

     Common stock, par value $5 per share. Shares outstanding on May 6, 2011: 208

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
TBtu = trillion British thermal units

When we refer to “us,” “we,” “our,” or “ours,” we are describing Tennessee Gas Pipeline Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2011	2010

Operating revenues	$234	$224

Operating expenses
Operation and maintenance	75	73
Depreciation and amortization	48	48
Taxes, other than income taxes	16	14
	139	135
Operating income	95	89
Earnings from unconsolidated affiliate	4	4
Other income, net	8	5
Interest and debt expense	(37)	(38)
Affiliated interest income, net	3	3
Income before income taxes	73	63
Income taxes	28	24
Net income	$45	$39

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	37	24
Affiliates	370	378
Other	45	51
Materials and supplies	44	44
Deferred income taxes	43	43
Other	5	5
Total current assets	544	545
Property, plant and equipment, at cost	4,974	4,951
Less accumulated depreciation and amortization	1,050	1,056
	3,924	3,895
Additional acquisition cost assigned to utility plant, net	1,913	1,923
Total property, plant and equipment, net	5,837	5,818
Other assets
Note receivable from affiliate	608	617
Investment in unconsolidated affiliate	59	56
Other	78	76
	745	749
Total assets	$7,126	$7,112

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$56	$90
Affiliates	34	38
Other	53	57
Current maturities of long-term debt	86	86
Taxes payable	14	23
Contractual deposits	28	28
Asset retirement obligations	29	28
Accrued interest	47	33
Regulatory liabilities	78	78
Other	36	38
Total current liabilities	461	499
Long-term debt, less current maturities	1,766	1,765
Other liabilities
Deferred income taxes	1,446	1,422
Regulatory liabilities	74	90
Other	33	35
	1,553	1,547
Commitments and contingencies (Note 3)
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,209	2,209
Retained earnings	1,137	1,092
Total stockholder’s equity	3,346	3,301
Total liabilities and stockholder’s equity	$7,126	$7,112

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$45	$39
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	48	48
Deferred income taxes	24	11
Earnings from unconsolidated affiliate, adjusted for cash distributions	(3)	(1)
Other non-cash income items	(6)	(1)
Asset and liability changes	(35)	(35)
Net cash provided by operating activities	73	61

Cash flows from investing activities
Capital expenditures	(96)	(57)
Net change in note receivable from affiliate	23	(6)
Other	—	3
Net cash used in investing activities	(73)	(60)

Net change in cash and cash equivalents	—	1
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$1

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and you should read this report along with our 2010 Annual Report on Form 10-K. The financial statements as of March 31, 2011, and for the quarters ended March 31, 2011 and 2010, are unaudited. The condensed consolidated balance sheet as of December 31, 2010, was derived from the audited balance sheet filed in our 2010 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.  Our disclosures in this Form 10-Q are an update to those provided in our 2010 Annual Report on Form 10-K.

Significant Accounting Policies

There were no changes in the significant accounting policies described in our 2010 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of March 31, 2011.

2. Financial Instruments

At March 31, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents and trade receivables and payables represent fair value because of the short-term nature of these instruments. At March 31, 2011 and December 31, 2010, we had an interest bearing note receivable from El Paso Corporation (El Paso) of $953 million and $976 million due upon demand, with a variable interest rate of 1.5% at each balance sheet date.  While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.

In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues,  are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current maturities	$1,852	$2,167	$1,851	$2,071

3. Commitments and Contingencies

Legal Proceedings

We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters.  It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material.  As of March 31, 2011, we had accrued less than $1 million for all of our outstanding legal proceedings.

Rates and Regulatory Matter

Rate Case. In November 2010, we filed a rate case with the Federal Energy Regulatory Commission (FERC) proposing an increase in our base tariff rates, including a proposed change in our rate structure. In December 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to June 1, 2011, subject to refund, the outcome of a hearing and other proceedings. At this time, the outcome of this matter is not determinable.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites.  At March 31, 2011, our accrual was approximately $4 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $7 million.  Our accrual includes approximately $1 million for environmental contingencies related to properties we previously owned.

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

Polychlorinated Biphenyls (PCB) Cost Recoveries and Refund. Since 1994, we have been conducting remediation activities at certain of our compressor stations associated with PCBs and other hazardous materials.  We have collected amounts, substantially in excess of remediation costs to date, through a surcharge to our customers under a settlement approved by the FERC in November of 1995. In November 2009, the FERC approved an amendment to the 1995 settlement that provides for interim refunds over a three year period of approximately $157 million of our collected amounts plus interest of 8%. Through March 31, 2011, we have refunded approximately $78 million to our customers.  Our refund obligations are recorded as regulatory liabilities on our balance sheet and as of March 31, 2011, we have classified approximately $78 million as current liabilities based on the timing of when these amounts are expected to be refunded to our customers.

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

For 2011, we estimate that our total remediation expenditures will be approximately $1 million, most of which will be expended under government directed clean-up plans.  In addition, we expect to make capital expenditures for environmental matters of approximately $11 million in the aggregate for the remainder of 2011 through 2015, including capital expenditures associated with the impact of the Environmental Protection Agency rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.

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

Other Commitments

For a further discussion of our purchase obligations and other commercial commitments, see our 2010 Annual Report on Form   10-K.

4. Accounts Receivable Sales Program

We participate in an accounts receivable sales program where we sell receivables in their entirety to a third party financial institution (through a wholly-owned special purpose entity).  The sale of these accounts receivable (which are short-term assets that generally settle within 60 days) qualify for sale accounting.  The third party financial institution involved in our accounts receivable sales program acquires interests in various financial assets and issues commercial paper to fund those acquisitions.  We do not consolidate the third party financial institution because we do not have the power to control, direct, or exert significant influence over its overall activities since our receivables do not comprise a significant portion of its operations.

In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables (which we refer to as a deferred purchase price). Our ability to recover the deferred purchase price is based solely on the collection of the underlying receivables. The table below contains information related to our accounts receivable sales program.

	Quarter Ended March 31,
	2011	2010
	(In millions)
Accounts receivable sold to the third-party financial institution(1)	$204	$227
Cash received for accounts receivable sold under the program	118	160
Deferred purchase price related to accounts receivable sold	86	67
Cash received related to the deferred purchase price	84	85
Amount paid in conjunction with terminated program(2)	—	40
_______________
(1)	During the quarters ended March 31, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.
(2)
In January 2010, we terminated our previous accounts receivable sales program and paid $40 million to acquire the related senior interests in certain receivables under that program.  See our 2010 Annual Report on Form 10-K for further information.

	March 31,	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$76	$75
Uncollected deferred purchase price related to accounts receivable sold(1)	37	35
_______________
(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.

The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales program as operating cash flows on our statement of cash flows. Under the accounts receivable sales program, we service the underlying receivables for a fee. The fair value of this servicing agreement, as well as the fees earned, were not material to our financial statements for the quarters ended March 31, 2011 and 2010.

5. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company, L.L.C. (Bear Creek), a joint venture with Southern Natural Gas Company, our affiliate.  For the quarters ended March 31, 2011 and 2010, we received $1 million and $3 million in cash distributions from Bear Creek.

Summarized financial information for our proportionate share of Bear Creek for the quarters ended March 31 is presented as follows:
	2011	2010
	(In millions)
Operating results data:
Operating revenues	$5	$5
Operating expenses	1	1
Income from continuing operations and net income	4	4

Transactions with Affiliates

Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At March 31, 2011 and December 31, 2010, we had a note receivable from El Paso of $953 million and $976 million. We classified $345 million of this receivable as current on our balance sheet at March 31, 2011, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this note is variable and was 1.5% at March 31, 2011 and December 31, 2010.

Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At March 31, 2011 and December 31, 2010, we had a net current income tax receivable of $2 million and $4 million. The majority of these balances, as well as deferred income taxes and amounts associated with the resolution of unrecognized tax benefits, will become payable to or receivable from El Paso.

Other Affiliate Balances. At March 31, 2011 and December 31, 2010, we had contractual deposits from our affiliates of $10 million.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2010 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2011	2010
	(In millions)
Revenues(1)	$43	$5
Operation and maintenance expenses	17	21
Reimbursements of operating expenses	17	15
_______________
(1)	During the first quarter of 2011, we sold 5.8 TBtu of natural gas not used in operations to our affiliate, El Paso Marketing, L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.    In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2010 Annual Report on Form    10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Beginning January 1, 2011, our management uses segment earnings before interest expense and income taxes (Segment EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe Segment EBIT is useful to investors to provide them with the same measure used by our management to evaluate our performance and so that investors may evaluate our operating results without regard to our financing methods. We define Segment EBIT as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. Segment EBIT may not be comparable to measures used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2011 compared with the same period in 2010.

Operating Results:
	2011	2010
	(In millions, except for volumes)
Operating revenues	$234	$224
Operating expenses	(139)	(135)
Operating income	95	89
Earnings from unconsolidated affiliate	4	4
Other income, net	8	5
Segment EBIT	107	98
Interest and debt expense	(37)	(38)
Affiliated interest income, net	3	3
Income taxes	(28)	(24)
Net income	$45	$39
Throughput volumes (BBtu/d)	6,424	5,491

Segment EBIT Analysis:
	Variance
	Operating Revenue	Operating Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations and other natural gas sales	$9	$1	$—	$10
AFUDC on expansions	—	—	3	3
Operating and general and administrative expenses	—	(3)	—	(3)
Other(1)	1	(2)	—	(1)
Total impact on Segment EBIT	$10	$(4)	$3	$9
_______________
(1)	Consists of individually insignificant items.

Gas Not Used in Operations and Other Natural Gas Sales.  During the quarter ended March 31, 2011, our Segment EBIT was favorably impacted by $16 million due to higher volumes and realized prices on operational and other gas sales, partially offset by lower retained fuel volumes in excess of fuel used in operations and lower prices of approximately $11 million, as compared with the same period in 2010.  In addition, our Segment EBIT increased by $3 million due to favorable revaluations of retained fuel volumes.  Our future earnings may be impacted positively or negatively depending on changes in throughput and fluctuations in natural gas prices.  We continue to explore options to minimize the price volatility associated with these operational pipeline activities.  As a result of our rate case filed with the FERC which proposes an increase in base tariff rates effective June 1, 2011, the percentage of our revenues derived from reservations charges may increase and therefore may reduce the impacts to our Segment EBIT due to excess fuel recoveries.

AFUDC on Expansions. We capitalize a carrying cost (an allowance for funds used during construction or AFUDC) on funds related to our construction of long-lived assets that is recorded as other income on our income statements. During the quarter ended March 31, 2011, we benefited from an increase in other income of approximately $3 million associated with the equity portion of AFUDC primarily on our 300 Line Project.

Listed below are significant updates to our backlog of projects discussed further in our 2010 Annual Report on Form 10-K.

•	300 Line Project. In the first quarter of 2011, we began construction on the pipeline and the remaining compressor facilities and we expect to place the project in service in November 2011.

•
Northeast Upgrade Project.  In March 2011, we filed an application with the FERC for certificate authorization to construct this project and we anticipate receiving approval in the fourth quarter of 2011.  The project is anticipated to be placed in service in November 2013.

Operating and General and Administrative Expenses.  During the quarter ended March 31, 2011, our operating and general and administrative expenses were higher compared to the same period in 2010 primarily due to higher payroll and professional fees, partially offset by lower allocated costs from El Paso.

Regulatory Matter

In November 2010, we filed a rate case with the FERC proposing an increase in base tariff rates, including a proposed change in our rate structure which is expected to increase the percentage of reservation revenues relative to revenues derived from excess fuel recoveries and throughput on our system.  These new base tariff rates would increase revenue by approximately $200 million annually over previously effective tariff rates.  In December 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to June 1, 2011, subject to refund, the outcome of a hearing and other proceedings.  At this time, the outcome of this matter is not determinable.

Affiliated Interest Income, Net

The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters ended March 31:

	2011	2010
	(In millions, except for rates)
Average advance due from El Paso	$970	$901
Average short-term interest rate	1.5%	1.5%

Income Taxes

Our effective tax rate of 38 percent for the quarters ended March 31, 2011 and 2010 was higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and amounts available to us under El Paso’s cash management program while our primary uses of cash are for working capital, capital expenditures and debt service requirements. At March 31, 2011, we had a note receivable from El Paso of $953 million of which $345 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.  See Item 1, Financial Statements, Note 5 for a further discussion of El Paso’s cash management program.

Our cash capital expenditures for the quarter ended March 31, 2011 and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Quarter Ended March 31, 2011	2011 Remaining	Total
	(In millions)
Expansion	$38	$474	$512
Maintenance	43	134	177
Other(1)	15	86	101
	$96	$694	$790
_______________
(1)	Relates to building renovations at our corporate facilities.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program.  In addition to the cash management program above, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of March 31, 2011, El Paso had $909 million of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us. For a further discussion of this credit agreement, see our 2010 Annual Report on Form 10-K.  While we do not anticipate a need to directly access the financial markets in the remainder of 2011 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 3 which is incorporated herein by reference and our 2010 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2010 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

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

The agreements included as exhibits to this report are intended to provide information regarding their terms and not to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us, solely for the benefit of the other parties to the applicable agreement and:

• •	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

• •
may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to certain investors; and

• •	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tennessee Gas Pipeline Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNESSEE GAS PIPELINE COMPANY

Date: May 6, 2011	/s/ Norman G. Holmes
Norman G. Holmes President (Principal Executive Officer)

Date: May 6, 2011	/s/ John R. Sult
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