Form 10-Q
period 2011-06-30
TENNESSEE GAS PIPELINE CO
filed 2011-08-08
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Common stock, par value $5 per share. Shares outstanding on August 4, 2011: 208
     TENNESSEE GAS PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

TENNESSEE GAS PIPELINE COMPANY

Caption	Page
PART I — Financial Information
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	*
Item 4. Controls and Procedures	12

PART II — Other Information

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3. Defaults Upon Senior Securities	*
Item 4. (Removed and Reserved)	13
Item 5. Other Information	13
Item 6. Exhibits	14
Signatures	15

EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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
TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenues	$216	$200	$450	$424

Operating expenses
Operation and maintenance	83	81	158	154
Depreciation and amortization	49	47	97	95
Taxes, other than income taxes	19	13	35	27

	151	141	290	276

Operating income	65	59	160	148
Earnings from unconsolidated affiliate	3	3	7	7
Other income, net	9	4	17	9
Interest and debt expense	(35)	(37)	(72)	(75)
Affiliated interest income, net	4	4	7	7

Income before income taxes	46	33	119	96
Income tax expense	16	13	44	37

Net income	$30	$20	$75	$59

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and note receivable
Customer, net of allowance	7	24
Affiliates	346	378
Other	57	51
Materials and supplies	56	44
Deferred income taxes	54	43
Other	7	5

Total current assets	527	545

Property, plant and equipment, at cost	5,060	4,951
Less accumulated depreciation and amortization	964	1,056

	4,096	3,895
Additional acquisition cost assigned to utility plant, net	1,903	1,923

Total property, plant and equipment, net	5,999	5,818

Other non-current assets
Note receivable from affiliate	545	617
Investment in unconsolidated affiliate	58	56
Other	80	76

	683	749

Total assets	$7,209	$7,112

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$64	$90
Affiliates	35	38
Other	81	57
Current maturities of long-term debt	86	86
Taxes payable	44	23
Contractual deposits	29	28
Asset retirement obligations	28	28
Accrued interest	33	33
Regulatory liabilities	78	78
Other	49	38

Total current liabilities	527	499

Long-term debt, less current maturities	1,767	1,765

Other non-current liabilities
Deferred income taxes	1,452	1,422
Regulatory liabilities	57	90
Other	30	35

	1,539	1,547

Commitments and contingencies (Note 3)
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,209	2,209
Retained earnings	1,167	1,092

Total stockholder’s equity	3,376	3,301

Total liabilities and stockholder’s equity	$7,209	$7,112

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$75	$59
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	97	95
Deferred income tax expense	19	34
Earnings from unconsolidated affiliate, adjusted for cash distributions	(2)	—
Other non-cash income items	(13)	(3)
Asset and liability changes	(35)	(70)

Net cash provided by operating activities	141	115

Cash flows from investing activities
Capital expenditures	(245)	(101)
Net change in note receivable from affiliate	102	(19)
Other	2	5

Net cash used in investing activities	(141)	(115)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and should be read along with our 2010 Annual Report on Form 10-K. The financial statements as of June 30, 2011, and for the quarters and six months ended June 30, 2011 and 2010, are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited balance sheet filed in our 2010 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2010 Annual Report on Form 10-K.
Significant Accounting Policies
     There were no changes in the significant accounting policies described in our 2010 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of June 30, 2011.
2. Financial Instruments
     At June 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents and trade receivables and payables represent fair value because of the short-term nature of these instruments. At June 30, 2011 and December 31, 2010, we had an interest bearing note receivable from El Paso Corporation (El Paso) of $874 million and $976 million due upon demand, with a variable interest rate of 2.4% and 1.5%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.
     In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Long-term debt, including current maturities	$1,853	$2,238	$1,851	$2,071
3. Commitments and Contingencies
Legal Proceedings
     We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal proceedings at June 30, 2011. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

Rates and Regulatory Matter
     Rate Case. In November 2010, we filed a rate case with the Federal Energy Regulatory Commission (FERC) proposing an increase in our base tariff rates of approximately $200 million annually over previously effective tariff rates. It is uncertain whether such an increase will be achieved in the context of any settlement between us and our customers or following the outcome of a hearing in the rate case. In December 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to June 1, 2011, subject to refund, the outcome of a hearing and other proceedings. Although the final outcome is not currently determinable, we believe our accruals established for this matter are adequate.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At June 30, 2011, our accrual was approximately $4 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $9 million. Our accrual includes approximately $1 million for environmental contingencies related to properties we previously owned.
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
     Polychlorinated Biphenyls (PCB) Cost Recoveries and Refund. Since 1994, we have been conducting remediation activities at certain of our compressor stations associated with PCBs and other hazardous materials. We have collected amounts, substantially in excess of remediation costs to date, through a surcharge to our customers under a settlement approved by the FERC in November of 1995. In November 2009, the FERC approved an amendment to the 1995 settlement that provides for interim refunds over a three year period of approximately $157 million of our collected amounts plus interest of 8%. Through June 30, 2011, we have refunded approximately $99 million, including interest, to our customers. Our refund obligations are recorded as regulatory liabilities on our balance sheet and as of June 30, 2011, we have classified approximately $78 million, including interest, as current liabilities based on the timing of when these amounts are expected to be refunded to our customers.
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
     For the remainder of 2011, we estimate that our total remediation expenditures will be approximately $1 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $11 million in the aggregate for the remainder of 2011 through 2015, including capital expenditures associated with the impact of the Environmental Protection Agency rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.
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

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Accounts receivable sold to the third-party financial institution(1)	$212	$202	$416	$429
Cash received for accounts receivable sold under the program	122	113	240	273
Deferred purchase price related to accounts receivable sold	90	89	176	156
Cash received related to the deferred purchase price	82	93	166	178
Amount paid in conjunction with terminated program(2)	—	—	—	40

(1)	During the quarters and six months ended June 30, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.

(2)	In January 2010, we terminated our previous accounts receivable sales program and paid $40 million to acquire the related senior interests in certain receivables under that program. See our 2010 Annual Report on Form 10-K for further information.

	June 30,	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$90	$75
Uncollected deferred purchase price related to accounts receivable sold(1)	45	35

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.
     The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales program as operating cash flows on our statement of cash flows. Under the accounts receivable sales program, we service the underlying receivables for a fee. The fair value of this servicing agreement, as well as the fees earned, were not material to our financial statements for the quarters and six months ended June 30, 2011 and 2010.
5. Investment in Unconsolidated Affiliate and Transactions with Affiliates
Investment in Unconsolidated Affiliate
     We have a 50 percent ownership interest in Bear Creek Storage Company, L.L.C. (Bear Creek), a joint venture with Southern Natural Gas Company, L.L.C., our affiliate. For the six months ended June 30, 2011 and 2010, we received $5 million and $7 million in cash distributions from Bear Creek.

     Summarized financial information for our proportionate share of Bear Creek is presented as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Operating results data:
Operating revenues	$5	$5	$10	$10
Operating expenses	2	2	3	3
Income from continuing operations and net income	3	3	7	7
Transactions with Affiliates
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At June 30, 2011 and December 31, 2010, we had a note receivable from El Paso of $874 million and $976 million. We classified $329 million of this receivable as current on our balance sheet at June 30, 2011, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this note is variable and was 2.4% and 1.5% at June 30, 2011 and December 31, 2010.
     Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At June 30, 2011, we had federal and state income taxes payable of $17 million and a net federal and state income taxes receivable of $4 million at December 31, 2010. The majority of these balances, as well as deferred income taxes and amounts associated with the resolution of unrecognized tax benefits, will become payable to or receivable from El Paso.
     Other Affiliate Balances. At June 30, 2011 and December 31, 2010, we had contractual deposits from our affiliates of $10 million.
     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2010 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Revenues(1)	$30	$5	$73	$10
Operation and maintenance expenses	18	20	35	41
Reimbursement of operating expenses	17	15	34	30

(1)	During the quarter and six months ended June 30, 2011, we sold 3.7 TBtu and 9.5 TBtu of natural gas not used in operations to our affiliate, El Paso Marketing, L.P. In June 2011, we terminated our contract to sell gas to El Paso Marketing, L.P. in connection with the implementation of a volume tracker for fuel as part of our rate case filed with the FERC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with, the information disclosed in our 2010 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
     Beginning January 1, 2011, our management uses segment earnings before interest expense and income taxes (Segment EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe Segment EBIT is useful to investors to provide them with the same measure used by our management to evaluate our performance and so that investors may evaluate our operating results without regard to our financing methods. Segment EBIT is defined as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. Segment EBIT may not be comparable to measures used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the six months ended June 30, 2011 compared with the same period in 2010.
Operating Results:

	2011	2010
	(In millions,
	except for volumes)
Operating revenues	$450	$424
Operating expenses	(290)	(276)

Operating income	160	148
Earnings from unconsolidated affiliate	7	7
Other income, net	17	9

Segment EBIT	184	164
Interest and debt expense	(72)	(75)
Affiliated interest income, net	7	7
Income tax expense	(44)	(37)

Net income	$75	$59

Throughput volumes (BBtu/d)	6,071	5,023

Segment EBIT Analysis:

	Variance
	Operating	Operating
	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Reservation and usage revenues	$21	$—	$—	$21
Gas not used in operations and other natural gas sales	2	1	—	3
Expansions	—	—	8	8
Operating and general and administrative expenses	—	(12)	—	(12)
Other(1)	3	(3)	—	—

Total impact on Segment EBIT	$26	$(14)	$8	$20

(1)	Consists of individually insignificant items.
     Reservation and Usage Revenues. During the six months ended June 30, 2011, our reservation and usage revenues increased by $16 million primarily due to higher tariff rates which became effective June 1, 2011 as a result of our rate case that is further discussed below. Additionally, our throughput volumes increased for the six months ended June 30, 2011 compared to the same period in 2010 which favorably impacted our Segment EBIT by $2 million. This was due, in part, to colder weather in our market area during January and March 2011 and increased supply in our Marcellus shale basin.

     Gas Not Used in Operations and Other Natural Gas Sales. Gas not used in operations results in revenues to us, which we recognize when the volumes are retained, valued at market price specified in our tariff. During the six months ended June 30, 2011, our Segment EBIT was favorably impacted by $20 million due to higher sales prices realized on operational gas sales, offset by the impact of lower retained fuel volumes in excess of fuel used in operations of $21 million. The decrease in volumes not used in operations was primarily due to the implementation of a fuel volume tracker effective June 1, 2011 as part of our rate case filed with the FERC. We also experienced an increase in our Segment EBIT of $2 million due to favorable revaluations of retained fuel volumes. The financial impacts to our Segment EBIT associated with these operational activities will be largely eliminated as a result of the tracker, including the termination of a contract with our affiliate, El Paso Marketing, L.P.
     Expansions. We capitalize a carrying cost (an allowance for funds used during construction or AFUDC) on funds related to our construction of long-lived assets that is recorded as other income on our income statements. During the six months ended June 30, 2011, we benefited from an increase in other income of approximately $8 million associated with the equity portion of AFUDC, primarily related to our 300 Line Project.
     Listed below are significant updates to our backlog of projects discussed further in our 2010 Annual Report on Form 10-K.
•	300 Line Project. In March 2011, we began construction on the pipeline and the remaining compressor facilities and we expect to place the project in service in November 2011.
•	Northeast Upgrade Project. In March 2011, we filed an application with the FERC for certificate authorization to construct this project and we anticipate receiving approval in the fourth quarter of 2011. The project is anticipated to be placed in service in November 2013.
     Operating and General and Administrative Expenses. During the six months ended June 30, 2011, our operating and general and administrative expenses were overall $5 million higher compared to the same period in 2010 primarily due to higher benefits and payroll costs and higher professional fees, partially offset by lower allocated costs from El Paso.
     Additionally, our Segment EBIT was unfavorably impacted by $7 million of higher non-income taxes, primarily due to increased property tax assessments during 2011.
Regulatory Matter
     In November 2010, we filed a rate case with the FERC proposing an increase in base tariff rates of approximately $200 million annually over previously effective tariff rates. It is uncertain whether such an increase will be achieved in the context of any settlement between us and our customers or following the outcome of a hearing in the rate case. In December 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to June 1, 2011, subject to refund, the outcome of a hearing and other proceedings. Although the final outcome is not currently determinable, we believe our accruals established for this matter are adequate.
Interest and Debt Expense
     Interest and debt expense for the six months ended June 30, 2011, was $3 million lower than the same period in 2010 primarily due to an increase in capitalized AFUDC related to debt on our 300 Line Project.

Affiliated Interest Income, Net
     The following table shows the average advances due from El Paso and the average short-term interest rates for the six months ended June 30:

	2011	2010
	(In millions, except for rates)
Average advance due from El Paso	$961	$953
Average short-term interest rate	1.5%	1.5%
Income Tax Expense
     Our effective tax rates of 37 percent and 39 percent for the six months ended June 30, 2011 and 2010 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from operating activities and amounts available to us under El Paso’s cash management program while our primary uses of cash are for working capital, capital expenditures and debt service requirements. At June 30, 2011, we had a note receivable from El Paso of $874 million of which $329 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 5 for a further discussion of El Paso’s cash management program.
     For the six months ended June 30, 2011 compared to the same period in 2010, our operating cash flows increased by $26 million primarily due to an increase in our reservation revenues as a result of higher tariff rates, subject to refund, effective June 1, 2011. Partially offsetting this cash inflow were settlements of refund obligations associated with our PCB liability.
     Our cash capital expenditures for the six months ended June 30, 2011 and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Six Months Ended	2011
	June 30, 2011	Remaining	Total
	(In millions)
Expansion	$146	$408	$554
Maintenance	65	76	141
Other(1)	34	66	100

	$245	$550	$795

(1)	Relates to building renovations at our corporate facilities.
     We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program. In addition, we are eligible to borrow amounts available under an El Paso revolving credit facility and are only liable for amounts we directly borrow. During the first half of 2011, El Paso refinanced this credit facility and reduced its overall borrowing capacity from $1.5 billion to $1.25 billion. Certain collateral restrictions under the facility have been modified providing El Paso’s master limited partnership the ability to acquire up to 100 percent ownership interests in us or another El Paso subsidiary, or some combination thereof. This credit facility provides for an elimination of collateral support upon El Paso achieving investment grade status by one of the rating agencies. There were no other significant changes to our restrictive covenants from those reported in our 2010 Annual Report on Form 10-K, other than a change in pricing. Our cost to borrow under the El Paso credit facility has increased to LIBOR plus 2.25. As of June 30, 2011, El Paso had $1.0 billion of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us. For a further discussion of this credit agreement, see our 2010 Annual Report on Form 10-K. While we do not anticipate a need to directly access the financial markets in the remainder of 2011 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

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
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

TENNESSEE GAS PIPELINE COMPANY
Date: August 5, 2011	/s/ Norman G. Holmes
Norman G. Holmes President
(Principal Executive Officer)

Date: August 5, 2011	/s/ John R. Sult
John R. Sult
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TENNESSEE GAS PIPELINE COMPANY
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
10.A	Fourth Amended and Restated Credit Agreement, dated as of May 27, 2011, among El Paso Corporation, El Paso Natural Gas Company and Tennessee Gas Pipeline Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent for the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2011).

10.B	Fourth Amended and Restated Security Agreement, dated as of May 27, 2011, among El Paso Corporation, the persons referred to therein as Pipeline Company Borrowers, the persons referred to therein as Subsidiary Grantors, and JPMorgan Chase Bank, N.A., as Collateral Agent and Depository Bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 3, 2011).

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Labels Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.