Form 10-Q
period 2011-09-30
TENNESSEE GAS PIPELINE COMPANY, L.L.C.
filed 2011-11-07
CIK 97142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
Commission File Number 1-4101

Tennessee Gas Pipeline Company, L.L.C.
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
     Common stock, par value $5 per share. Shares outstanding on November 3, 2011: 208
     TENNESSEE GAS PIPELINE COMPANY, L.L.C. MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

TENNESSEE GAS PIPELINE COMPANY, L.L.C.
TABLE OF CONTENTS

Caption	Page
PART I — Financial Information
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	*
Item 4. Controls and Procedures	13

PART II — Other Information
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3. Defaults Upon Senior Securities	*
Item 4. (Removed and Reserved)	14
Item 5. Other Information	14
Item 6. Exhibits	15
Signatures	16

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Below is a list of terms that are common to our industry and used throughout this document:

/d = per day	BBtu = billion British thermal units
MMcf = million cubic feet	TBtu = trillion British thermal units
     When we refer to “us,” “we,” “our,” or “ours,” we are describing Tennessee Gas Pipeline Company, L.L.C. and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
TENNESSEE GAS PIPELINE COMPANY, L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenues	$224	$213	$674	$637

Operating expenses
Operation and maintenance	84	81	242	235
Depreciation and amortization	51	53	148	148
Taxes, other than income taxes	6	14	41	41

	141	148	431	424

Operating income	83	65	243	213
Earnings from unconsolidated affiliate	4	4	11	11
Other income, net	17	7	34	16
Interest and debt expense	(26)	(38)	(98)	(113)
Affiliated interest income, net	5	4	12	11

Income before income taxes	83	42	202	138
Income tax expense	33	14	77	51

Net income	$50	$28	$125	$87

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY, L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and note receivable
Customer, net of allowance	13	24
Affiliates	75	378
Other	51	51
Materials and supplies	56	44
Deferred income taxes	72	43
Other	15	5

Total current assets	282	545

Property, plant and equipment, at cost	5,356	4,951
Less accumulated depreciation and amortization	995	1,056

	4,361	3,895
Additional acquisition cost assigned to utility plant, net	1,893	1,923

Total property, plant and equipment, net	6,254	5,818

Other long-term assets
Note receivable from affiliate	650	617
Investment in unconsolidated affiliate	58	56
Other	82	76

	790	749

Total assets	$7,326	$7,112

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$51	$90
Affiliates	34	38
Other	97	57
Current maturities of long-term debt	86	86
Taxes payable	72	23
Contractual deposits	33	28
Asset retirement obligations	25	28
Accrued interest	47	33
Accrued liabilities	55	13
Regulatory liabilities	60	78
Other	13	25

Total current liabilities	573	499

Long-term debt, less current maturities	1,768	1,765

Other long-term liabilities
Deferred income taxes	1,473	1,422
Regulatory liabilities	56	90
Other	30	35

	1,559	1,547

Commitments and contingencies (Note 4)
Stockholder’s equity
Common stock, par value $5 per share; 300 shares authorized; 208 shares issued and outstanding	—	—
Additional paid-in capital	2,209	2,209
Retained earnings	1,217	1,092

Total stockholder’s equity	3,426	3,301

Total liabilities and stockholder’s equity	$7,326	$7,112

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY, L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$125	$87
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	148	148
Deferred income tax expense	22	49
Earnings from unconsolidated affiliate, adjusted for cash distributions	(2)	22
Other non-cash income items	(26)	(6)
Asset and liability changes	(4)	(107)

Net cash provided by operating activities	263	193

Cash flows from investing activities
Capital expenditures	(543)	(193)
Net change in notes receivable from affiliate	274	327
Other	6	7

Net cash provided by (used in) investing activities	(263)	141

Cash flows from financing activities
Dividend paid to parent	—	(334)

Net cash used in financing activities	—	(334)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY, L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and should be read along with our 2010 Annual Report on Form 10-K. The financial statements as of September 30, 2011, and for the quarters and nine months ended September 30, 2011 and 2010, are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited balance sheet filed in our 2010 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2010 Annual Report on Form 10-K.
     Effective October 1, 2011, we converted our legal structure to a limited liability company and changed our name to Tennessee Gas Pipeline Company, L.L.C. For a further discussion of our conversion to a limited liability company, see Note 6.
     On October 16, 2011, El Paso Corporation (El Paso), our indirect parent, announced a definitive agreement with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that values El Paso at approximately $38 billion including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to the approvals of El Paso shareholders, the Federal Trade Commission (FTC) and other customary regulatory and other approvals. The approval of KMI shareholders will also be required, but a voting agreement has been executed by the majority of the shareholders of KMI to support the transaction. The completion of the merger may trigger change in control provisions in certain agreements (e.g. debt) to which we are a party.
  Significant Accounting Policies
     There were no changes in the significant accounting policies described in our 2010 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of September 30, 2011.
2. Financial Instruments
     At September 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents and trade receivables and payables represent fair value because of the short-term nature of these instruments. At September 30, 2011 and December 31, 2010, we had an interest bearing note receivable from El Paso of $702 million and $976 million due upon demand, with a variable interest rate of 2.5% and 1.5%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.
     In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Long-term debt, including current maturities	$1,854	$2,252	$1,851	$2,071

3. Credit Facilities
     We are eligible to borrow amounts available under an El Paso revolving credit facility and are only liable for amounts we directly borrow. During the first half of 2011, El Paso refinanced this credit facility and reduced its overall borrowing capacity from $1.5 billion to $1.25 billion. Certain collateral restrictions under the facility have been modified providing El Paso’s master limited partnership the ability to acquire up to 100 percent ownership interests in us or another El Paso subsidiary, or some combination thereof. This credit facility provides for an elimination of collateral support upon El Paso achieving investment grade status by one of the rating agencies. There were no other significant changes to our restrictive covenants from those reported in our 2010 Annual Report on Form 10-K, other than a change in pricing. Our current cost to borrow under the El Paso credit facility has increased to LIBOR plus 2.25. As of September 30, 2011, El Paso had $472 million of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us.
4. Commitments and Contingencies
  Legal Proceedings
     We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal proceedings at September 30, 2011. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.
  Rates and Regulatory Matter
     Rate Case. In November 2010, we filed a rate case with the Federal Energy Regulatory Commission (FERC) proposing an increase in our base tariff rates and the implementation of a fuel volume tracker with a reduction in our fuel retention rates, among other things. In December 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to June 1, 2011, subject to refund, the outcome of a hearing and other proceedings. In September 2011, we filed a proposed settlement with the FERC, which was uncontested by our customers. The proposed settlement provides for, among other things, an increase in our revenues of approximately $60 million to $70 million annually, net of revenues from excess fuel retention, significant contract extensions until October 2014 and a requirement to file new rates to be effective no earlier than April 2014 but no later than November 2015. Although the FERC has not yet approved the proposed settlement, we believe our accruals established for this matter are adequate.
  Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At September 30, 2011, our accrual was approximately $4 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $9 million. Our accrual includes approximately $1 million for environmental contingencies related to properties we previously owned.
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

     Polychlorinated Biphenyls (PCB) Cost Recoveries and Refund. Since 1994, we have been conducting remediation activities at certain of our compressor stations associated with PCBs and other hazardous materials. We have collected amounts, substantially in excess of remediation costs to date, through a surcharge to our customers under a settlement approved by the FERC in November of 1995. In November 2009, the FERC approved an amendment to the 1995 settlement that provides for interim refunds over a three year period of approximately $157 million of our collected amounts plus interest of 8%. Through September 30, 2011, we have refunded approximately $122 million, including interest, to our customers. Our remaining refund obligations of approximately $60 million, including interest, are recorded as current regulatory liabilities on our balance sheet as of September 30, 2011, based on the timing of when these amounts are expected to be refunded to our customers.
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
     For the remainder of 2011, we estimate that our total remediation expenditures will be approximately $1 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $9 million in the aggregate for the remainder of 2011 through 2015, including capital expenditures associated with the impact of the Environmental Protection Agency rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.
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
5. Accounts Receivable Sales Program
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

     In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables (which we refer to as a deferred purchase price). Our ability to recover the deferred purchase price is based solely on the collection of the underlying receivables. The tables below contain information related to our accounts receivable sales program.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Accounts receivable sold to the third-party financial institution(1)	$271	$247	$687	$676
Cash received for accounts receivable sold under the program	135	117	375	390
Deferred purchase price related to accounts receivable sold	136	130	312	286
Cash received related to the deferred purchase price	135	128	301	306
Amount paid in conjunction with terminated program(2)	—	—	—	40

(1)	During the quarters and nine months ended September 30, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.

(2)	In January 2010, we terminated our previous accounts receivable sales program and paid $40 million to acquire the related senior interests in certain receivables under that program. See our 2010 Annual Report on Form 10-K for further information.

	September 30,	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$91	$75
Uncollected deferred purchase price related to accounts receivable sold(1)	46	35

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.
     The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales program as operating cash flows on our statement of cash flows. Under the accounts receivable sales program, we service the underlying receivables for a fee. The fair value of this servicing agreement, as well as the fees earned, were not material to our financial statements for the quarters and nine months ended September 30, 2011 and 2010.
6. Investment in Unconsolidated Affiliate and Transactions with Affiliates
  Investment in Unconsolidated Affiliate
     We have a 50 percent ownership interest in Bear Creek Storage Company, L.L.C. (Bear Creek), a joint venture with Southern Natural Gas Company, L.L.C., our affiliate. For the nine months ended September 30, 2011 and 2010, we received $9 million and $10 million in cash distributions from Bear Creek. Also, during the third quarter of 2010, Bear Creek utilized its note receivable balance under the cash management program with El Paso to pay a cash distribution to its partners, including $23 million to us.
     Summarized financial information for our proportionate share of Bear Creek is presented as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Operating results data:
Operating revenues	$5	$5	$15	$15
Operating expenses	1	1	4	4
Income from continuing operations and net income	4	4	11	11

  Transactions with Affiliates
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At September 30, 2011 and December 31, 2010, we had a note receivable from El Paso of $702 million and $976 million. At September 30, 2011, we have classified $52 million of this receivable as current on our balance sheet based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this note is variable and was 2.5% and 1.5% at September 30, 2011 and December 31, 2010.
     Distributions. In October 2011, we distributed our corporate facilities and certain other assets and liabilities to our parent. The net distributions were approximately $325 million.
     Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. Prior to our conversion to a limited liability company which is further discussed below, we filed and paid taxes directly to certain state taxing authorities. At September 30, 2011, we had federal and state income taxes payable of $46 million and a net federal and state income taxes receivable of $4 million at December 31, 2010. The majority of these balances, as well as deferred income taxes and amounts associated with the resolution of unrecognized tax benefits, will become payable to or receivable from El Paso.
     Effective October 1, 2011, we changed our tax entity status from a corporation to a limited liability company. As a single member limited liability company, we will continue to record income taxes on a separate return basis and reflect current and deferred income taxes in our financial statements. We do not expect this entity status change to have a material impact on our financial statements.
     Other Affiliate Balances. At September 30, 2011 and December 31, 2010, we had contractual deposits from our affiliates of $10 million.
     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2010 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Revenues(1)	$9	$5	$82	$15
Operation and maintenance expenses	18	17	53	58
Reimbursement of operating expenses	19	14	53	44

(1)	During the nine months ended September 30, 2011, we sold 9.5 TBtu of natural gas not used in operations to our affiliate, El Paso Marketing, L.P. In June 2011, we terminated our contract to sell gas to El Paso Marketing, L.P. in connection with the implementation of a fuel volume tracker as part of our rate case filed with the FERC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with, the information disclosed in our 2010 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
     On October 16, 2011, El Paso announced a definitive agreement with KMI whereby KMI will acquire El Paso in a transaction that values El Paso at approximately $38 billion including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to the approvals of El Paso shareholders, the FTC and other customary regulatory and other approvals. The approval of KMI shareholders will also be required, but a voting agreement has been executed by the majority of the shareholders of KMI to support the transaction. The completion of the merger may trigger change in control provisions in certain agreements (e.g. debt) to which we are a party.
Results of Operations
     Beginning January 1, 2011, our management uses segment earnings before interest expense and income taxes (Segment EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe Segment EBIT is useful to investors to provide them with the same measure used by our management to evaluate our performance and so that investors may evaluate our operating results without regard to our financing methods. Segment EBIT is defined as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. Segment EBIT may not be comparable to measures used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the nine months ended September 30, 2011 compared with the same period in 2010.
Operating Results:

	2011	2010
	(In millions,
	except for volumes)
Operating revenues	$674	$637
Operating expenses	(431)	(424)

Operating income	243	213
Earnings from unconsolidated affiliate	11	11
Other income, net	34	16

Segment EBIT	288	240
Interest and debt expense	(98)	(113)
Affiliated interest income, net	12	11
Income tax expense	(77)	(51)

Net income	$125	$87

Throughput volumes (BBtu/d)	6,076	4,950

Segment EBIT Analysis:

	Variance
	Operating	Operating
	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Reservation and usage revenues	$72	$—	$—	$72
Gas not used in operations and other natural gas sales	(35)	5	—	(30)
Expansions	—	—	16	16
Operating and general and administrative expenses	—	(11)	—	(11)
Other(1)	—	(1)	2	1

Total impact on Segment EBIT	$37	$(7)	$18	$48

(1)	Consists of individually insignificant items.

     Reservation and Usage Revenues. During the nine months ended September 30, 2011, our reservation and usage revenues increased by $72 million primarily due to higher tariff rates, which became effective June 1, 2011 as a result of our rate case that is further discussed below. This increase was partially offset by lower revenues from gas not used in operations. Additionally, our throughput volumes continued to increase during 2011 due to colder weather in our market area during January and March 2011 and increased supply in the Haynesville and Marcellus shale basins.
     Gas Not Used in Operations and Other Natural Gas Sales. Prior to June 1, 2011 and the implementation of our fuel volume tracker, gas not used in operations resulted in revenues to us, which we recognized when the volumes were retained, valued at the market price specified in our tariff. Prior to the implementation of our tracker, we experienced lower retained fuel volumes in excess of fuel used in operations primarily due to the shift in flow patterns, which unfavorably impacted our Segment EBIT by $10 million. Subsequent to the implementation of our tracker, our Segment EBIT was lower by $30 million offset by increased reservation revenues discussed above. Partially offsetting the effects of these unfavorable items were $4 million of lower electric compression expenses from decreased utilization and $4 million of natural gas processing revenues recognized during the nine months ended September 30, 2011 compared to the same period in 2010. The financial impacts associated with these operational activities were largely eliminated as a result of the tracker implementation.
     Expansions. We capitalize a carrying cost (an allowance for equity funds used during construction or AFUDC) on funds related to our construction of long-lived assets that is recorded as other income on our income statements. During the nine months ended September 30, 2011, we benefited from an increase in other income of approximately $16 million associated with the equity portion of AFUDC, primarily related to our 300 Line Project.
     Listed below is a discussion of our expansion projects, including significant updates to our backlog of projects discussed further in our 2010 Annual Report on Form 10-K.
•	MPP Project. The MPP project consists of approximately 8 miles of 30-inch pipeline looping and modifications to four existing compressor stations in Pennsylvania which will provide natural gas transportation from the Marcellus shale supply area to existing delivery points on our system. Upon completion, we expect the MPP project to increase natural gas delivery capacity in the region by approximately 235 MMcf/d. All of the firm transportation capacity resulting from this project is fully subscribed with two shippers through executed precedent agreements. We anticipate filing a certificate application with the FERC in late 2011. Pending regulatory approvals, construction is expected to begin in 2013, with a November 1, 2013 in-service date. The expected cost for this project is less than $100 million.

•	300 Line Project. In March 2011, we began construction on the pipeline and the remaining compressor facilities and we placed the project in service on November 1, 2011.

•	Northeast Upgrade Project. In March 2011, we filed an application with the FERC for certificate authorization to construct this project and we anticipate receiving approval in the first quarter of 2012. The project is anticipated to be placed in service in November 2013.
     With our recently announced MPP project discussed above, our total expansion capital in the Marcellus shale area will be approximately $1.3 billion.
     Operating and General and Administrative Expenses. During the nine months ended September 30, 2011, our operating and general and administrative expenses were overall $11 million higher compared to the same period in 2010 primarily due to higher benefits and payroll costs.
Regulatory Matters
     In November 2010, we filed a rate case with the FERC proposing an increase in our base tariff rates and the implementation of a fuel volume tracker with a reduction in our fuel retention rates, among other things. In December 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to June 1, 2011, subject to refund, the outcome of a hearing and other proceedings. In September 2011, we filed a proposed settlement with the FERC, which was uncontested by our customers. The proposed settlement provides for, among other things, an increase in our revenues of approximately $60 million to $70 million annually, net of revenues from excess fuel retention, significant contract extensions until October 2014 and a requirement to file new rates to be effective no earlier than April 2014 but no later than November 2015. Although the FERC has not yet approved the proposed settlement, we believe our accruals established for this matter are adequate.
     In November 2011, the FERC issued an order approving, in part, and rejecting certain portions of our abandonment application related to our October 2010 agreement to sell certain of our offshore pipeline assets and related facilities. The sale was contingent upon receiving approval to collect in our future rates the difference between the regulatory net book value and the purchase price (loss) as well as the designation of certain facilities as non-jurisdictional. We are currently evaluating our response to the FERC order.

Interest and Debt Expense
     Interest and debt expense for the nine months ended September 30, 2011, was $15 million lower than the same period in 2010 due to an increase in capitalized AFUDC related to debt on our 300 Line Project and lower accruals related to our PCB refund obligations. Additionally, we received a favorable franchise tax settlement in the third quarter of 2011 and as a result our accrued interest related to these taxes was lower compared to the same period in 2010.
Affiliated Interest Income, Net
     The following table shows the average advances due from El Paso and the average short-term interest rates for the nine months ended September 30:

	2011	2010
	(In millions, except for rates)
Average advance due from El Paso	$919	$1,009
Average short-term interest rate	1.8%	1.5%
Income Tax Expense
     Our effective tax rates of 38 percent and 37 percent for the nine months ended September 30, 2011 and 2010 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes. Effective October 1, 2011, we changed our tax entity status from a corporation to a limited liability company. As a single member limited liability company, we will continue to record income taxes on a separate return basis and reflect current and deferred income taxes in our financial statements. We do not expect this entity status change to have a material impact on our financial statements.

Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from operating activities and amounts available to us under El Paso’s cash management program while our primary uses of cash are for working capital, capital expenditures and debt service requirements. At September 30, 2011, we had a note receivable from El Paso of $702 million of which $52 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 6 for a further discussion of El Paso’s cash management program.
     For the nine months ended September 30, 2011 compared to the same period in 2010, our operating cash flows increased by $70 million primarily due to an increase in our reservation revenues as a result of higher tariff rates effective June 1, 2011, and a change in the timing of income tax payments from the third quarter of 2010 to the fourth quarter of 2011. Partially offsetting these cash inflows were settlements of refund obligations associated with our PCB liability.
     Our cash capital expenditures for the nine months ended September 30, 2011 and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below.

	Nine Months Ended	2011
	September 30, 2011	Remaining	Total
	(In millions)
Expansion	$397	$140	$537
Maintenance	101	49	150
Other(1)	45	18	63

	$543	$207	$750

(1)	Relates to building renovations at our corporate facilities.
     We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program. In addition, we are eligible to borrow amounts available under an El Paso revolving credit facility and are only liable for amounts we directly borrow. During the first half of 2011, El Paso refinanced this credit facility and reduced its overall borrowing capacity from $1.5 billion to $1.25 billion. Certain collateral restrictions under the facility have been modified providing El Paso’s master limited partnership the ability to acquire up to 100 percent ownership interests in us or another El Paso subsidiary, or some combination thereof. This credit facility provides for an elimination of collateral support upon El Paso achieving investment grade status by one of the rating agencies. There were no other significant changes to our restrictive covenants from those reported in our 2010 Annual Report on Form 10-K, other than a change in pricing. Our current cost to borrow under the El Paso credit facility has increased to LIBOR plus 2.25. As of September 30, 2011, El Paso had $472 million of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us. While we do not anticipate a need to directly access the financial markets in the remainder of 2011 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically. Our future plans could also be impacted by the completion of El Paso’s announced acquisition by KMI.

Commitments and Contingencies
     For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 4, which is incorporated herein by reference and our 2010 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2011.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2010 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. Below is an additional risk factor as a result of the recent announcement of KMI’s proposed merger with El Paso.
Risk Related to the Proposed Merger between Kinder Morgan and El Paso
     Closing of the proposed transactions may trigger change in control provisions in certain agreements to which we are a party.
     On October 16, 2011, El Paso announced a definitive agreement with KMI whereby KMI will acquire El Paso. As a result of the announcement, we were placed on negative outlook by Moody’s. During the pendency of the proposed transaction, a decrease in El Paso’s or Kinder Morgan’s perceived creditworthiness may have an adverse effect on our perceived creditworthiness, possibly resulting in a downgrade of credit ratings, tightening of credit under our existing credit facilities, increasing our borrowing costs or, upon completion of the transactions with KMI could trigger certain change of control provisions to certain agreements to which we are a party. If we are unable to negotiate waivers of those change of control provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waiver or seek to renegotiate the agreements on less favorable terms.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Tennessee Gas Pipeline Company, L.L.C. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENNESSEE GAS PIPELINE COMPANY, L.L.C.
Date: November 7, 2011	/s/ Norman G. Holmes
Norman G. Holmes
President (Principal Executive Officer)

Date: November 7, 2011	/s/ John R. Sult
John R. Sult
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TENNESSEE GAS PIPELINE COMPANY, L.L.C.
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this Report.

Exhibit
Number	Description
3.A	Limited Liability Company Agreement of Tennessee Gas Pipeline Company, L.L.C., dated October 1, 2011.

31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.