Form 10-Q
period 2012-03-31
TENNESSEE GAS PIPELINE COMPANY, L.L.C.
filed 2012-05-04
CIK 97142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Telephone Number: (713) 420-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TENNESSEE GAS PIPELINE COMPANY, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Quarter Ended March 31,
	2012	2011
Operating revenues	$268	$234

Operating expenses
Operation and maintenance	76	75
Depreciation and amortization	52	48
Taxes, other than income taxes	16	16

	144	139

Operating income	124	95
Earnings from unconsolidated affiliate	3	4
Other income, net	2	8
Interest and debt expense	(35)	(37)
Affiliated interest income, net	3	3

Income before income taxes	97	73
Income tax expense	37	28

Net income	60	45
Other comprehensive income
Unrealized actuarial gains on postretirement benefit obligations	—	—

Comprehensive income	$60	$45

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY, L.L.C.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	00000000000	00000000000
	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and note receivable
Customer, net of allowance	9	8
Affiliates	10	20
Other	64	76
Materials and supplies	57	57
Deferred income taxes	25	52
Other	13	10

Total current assets	178	223

Property, plant and equipment, at cost	5,182	5,158
Less accumulated depreciation and amortization	1,016	1,002

	4,166	4,156
Additional acquisition cost assigned to utility plant, net	1,873	1,883

Total property, plant and equipment, net	6,039	6,039

Other long-term assets
Note receivable from affiliate	523	519
Investment in unconsolidated affiliate	57	57
Other	84	84

	664	660

Total assets	$6,881	$6,922

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable
Trade	$59	$80
Affiliates	34	45
Other	51	64
Taxes payable	23	23
Contractual deposits	28	29
Asset retirement obligations	41	22
Accrued interest	45	32
Accrued liabilities	5	73
Regulatory liabilities	19	40
Other	6	8

Total current liabilities	311	416

Long-term debt	1,769	1,768

Other long-term liabilities
Deferred income taxes	1,515	1,514
Regulatory liabilities	13	11
Other	30	30

	1,558	1,555

Commitments and contingencies (Note 3)
Member’s equity	3,239	3,179
Accumulated other comprehensive income	4	4

Total member’s equity	3,243	3,183

Total liabilities and member’s equity	$6,881	$6,922

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$60	$45
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	52	48
Deferred income tax expense	28	24
Earnings from unconsolidated affiliate, adjusted for cash distributions	—	(3)
Other non-cash income items	(1)	(6)
Asset and liability changes	(92)	(35)

Net cash provided by operating activities	47	73

Cash flows from investing activities
Capital expenditures	(42)	(96)
Net change in note receivable from affiliate	(4)	23
Other	(1)	—

Net cash used in investing activities	(47)	(73)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

TENNESSEE GAS PIPELINE COMPANY, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and should be read along with our 2011 Annual Report on Form 10-K. The financial statements as of March 31, 2012, and for the quarters ended March 31, 2012 and 2011, are unaudited. The condensed consolidated balance sheet as of December 31, 2011, was derived from the audited balance sheet filed in our 2011 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2011 Annual Report on Form 10-K.

In October 2011, El Paso Corporation (El Paso) entered into a definitive merger agreement with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. In March 2012, both El Paso’s and KMI’s stockholders approved the merger agreement and a series of transactions to effectuate the merger. On May 1, 2012, KMI announced that it received approval from the Federal Trade Commission (FTC) for the merger, subject to the previously announced divestiture of certain assets. The completion of the merger transactions is expected by the end of May 2012, subject to other remaining closing conditions and regulatory approvals. The completion of the merger may trigger change in control provisions in certain agreements (e.g. debt) to which we are a party.

Significant Accounting Policies

There were no changes in the significant accounting policies described in our 2011 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of March 31, 2012.

2. Financial Instruments

The following table reflects the carrying value and fair value of our long-term debt:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,769	$2,101	$1,768	$2,096

We estimated the fair value of our long-term debt (representing a Level 2 fair value measurement further discussed below) primarily based on quoted market prices for the same or similar issuances. As of March 31, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments. The carrying amount of our affiliate note receivable approximates its fair value based on an analysis of the nature of the interest rate and our assessment of the ability to recover this amount.

We separate the fair values of our financial instruments into three levels (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and would be reflected at the end of the period in which the change occurs. During the quarter ended March 31, 2012, there have been no changes to the inputs and valuation techniques used to measure fair value, the types of instruments, or the levels in which they are classified.

3. Commitments and Contingencies

Legal Proceedings

We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At March 31, 2012, we had approximately $2 million accrued for our outstanding legal proceedings, which has not been reduced by $4 million of related insurance receivables.

Rates and Regulatory Matter

In December 2011, the Federal Energy Regulatory Commission (FERC) approved our settlement that resolved the outstanding rate issues arising from our general rate case filing. The settlement provides for, among other things, (i) an increase in our base tariff rates effective June 1, 2011, (ii) implementation of cost trackers for fuel and pipeline safety and greenhouse gas, (iii) significant contract extensions to October 2014, (iv) a filing requirement for our next general rate case to be effective no earlier than April 2014 but no later than November 2015, and (v) a revenue sharing mechanism with certain of our customers for certain revenues above an annual threshold. In addition, as part of the settlement, we refunded approximately $69 million, including interest, to our customers in March 2012.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At March 31, 2012, our accrual was approximately $4 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $9 million. Our accrual includes approximately $1 million for environmental contingencies related to properties we previously owned.

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

For the remainder of 2012, we estimate that our total remediation expenditures will be approximately $2 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $10 million in the aggregate for the remainder of 2012 through 2016, including capital expenditures associated with the impact of the Environmental Protection Agency (EPA) rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.

On April 17, 2012, the EPA issued regulations pursuant to the federal Clean Air Act to reduce various air pollutants from the oil and natural gas industry. These regulations will limit emissions from certain equipment including compressors, storage vessels and natural gas processing plants. We are still evaluating the regulations and their impact on our operations and our financial results.

Polychlorinated Biphenyls (PCB) Cost Recoveries and Refund. Since 1994, we have been conducting remediation activities at certain of our compressor stations associated with PCBs and other hazardous materials. We have collected amounts, substantially in excess of remediation costs incurred to date, through a surcharge to our customers under a settlement approved by the FERC in November of 1995. In November 2009, the FERC approved an amendment to the 1995 settlement that provides for interim refunds over a three year period of approximately $157 million of our collected amounts plus interest of 8%. Through March 31, 2012, we have refunded approximately $158 million, including interest, to our customers, and the remaining refund obligations (recorded as current regulatory liabilities on our balance sheet at March 31, 2012) of approximately $20 million, including interest, were refunded to our customers in April 2012.

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

It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.

Other Commitments

For further discussion of our purchase obligations and other commitments, see our 2011 Annual Report on Form 10-K.

4. Accounts Receivable Sales Program

We currently participate in an accounts receivable sales program where we sell receivables in their entirety to a third party financial institution (through a wholly-owned special purpose entity). The sale of these accounts receivable (which are short-term assets that generally settle within 60 days) qualify for sale accounting. The existing program is scheduled to terminate on May 29, 2012 however, we are evaluating options to extend the program. The third party financial institution involved in our accounts receivable sales program acquires interests in various financial assets and issues commercial paper to fund those acquisitions. We do not consolidate the third party financial institution because we do not have the power to control, direct, or exert significant influence over its overall activities since our receivables do not comprise a significant portion of its operations.

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

	Quarter Ended March 31,
	2012	2011
	(In millions)
Accounts receivable sold to the third party financial institution(1)	$278	$204
Cash received for accounts receivable sold under the program	135	118
Deferred purchase price related to accounts receivable sold	143	86
Cash received related to the deferred purchase price	161	84

(1)	During the quarters ended March 31, 2012 and 2011, losses recognized on the sale of accounts receivable were immaterial.

	000000000000	000000000000
	March 31, 2012	December 31, 2011
	(In millions)
Accounts receivable sold and held by third party financial institution	$90	$108
Uncollected deferred purchase price related to accounts receivable sold(1)	45	63

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets (Level 2 fair value measurement).

The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales program as operating cash flows on our statement of cash flows. Under the accounts receivable sales program, we service the underlying receivables for a fee. The fair value of this servicing agreement, as well as the fees earned, were not material to our financial statements for the quarters ended March 31, 2012 and 2011.

5. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company, L.L.C. (Bear Creek), a joint venture equally owned with Southern Natural Gas Company, L.L.C., our affiliate. For the quarters ended March 31, 2012 and 2011, we received $3 million and $1 million in cash distributions from Bear Creek.

Summarized financial information for Bear Creek for the quarters ended March 31 is presented as follows:

	000000000	000000000
	2012	2011
	(In millions)
Operating results data:
Operating revenues	$9	$10
Operating expenses	3	2
Income from continuing operations and net income	6	8

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

Transactions with Affiliates

Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At March 31, 2012 and December 31, 2011, we had a note receivable from El Paso of $523 million and $519 million. We have classified this receivable as noncurrent on our balance sheet at March 31, 2012 as we do not anticipate using it in the next twelve months considering available cash sources and needs. The interest rate on this note is variable and was 2.5% at March 31, 2012 and December 31, 2011.

Income Taxes. Effective October 1, 2011, we changed our tax entity status from a corporation to a limited liability company. As a single member limited liability company, we continue to record federal income taxes on a separate return basis. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. At March 31, 2012, we had federal and state income taxes payable of $9 million and a net federal and state income taxes receivable of $1 million at December 31, 2011. The majority of these balances, as well as deferred income taxes and amounts associated with the resolution of unrecognized tax benefits, will become payable to or receivable from El Paso.

Other Affiliate Balances. At March 31, 2012 and December 31, 2011, we had contractual deposits from our affiliates of $10 million.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2011 Annual Report on Form 10-K. The following table shows revenues, expenses and reimbursements from our affiliates for the quarters ended March 31:

	xxxxxxxx	xxxxxxxx
	2012	2011
	(In millions)
Revenues(1)	$7	$43
Operation and maintenance expenses(2)	76	17
Reimbursement of operating expenses	17	17

(1)

During the first quarter of 2011, we sold 5.8 TBtu of natural gas not used in operations to our affiliate, El Paso Marketing, L.P. In June 2011, we terminated our contract to sell gas to El Paso Marketing, L.P. in connection with the implementation of a fuel volume tracker as part of our rate case filed with the FERC.

(2)

Following our conversion to a limited liability company in October 2011, we entered into a master services agreement with our affiliate in which we reimburse them for cost incurred on our behalf. For further discussion of the master services agreement, see our 2011 Annual Report on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with, the information disclosed in our 2011 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

In October 2011, El Paso entered into a definitive merger agreement with KMI whereby KMI will acquire El Paso in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. In March 2012, both El Paso’s and KMI’s stockholders approved the merger agreement and a series of transactions to effectuate the merger. On May 1, 2012, KMI announced that it received approval from the FTC for the merger, subject to the previously announced divestiture of certain assets. The completion of the merger transactions is expected by the end of May 2012, subject to other remaining closing conditions and regulatory approvals. The completion of the merger may trigger change in control provisions in certain agreements (e.g. debt) to which we are a party.

In April 2012, KMI announced that, subject to the completion of the merger with El Paso, it expects to drop down all of El Paso’s interest in us to Kinder Morgan Energy Partners, L.P., a consolidated subsidiary of KMI, which is expected to occur in the third quarter of 2012.

Results of Operations

Our management uses segment earnings before interest expense and income taxes (Segment EBIT) to measure and assess the operating results and effectiveness of our business. We believe Segment EBIT is useful to our investors because it allows them to use the same performance measure analyzed internally by our management and allows them to evaluate the performance of our business without regard to the manner in which it is financed. Segment EBIT is defined as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. Segment EBIT may not be comparable to measurements used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2012 compared with the same period in 2011.

Operating Results:

	2012	2011
	(In millions, except for volumes)
Operating revenues	$268	$234
Operating expenses	(144)	(139)

Operating income	124	95
Earnings from unconsolidated affiliate	3	4
Other income, net	2	8

Segment EBIT	129	107
Interest and debt expense	(35)	(37)
Affiliated interest income, net	3	3
Income tax expense	(37)	(28)

Net income	$60	$45

Throughput volumes (BBtu/d)	7,358	6,424

Segment EBIT Analysis:

	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx
	Variance
	Operating Revenue	Operating Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Reservation and usage revenues	$50	$—	$—	$50
Gas not used in operations and other natural gas sales	(46)	5	—	(41)
Expansions	27	(5)	1	23
Operating and general and administrative expenses	—	(7)	—	(7)
Other(1)	3	2	(8)	(3)

Total impact on Segment EBIT	$34	$(5)	$(7)	$22

(1)	Consists of individually insignificant items.

Reservation and Usage Revenues. We experienced an overall net increase in our reservation and usage revenues of $50 million for the quarter ended March 31, 2012 compared to the same period in 2011. The increase was primarily due to higher rates which became effective June 1, 2011 as a result of our November 2010 rate case, that is further discussed below, and higher throughput volumes due to increased supply in the Eagle Ford, Haynesville and Marcellus shale basins. Partially offsetting these favorable impacts were lower usage revenues on certain interruptible services due to lower basis differentials.

Gas Not Used in Operations and Other Natural Gas Sales. Effective June 1, 2011, we implemented a fuel volume tracker as part of our rate case and as a result, we no longer recognize revenues associated with gas not used in operations. Implementing the fuel volume tracker lowered our Segment EBIT by $38 million for the quarter ended March 31, 2012 compared to the same period in 2011. In addition, we implemented an electric compression tracker as part of our rate case which resulted in lower electric compression expenses of $5 million. The net unfavorable impact associated with implementing these trackers is offset by higher reservation revenues discussed above. During March 2011, we also recognized revenues of $8 million related to other natural gas sales.

Expansions. On November 1, 2011, we placed the 300 Line Project into service and as a result, we benefited from an increase in our reservation revenues of $27 million for quarter ended March 31, 2012 compared to the same period in 2011. Partially offsetting this favorable impact was depreciation and other operating expenses on the new facilities of $5 million.

Operating and General and Administrative Expenses. During the quarter ended March 31, 2012, our operating and general and administrative expenses were higher compared to the same period in 2011 primarily due to increased contractor costs related to maintenance expense on our pipeline system of $4 million and higher allocated costs from El Paso of $4 million.

Regulatory Matters

Rate Case. In December 2011, the FERC approved our settlement that resolved the outstanding rate issues arising from our general rate case filing. The settlement provides for, among other things, (i) an increase in our base tariff rates effective June 1, 2011, (ii) implementation of cost trackers for fuel and pipeline safety and greenhouse gas, (iii) significant contract extensions to October 2014, (iv) a filing requirement for our next general rate case to be effective no earlier than April 2014 but no later than November 2015, and (v) a revenue sharing mechanism with certain of our customers for certain revenues above an annual threshold. In addition, as part of the settlement, we refunded approximately $69 million, including interest, to our customers in March 2012.

Assets Sale. In November 2011, the FERC issued an order approving, in part, and rejecting certain portions of our abandonment application related to our October 2010 agreement to sell certain of our offshore pipeline assets and related facilities. The sale was contingent upon receiving approval to collect in our future rates the difference between the regulatory net book value and the purchase price (loss) and the designation of certain facilities as non-jurisdictional. In December 2011, we filed a request for partial rehearing and stay of the November order, which was denied by the FERC in March 2012. In April 2012, we entered into an amended and restated purchase and sale agreement which includes additional facilities in exchange for an increase in the purchase price, as well as an updated schedule for obtaining regulatory approvals prior to closing. We anticipate filing a new abandonment application with the FERC by mid-2012 and as a condition of the sale, we intend to recover a regulatory asset for portion of the loss on sale. In addition, if satisfactory regulatory approvals are received, we would record a non-cash loss for the portion of the loss that we cannot recover as a regulatory asset. However, the outcome of the FERC’s approval of the application, including our ability to recover the regulatory asset in future rates, is currently undeterminable.

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

Affiliated Interest Income, Net

The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters ended March 31:

	2012	2011
	(In millions, except for rates)
Average advance due from El Paso	$543	$970
Average short-term interest rate	2.5%	1.5%

Income Tax Expense

Our effective tax rate of 38 percent for the quarters ended March 31, 2012 and 2011 was higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and amounts available to us under El Paso’s cash management program while our primary uses of cash are for working capital and capital expenditures. At March 31, 2012, we had a note receivable from El Paso of $523 million. We do not intend to settle any amounts owed under this note within the next twelve months and therefore, classified it as non-current on our balance sheet. See Item 1. Financial Statements, Note 5 for a further discussion of El Paso’s cash management program.

For the quarter ended March 31, 2012 compared to the same period in 2011, our operating cash flows decreased by $26 million primarily due to settlement of refund obligations associated with our rate case, partially offset by an increase in our reservation revenues as a result of higher tariff rates effective June 1, 2011.

Our cash capital expenditures for the quarter ended March 31, 2012 are listed below.

(In millions)
Expansion	$20
Maintenance	22

$42

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program. In addition, we are eligible to borrow amounts available under El Paso’s revolving credit agreement and are only liable for amounts we directly borrow. As of March 31, 2012, El Paso had $731 million of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us. For a further discussion of this credit agreement, see our 2011 Annual Report on Form 10-K. While we do not anticipate a need to directly access the financial markets for the remainder of 2012 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our or El Paso’s ability to act opportunistically. Our future plans could also be impacted by the completion of El Paso’s announced acquisition by KMI.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 1. Financial Statements, Note 3, which is incorporated herein by reference and our 2011 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 3, which is incorporated herein by reference.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2011 Annual Report on Form 10-K under Part I, Item 1A. Risk Factors. There have been no material changes in these risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 3. Defaults Upon Senior Securities

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Mine Safety Disclosures

Not applicable.

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

TENNESSEE GAS PIPELINE COMPANY, L.L.C.

Date: May 4, 2012	/s/ Norman G. Holmes
Norman G. Holmes
President
(Principal Executive Officer)

Date: May 4, 2012	/s/ John R. Sult
John R. Sult
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

TENNESSEE GAS PIPELINE COMPANY, L.L.C.

EXHIBIT INDEX

Each exhibit identified below is filed as a part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description

3.A	First Amended and Restated Limited Liability Company Agreement of Tennessee Gas Pipeline Company, L.L.C., dated February 14, 2012 (incorporated by reference to Exhibit 3.B to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Labels Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.